Form 10-Q
period 2017-09-30
CAMBRIDGE BANCORP
filed 2017-11-09
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number: 001-38184

CAMBRIDGE BANCORP

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2777442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1336 Massachusetts Avenue Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 876-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐
			Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2017, the registrant had 4,082,188 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$13,668	$54,050
Investment securities
Available for sale, at fair value (amortized cost $215,007 and $329,726, respectively)	212,449	325,641
Held to maturity, at amortized cost (fair value $222,251 and $83,755, respectively)	219,870	82,502
Total investment securities	432,319	408,143
Loans held for sale, at lower of cost or fair value	560	6,506
Loans
Residential mortgage	537,425	534,404
Commercial mortgage	631,752	616,140
Home equity	76,007	75,051
Commercial & Industrial	65,861	59,706
Consumer	44,863	34,853
Total loans	1,355,908	1,320,154
Less: allowance for loan losses	(15,620)	(15,261)
Net loans	1,340,288	1,304,893
Stock in FHLB of Boston, at cost	4,938	4,098
Bank owned life insurance	30,947	30,499
Banking premises and equipment, net	9,502	10,451
Deferred income taxes, net	13,392	13,693
Accrued interest receivable	4,899	4,627
Other assets	13,718	12,039
Total assets	$1,864,231	$1,848,999
Liabilities
Deposits
Demand	$465,970	$472,923
Interest bearing checking	387,343	430,706
Money market	64,232	72,057
Savings	600,475	539,190
Certificates of deposit	158,898	171,162
Total deposits	1,676,918	1,686,038
Short-term borrowings	11,500	—
Long-term borrowings	3,621	3,746
Other liabilities	26,141	24,544
Total liabilities	1,718,180	1,714,328
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,082,188 shares and 4,036,879 shares, respectively	4,082	4,037
Additional paid-in capital	35,435	33,253
Retained earnings	115,048	107,262
Accumulated other comprehensive loss	(8,514)	(9,881)
Total shareholders’ equity	146,051	134,671
Total liabilities and shareholders’ equity	$1,864,231	$1,848,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$13,038	$12,322	$37,966	$35,796
Interest on tax-exempt loans	121	116	391	293
Interest on taxable investment securities	1,712	1,115	4,762	3,979
Interest on tax-exempt investment securities	641	688	1,966	2,071
Dividends on FHLB of Boston stock	107	52	192	132
Interest on overnight investments	54	22	170	94
Total interest and dividend income	15,673	14,315	45,447	42,365
Interest expense
Interest on deposits	809	769	2,183	2,526
Interest on borrowed funds	225	26	434	66
Total interest expense	1,034	795	2,617	2,592
Net interest and dividend income	14,639	13,520	42,830	39,773
Provision for loan losses	310	113	360	338
Net interest and dividend income after provision for loan losses	14,329	13,407	42,470	39,435
Noninterest income
Wealth management revenue	6,131	5,481	17,077	15,026
Deposit account fees	768	766	2,387	2,134
ATM/Debit card income	334	285	879	852
Bank owned life insurance income	139	149	448	474
Gain (loss) on disposition of investment securities	—	3	(3)	438
Gain on loans held for sale	39	305	324	591
Loan related derivative income	284	392	647	1,191
Other income	282	234	890	677
Total noninterest income	7,977	7,615	22,649	21,383
Noninterest expense
Salaries and employee benefits	9,066	8,620	27,211	25,431
Occupancy and equipment	2,358	2,278	6,936	7,029
Data processing	1,111	1,279	3,830	3,744
Professional services	954	654	2,650	1,857
Marketing	355	463	1,098	1,388
FDIC Insurance	154	176	466	628
Other expenses	604	693	2,089	2,078
Total noninterest expense	14,602	14,163	44,280	42,155
Income before income taxes	7,704	6,859	20,839	18,663
Income tax expense	2,694	2,284	6,987	6,190
Net income	$5,010	$4,575	$13,852	$12,473
Share data
Weighted average number of shares outstanding, basic	4,037,026	3,996,687	4,027,378	3,982,696
Weighted average number of shares outstanding, diluted	4,070,332	4,043,651	4,062,743	4,029,281
Basic earnings per share	$1.23	$1.13	$3.40	$3.09
Diluted earnings per share	$1.22	$1.13	$3.37	$3.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Net income	$5,010	$4,575	$13,852	$12,473
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during period	286	(402)	968	2,991
Less: reclassification adjustment for (gains) losses included in net income	-	(2)	1	(281)
Total unrealized gains (losses) on securities	286	(404)	969	2,710
Defined benefit retirement plans
Change in unfunded retirement liability	133	117	398	351
Other comprehensive income (loss)	419	(287)	1,367	3,061
Comprehensive income	$5,429	$4,288	$15,219	$15,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(dollars in thousands, except per share data)

Balance at December 31, 2015	$4,000	$30,427	$99,064	$(8,428)	$125,063
Net income	—	—	12,473	—	12,473
Other comprehensive income	—	—	—	3,061	3,061
Share based compensation	13	657	—	—	670
Exercise of stock options	36	1,148	—	—	1,184
Shares issued to ESOP and Directors	16	762	—	—	778
Dividends declared ($1.38 per share)	—	—	(5,570)	—	(5,570)
Shares repurchased	(30)	(238)	(1,163)	—	(1,431)
Balance at September 30, 2016	$4,035	$32,756	$104,804	$(5,367)	$136,228

Balance at December 31, 2016	$4,037	$33,253	$107,262	$(9,881)	$134,671
Net income	—	—	13,852	—	13,852
Other comprehensive income	—	—	—	1,367	1,367
Share based compensation	15	757	—	—	772
Exercise of stock options	25	740	—	—	765
Shares issued to ESOP and Directors	12	745	—	—	757
Dividends declared ($1.39 per share)	—	—	(5,663)	—	(5,663)
Shares repurchased	(7)	(60)	(403)	—	(470)
Balance at September 30, 2017	$4,082	$35,435	$115,048	$(8,514)	$146,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,852	$12,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	360	338
Amortization of deferred charges and fees, net	720	1,232
Depreciation and amortization	1,470	1,554
Bank owned life insurance income	(448)	(474)
Loss/(gain) on disposition of investment securities	3	(438)
Compensation expense from stock option and restricted stock grants	772	670
Change in accrued interest receivable	(272)	47
Change in deferred income taxes	301	1,107
Change in unrealized (gain)/loss of securities available for sale, net of taxes	(557)	(1,575)
Change in unfunded pension liability	398	351
Change in other assets	(1,679)	(2,905)
Change in other liabilities	1,597	4,172
Change in loans held for sale	5,946	(3,268)
Other, net	(1)	38
Net cash provided by operating activities	22,462	13,322
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(257,931)	(234,039)
Proceeds from principal payments of loans	222,187	113,837
Proceeds from calls/maturities of securities available for sale	41,982	140,336
Proceeds from sales of securities available for sale and held to maturity	77,369	18,070
Purchase of securities available for sale	(5,091)	(129,733)
Proceeds from calls/maturities of securities held to maturity	27,100	8,521
Purchase of securities held to maturity	(164,684)	(10,719)
(Purchase) sale of FHLB of Boston stock	(840)	1,451
Purchase of banking premises and equipment	(521)	(1,091)
Net cash used by investing activities	(60,429)	(93,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	3,144	64,519
Change in certificates of deposit	(12,323)	2,460
Change in short-term borrowings	11,500	12,600
Repayment of long-term borrowings	(125)	(123)
Cash dividends paid on common stock	(5,663)	(5,570)
Repurchase of common stock	(470)	(1,432)
Proceeds from issuance of common stock	1,522	1,962
Net cash provided by financing activities	(2,415)	74,416
Net decrease in cash and cash equivalents	(40,382)	(5,629)
Cash and cash equivalents at beginning of period	54,050	24,645
Cash and cash equivalents at end of period	$13,668	$19,016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,626	$2,612
Income taxes	$7,305	$6,550

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Cambridge Bancorp (the “Company”) and its wholly owned subsidiary, Cambridge Trust Company (the “Bank”), and the Bank’s wholly owned subsidiaries, Cambridge Trust Company of New Hampshire Inc., CTC Security Corporation, and CTC Security Corporation III. References to the Company herein relate to the consolidated group of companies. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

The Company is a state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts and was incorporated in 1983. The Company is the sole shareholder of the Bank, a Massachusetts trust company chartered in 1890, which is a private bank. The Company’s lines of business consisting of wealth management services, commercial banking, and consumer banking are managed as a single strategic unit.

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2017 and December 31, 2016, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments, and the valuation of deferred tax assets are particularly subject to change.

3.	Subsequent Events

Changes to retirement plans. On October 23, 2017, the Company announced the decision to freeze the accrual of benefits effective December 31, 2017, within the defined benefit pension plan.

Management has reviewed events occurring through November 8, 2017, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

4.	Recently Issued and Adopted Accounting Guidance

Accounting Standard Update No. 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). On August 28, 2017, the Financial Accounting Standards Board (the “FASB”) issued a new standard that allows companies to better align their hedge accounting and risk management activities. The new standard will also reduce the cost and complexity of applying hedge accounting. The standard requires companies to change the recognition and presentation of the effects of hedge accounting by:

•	eliminating the requirement to separately measure and report hedge ineffectiveness; and
•	requiring companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item.

The standard also permits hedge accounting for strategies for which hedge accounting is not permitted today and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The new accounting standard is effective on January 1, 2019 for the Company, and early adoption is permitted.

The new standard requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.

While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

Accounting Standards Update No. 2017-08 - Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). On March 30, 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. The new guidance requires entities to amortize premium on callable debt securities to the earliest call date.  Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Debt securities held at a discount will continue to be amortized to maturity. The amended guidance is effective on January 1, 2020 for the Company, and early adoption is permitted.  This guidance should be applied using a modified retrospective transition method.  Additionally, in the period of adoption, we will provide disclosures about a change in accounting principle. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). On March 10, 2017, the FASB issued amended guidance primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, as discussed below. The new guidance will require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amended guidance is effective on January 1, 2020 for the Company. This guidance should be applied using a modified retrospective transition method. We are currently assessing the impact that the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2016-18 - Restricted Cash (“ASU 2016-18”).  On November 17, 2016, the FASB issued amended guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective on January 1, 2018 for the Company, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The adoption of this guidance will not have a material impact on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2016-15 - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This guidance is effective for the Company for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The adoption of this guidance will not have a material impact on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2016-09 - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). On March 30, 2016, the FASB issued ASU 2016-09 as part of the initiative to reduce the complexity in accounting standards. The updated guidance addresses several areas for simplification, including accounting for employee share-based payment transactions and the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance on January 1, 2017 using the prospective method and recorded a tax benefit of $219,000 for the nine months ended September 30, 2017.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for the Company for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income.
•

Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•

Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or the accompanying notes to the financial statements.

•	Clarifies that an entity must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with its other deferred tax assets.
•

Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition.

This guidance becomes effective for the Company for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, are required to be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material impact on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the FASB issued 2014-09 as a joint project between the FASB and the International Accounting Standards Board to clarify the principles of recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Additionally, in August 2015, the FASB issued Accounting Standards Update No. 2015-14 to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017.  We are in the process of evaluating this guidance, and at this time, do not expect its adoption will have a material impact on our consolidated balance sheets, statements of income, and cash flows.

5.	Cash and Due from Banks

At September 30, 2017 and December 31, 2016, cash and due from banks totaled $13.7 million and $54.1 million, respectively. Of this amount, $12.9 million and $11.2 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at September 30, 2017 and December 31, 2016, the Company pledged $500,000 and $500,000, respectively, to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$90,024	$—	$(844)	$89,180	$140,026	$23	$(1,340)	$138,709
Mortgage-backed securities	119,272	299	(1,950)	117,621	183,974	479	(3,154)	181,299
Corporate debt securities	5,039	24	(18)	5,045	5,054	13	(38)	5,029
Mutual funds	672	—	(69)	603	672	—	(68)	604
Total available for sale securities	$215,007	$323	$(2,881)	$212,449	$329,726	$515	$(4,600)	$325,641

Held to maturity securities
U.S. GSE obligations	$29,998	$2	$(41)	$29,959	$—	$—	$—	$—
Mortgage-backed securities	107,762	128	(245)	107,645	696	23	—	719
Corporate debt securities	1,997	29	—	2,026	—	—	—	—
Municipal securities	80,113	2,673	(165)	82,621	81,806	1,894	(664)	83,036
Total held to maturity securities	$219,870	$2,832	$(451)	$222,251	$82,502	$1,917	$(664)	$83,755
Total	$434,877	$3,155	$(3,332)	$434,700	$412,228	$2,432	$(5,264)	$409,396

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac).

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$59,652	$(372)	$29,528	$(472)	$89,180	$(844)
Mortgage-backed securities	82,766	(1,208)	31,122	(742)	113,888	(1,950)
Corporate debt securities	4,021	(18)	—	—	4,021	(18)
Mutual funds	—	—	603	(69)	603	(69)
Total available for sale securities	$146,439	$(1,598)	$61,253	$(1,283)	$207,692	$(2,881)

Held to maturity securities
U.S. GSE obligations	$24,957	$(41)	$—	$—	$24,957	$(41)
Mortgage-backed securities	74,790	(245)	3	—	74,793	(245)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	6,795	(72)	2,485	(93)	9,280	(165)
Total held to maturity securities	$106,542	$(358)	$2,488	$(93)	$109,030	$(451)
Total temporarily impaired securities	$252,981	$(1,956)	$63,741	$(1,376)	$316,722	$(3,332)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$118,686	$(1,340)	$—	$—	$118,686	$(1,340)
Mortgage-backed securities	149,859	(2,795)	14,422	(359)	164,281	(3,154)
Corporate debt securities	4,016	(38)	—	—	4,016	(38)
Mutual funds	—	—	604	(68)	604	(68)
Total available for sale securities	$272,561	$(4,173)	$15,026	$(427)	$287,587	$(4,600)

Held to maturity securities
Mortgage-backed securities	$1	$—	$3	$—	$4	$—
Municipal securities	18,626	(664)	—	—	18,626	(664)
Total held to maturity securities	$18,627	$(664)	$3	$—	$18,630	$(664)
Total temporarily impaired securities	$291,188	$(4,837)	$15,029	$(427)	$306,217	$(5,264)

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently, when economic or market conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of September 30, 2017, 104 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.04% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.21%, or $69,000 of its amortized cost. The largest unrealized dollar loss of any single security was $150,000, or 3.01% of its amortized cost.

As of December 31, 2016, 132 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.69% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.16%, or $51,000 of its amortized cost. The largest unrealized dollar loss of any single security was $189,000, or 3.79% of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016.

The amortized cost and fair value of debt securities, aggregated by the earlier of guaranteed call date or contractual maturity, are shown below. Maturities of mortgage-backed securities do not take into consideration scheduled amortization or prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At September 30, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	$4,987	$85,024	$84,193	$—	$—	$—	$—	$90,024	$89,180
Mortgage-backed securities	154	157	148	155	19,607	19,464	99,363	97,845	119,272	117,621
Corporate debt securities	—	—	4,039	4,021	1,000	1,024	—	—	5,039	5,045
Total available for sale Securities	$5,154	$5,144	$89,211	$88,369	$20,607	$20,488	$99,363	$97,845	$214,335	$211,846

Held to maturity securities
U.S. GSE obligations	$—	$—	$29,998	$29,959	$—	$—	$—	$—	$29,998	$29,959
Mortgage-backed securities	24	25	330	339	23,447	23,391	83,961	83,890	107,762	107,645
Corporate debt securities	—	—	1,997	2,026	—	—	—	—	1,997	2,026
Municipal securities	3,960	3,985	13,714	14,086	33,389	34,789	29,050	29,761	80,113	82,621
Total held to maturity Securities	$3,984	$4,010	$46,039	$46,410	$56,836	$58,180	$113,011	$113,651	$219,870	$222,251
Total	$9,138	$9,154	$135,250	$134,779	$77,443	$78,668	$212,374	$211,496	$434,205	$434,097

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Amortized cost of securities sold	$—	$250	$77,372	$17,632
Gain/(loss) realized on securities sold	—	3	(3)	438
Net proceeds from securities sold	$—	$253	$77,369	$18,070

7.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single-family and multi-family residential loans, commercial and industrial, commercial real estate, construction loans, and a variety of consumer loans.  Most loans granted by the Company are secured by real estate collateral. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. In the event of a default, the liquidation of the underlying real estate collateral is typically viewed as the primary source of repayment. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. The repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default.

Loans outstanding are detailed by category as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$300,071	$305,403
Mortgages - adjustable rate	236,323	228,028
Deferred costs net of unearned fees	1,031	973
Total residential mortgages	537,425	534,404

Commercial mortgage
Mortgages - nonowner occupied	560,254	513,578
Mortgages - owner occupied	36,287	43,932
Construction	35,031	58,406
Deferred costs net of unearned fees	180	224
Total commercial mortgages	631,752	616,140

Home equity
Home equity - lines of credit	72,083	70,883
Home equity - term loans	3,670	3,925
Deferred costs net of unearned fees	254	243
Total home equity	76,007	75,051

Commercial & industrial
Commercial & industrial	65,818	59,638
Deferred costs net of unearned fees	43	68
Total commercial & industrial	65,861	59,706

Consumer
Secured	43,695	33,386
Unsecured	1,151	1,451
Deferred costs net of unearned fees	17	16
Total consumer	44,863	34,853
Total loans	$1,355,908	$1,320,154

Directors and officers of the Company and their associates are customers of, and have other transactions with, the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At September 30, 2017 and December 31, 2016, total loans outstanding to such directors and officers were $632,000 and $690,000, respectively. During the nine months ended September 30, 2017, $97,000 of additions and $155,000 of repayments were made to these loans. There were $355,000 of additions and $406,000 of repayments during the year ended December 31, 2016. At September 30, 2017 and December 31, 2016, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,031	$216	$3	$21	$—	$1,271
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	123	—	—	308	—	431
Total	$1,154	$216	$3	$329	$—	$1,702

	December 31, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$998	$—	$—	$24	$1	$1,023
Loans past due >90 days, but still accruing	—	232	—	—	—	232
Troubled debt restructurings	132	—	—	289	—	421
Total	$1,130	$232	$—	$313	$1	$1,676

Troubled Debt Restructurings.  Loans are considered restructured in a troubled debt restructuring (“TDR”) when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt, such as; deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

TDRs are classified as impaired loans. The Company identifies loss allocations for impaired loans on an individual loan basis. There were no new TDRs during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company modified one loan as a TDR with a pre-modification carrying value (which consists of the unpaid principal balance, net of charge-offs, and unamortized deferred loan origination fees and costs, at the time of the restructuring) of $65,000 and a post-modification carrying value of $48,000. At  September 30, 2017, five loans were determined to be TDRs with a total carrying value of $431,000. There were no TDR defaults during the three months and nine months ended September 30, 2017.

During the three months and nine months ended September 30, 2016, the Company modified one loan with a pre- and post-modification carrying value of $247,000. There were no TDR defaults during the three months and nine months ended September 30, 2016.

The allowance for loan losses includes a specific reserve for these TDRs of approximately $259,000 and $117,000 as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	September 30, 2017
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$536,271	$76,004	$44,863
Non-performing	1,154	3	—
Total	$537,425	$76,007	$44,863

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$620,847	$62,332
7 (Special Mention)		10,688	2,776
8 (Substandard)		217	753
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$631,752	$65,861

	December 31, 2016
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$533,273	$75,051	$34,852
Non-performing	1,131	—	1
Total	$534,404	$75,051	$34,853

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$612,636	$56,310
7 (Special Mention)		2,861	1,431
8 (Substandard)		643	1,965
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$616,140	$59,706

With respect to residential real estate mortgages, home equity, and consumer loans, the Bank utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans either have been placed on non-accrual, or are past due more than 90 days but are still accruing, and may contain greater than average risk.

With respect to commercial real estate mortgages and commercial loans, the Bank utilizes a 10 grade internal loan rating system as an indicator of credit quality. The grades are as follows:

•	Loans rated 1-6 (Pass) – These loans are considered “pass” rated with low to moderate risk.
•	Loans rated 7 (Special Mention) – These loans have potential weaknesses warranting close attention, which, if left uncorrected, may result in deterioration of the credit at some future date.
•

Loans rated 8 (Substandard) – These loans have well-defined weaknesses that jeopardize the orderly liquidation of the debt under the original loan terms. Loss potential exists but is not identifiable in any one customer.

•	Loans rated 9 (Doubtful) – These loans have pronounced weaknesses that make full collection highly questionable and improbable.
•	Loans rated 10 (Loss) – These loans are considered uncollectible and continuance as a bankable asset is not warranted.

Delinquencies.  The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loan delinquencies can be attributed to many factors, such as but not limited to a continuing weakness in, or deteriorating economic conditions in, the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers.

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$3,889	$371	$65	$4,325	$533,100	$537,425
Commercial Mortgages	1,979	—	—	1,979	629,773	631,752
Home Equity	—	—	3	3	76,004	76,007
Commercial & Industrial	15	22	—	37	65,824	65,861
Consumer loans	37	1	—	38	44,825	44,863
Total	$5,920	$394	$68	$6,382	$1,349,526	$1,355,908

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$698	$179	$602	$1,479	$532,925	$534,404
Commercial Mortgages	—	250	232	482	615,658	616,140
Home Equity	4	—	—	4	75,047	75,051
Commercial & Industrial	173	—	1	174	59,532	59,706
Consumer loans	6	5	—	11	34,842	34,853
Total	$881	$434	$835	$2,150	$1,318,004	$1,320,154

Allowance for Loan Losses.  The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans, and other relevant factors. We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. The allowance for loan losses consists primarily of two components:

1.

Specific allowances established for impaired loans (as defined by GAAP). The amount of impairment provided for as a specific allowance is measured based on the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent, and the carrying value of the loan; and

2.

General allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into homogenous pools by similar risk characteristics, primarily by loan type and regulatory classification. We apply an estimated incurred loss rate to each loan group. The loss rates applied are based upon our historical loss experience over a designated look back period adjusted, as appropriate, for the quantitative, qualitative, and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to historical loss experience are based on our evaluation of several quantitative, qualitative, and environmental factors, including:

•

the loss emergence period, which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs;

•	changes in any concentration of credit (including, but not limited to, concentrations by geography, industry, or collateral type);
•	changes in the number and amount of non-accrual loans and past due loans;
•	changes in national, state, and local economic trends;
•	changes in the types of loans in the loan portfolio;
•	changes in the experience and ability of personnel;
•	changes in lending strategies; and
•	changes in lending policies and procedures.

In addition, we may establish an unallocated allowance to provide for probable losses that have been incurred as of the reporting date but are not reflected in the allocated allowance.

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan losses methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease. Periodically, management conducts an analysis to estimate the loss emergence period for various loan categories based on samples of historical charge-offs. Model output by loan category is reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, will periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following tables contain changes in the allowance for loan losses disaggregated by loan category at September 30, 2017:

	For the Three Months Ended September 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unallocated	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2017	$4,783	$8,449	$632	$758	$324	$—	$357	$15,303
Charge-offs	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	—	6	2	—	—	8
Provision	303	(126)	(4)	94	43	—	—	310
Balance at September 30, 2017	$5,086	$8,323	$628	$858	$368	$—	$357	$15,620

	For the Nine Months Ended September 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unallocated	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$—	$190	$15,261
Charge-offs	—	—	—	(1)	(14)	—	—	(15)
Recoveries	—	—	—	8	6	—	—	14
Provision	188	(128)	(23)	44	112	—	167	360
Balance at September 30, 2017	$5,086	$8,323	$628	$858	$368	$—	$357	$15,620

The following tables contain changes in the allowance for loan losses disaggregated by loan category at September 30, 2016:

	For the Three Months Ended September 30, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unallocated	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2016	$4,773	$8,562	$753	$766	$376	$7	$174	$15,411
Charge-offs	—	—	—	—	(3)	—	—	(3)
Recoveries	—	1	—	1	14	—	—	16
Provision	(242)	380	(40)	(23)	4	29	5	113
Balance at September 30, 2016	$4,531	$8,943	$713	$744	$391	$36	$179	$15,537

	For the Nine Months Ended September 30, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unallocated	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2015	$5,244	$8,094	$699	$615	$354	$11	$174	$15,191
Charge-offs	—	—	—	(13)	(17)	—	—	(30)
Recoveries	13	7	1	11	6	—	—	38
Provision	(726)	842	13	131	48	25	5	338
Balance at September 30, 2016	$4,531	$8,943	$713	$744	$391	$36	$179	$15,537

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	September 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$98	$—	$—	$259	$—	$357
Collectively evaluated for impairment	5,086	8,323	628	858	368	15,263
Total	$5,184	$8,323	$628	$1,117	$368	$15,620

Loans receivable
Individually evaluated for impairment	$1,056	$217	$98	$307	$—	$1,678
Collectively evaluated for impairment	536,369	631,535	75,909	65,554	44,863	1,354,230
Total	$537,425	$631,752	$76,007	$65,861	$44,863	$1,355,908

	December 31, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$69	$—	$7	$114	$—	$190
Collectively evaluated for impairment	4,898	8,452	650	807	264	15,071
Total	$4,967	$8,452	$657	$921	$264	$15,261

Loans receivable
Individually evaluated for impairment	$1,027	$—	$102	$289	$—	$1,418
Collectively evaluated for impairment	533,377	616,140	74,949	59,417	34,853	1,318,736
Total	$534,404	$616,140	$75,051	$59,706	$34,853	$1,320,154

The following tables present information pertaining to impaired loans:

	For the Three Months Ended September 30, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$38	$40	$38	$—	$1
Commercial real estate	217	221	229	—	—
Residential real estate	991	997	1,187	—	—
Home equity	98	99	128	—	—
Total	1,344	1,357	1,582	—	1
With required reserve recorded:
Commercial and industrial	269	273	281	259	—
Commercial real estate	—	—	—	—	—
Residential real estate	65	65	65	98	—
Home equity	—	—	—	—	—
Total	334	338	346	357	-
Total:
Commercial and industrial	307	313	319	259	1
Commercial real estate	217	221	229	—	—
Residential real estate	1,056	1,062	1,252	98	—
Home equity	98	99	128	—	—
Total	$1,678	$1,695	$1,928	$357	$1

	For the Nine Months Ended September 30, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$38	$38	$38	$—	$2
Commercial real estate	217	227	229	—	3
Residential real estate	991	1,012	1,187	—	—
Home equity	98	102	128	—	—
Total	1,344	1,379	1,582	—	5
With required reserve recorded:
Commercial and industrial	269	279	281	259	—
Commercial real estate	—	—	—	—	—
Residential real estate	65	66	65	98	1
Home equity	—	—	—	—	—
Total	334	345	346	357	1
Total:
Commercial and industrial	307	317	319	259	2
Commercial real estate	217	227	229	—	3
Residential real estate	1,056	1,078	1,252	98	1
Home equity	98	102	128	—	—
Total	$1,678	$1,724	$1,928	$357	$6

	For the Three Months Ended September 30, 2016
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	293	293	390	—	—
Residential real estate	714	716	883	—	1
Home equity	78	78	101	—	—
Consumer	1	1	1	—	—
Total	1,086	1,088	1,375	—	1
With required reserve recorded:
Commercial and industrial	458	459	462	179	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Total	458	459	462	179	—
Total:
Commercial and industrial	458	459	462	179	—
Commercial real estate	293	293	390	—	—
Residential real estate	714	716	883	—	1
Home equity	78	78	101	—	—
Consumer	1	1	1	—	—
Total	$1,544	$1,547	$1,837	$179	$1

	For the Nine Months Ended September 30, 2016
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	293	295	390	—	—
Residential real estate	714	729	883	—	3
Home equity	78	80	101	—	—
Consumer	1	1	1	—	—
Total	1,086	1,105	1,375	—	3
With required reserve recorded:
Commercial and industrial	458	461	462	179	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Total	458	461	462	179	—
Total:
Commercial and industrial	458	461	462	179	—
Commercial real estate	293	295	390	—	—
Residential real estate	714	729	883	—	3
Home equity	78	80	101	—	—
Consumer	1	1	1	—	—
Total	$1,544	$1,566	$1,837	$179	$3

8.	Federal Home Loan Bank of Boston Stock

As a voluntary member of the Federal Home Loan Bank (“FHLB”) of Boston, the Bank is required to invest in stock of the FHLB of Boston in an amount based upon its outstanding advances from the FHLB of Boston. At September 30, 2017 and December 31, 2016, the Bank’s investment in FHLB of Boston stock totaled $4.9 million and $4.1 million, respectively. No market exists for shares of this stock. The Bank’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Bank’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of September 30, 2017 and December 31, 2016, no impairment has been recognized.

9.	Goodwill and Other Intangible Assets

Goodwill.  At September 30, 2017 and December 31, 2016, the carrying value of goodwill, which is included in other assets, totaled $412,000 and $412,000, respectively. Goodwill is tested for impairment, based on its fair value, at least annually. As of September 30, 2017 and December 31, 2016, no goodwill impairment has been recognized.

Mortgage servicing rights.  Certain residential mortgage loans are periodically sold by the Company to the secondary market. Loans held for sale totaled $560,000 and $6.5 million at September 30, 2017 and December 31, 2016, respectively. Generally, these loans are sold without recourse. The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the nine months ended September 30, 2017 and September 30, 2016 were $11.5 million and $25.9 million, respectively, with net gains recognized in gain on loans held for sale of $172,000 and $607,000, respectively.

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.1 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2015	$499	$(8)	$491
Mortgage servicing rights capitalized	274	—	274
Amortization charged against servicing income	(153)	—	(153)
Change in impairment reserve	—	(22)	(22)
Balance at September 30, 2016	$620	$(30)	$590

Balance at December 31, 2016	$842	$(30)	$812
Mortgage servicing rights capitalized	128	—	128
Amortization charged against servicing income	(112)	—	(112)
Change in impairment reserve	—	—	—
Balance at September 30, 2017	$858	$(30)	$828

The weighted-average amortization period for mortgage servicing rights portfolio was 7.3 years and 8.0 years at September 30, 2017 and September 30, 2016, respectively.

10.	DEPOSITS

Deposits are summarized as follows:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Demand deposits (non-interest bearing)	$465,970	$472,923
Interest bearing checking	387,343	430,706
Money market	64,232	72,057
Savings	600,475	539,190
Retail certificates of deposit under $100,000	39,920	42,471
Retail certificates of deposit $100,000 or greater	68,808	72,355
Wholesale certificates of deposit	50,170	56,336
Total deposits	$1,676,918	$1,686,038

Certificates of deposit had the following schedule of maturities:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Less than 3 months remaining	$26,750	$32,268
3 to 5 months remaining	28,608	17,558
6 to 11 months remaining	43,111	36,240
12 to 23 months remaining	32,940	44,467
24 to 47 months remaining	19,885	29,826
48 months or more remaining	7,604	10,803
Total certificates of deposit	$158,898	$171,162

Interest expense on retail certificates of deposit $100,000 or greater was $112,000 and $125,000 for the three months ended September 30, 2017 and September 30, 2016, respectively.  Interest expense on retail certificates of deposit $100,000 or greater was $335,000 and $347,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The aggregate amount of certificates of deposit in denominations that meet or exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit of $250,000 at September 30, 2017 and December 31, 2016 was $43.9 million and $46.0 million, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers and their respective affiliates totaled $8.3 million and $7.2 million as of September 30, 2017 and December 31, 2016, respectively.

11.	Borrowings

Information relating to short-term borrowings is presented below:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
	(dollars in thousands)
FHLB of Boston short-term advances
Ending balance	$11,500	$—
Average daily balance	42,293	3,668
Highest month-end balance	110,000	21,000
Weighted average interest rate	1.20%	0.54%

Information relating to long-term borrowings is presented below:

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
FHLB of Boston long-term advances
Due 09/01/2020; amortizing	$3,621	1.94%	$3,746	1.94%

All short- and long-term borrowings with the FHLB of Boston are secured by the Bank’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 90% of the market value of certain U.S. Government and GSE obligations and 75% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at September 30, 2017 and December 31, 2016 was approximately $292.8 million and $306.8 million, respectively.

The Bank also has a line of credit with the FRB Boston. At September 30, 2017, the Bank had pledged commercial real estate and commercial & industrial loans with aggregate principal balances of approximately $301.6 million as collateral for this line of credit. Based upon the collateral pledged, the Bank’s unused borrowing capacity with the FRB Boston at September 30, 2017 was $165.1 million and $159.6 million as of December 31, 2016.

12.	Income Taxes

The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Current
Federal	$2,651	$2,295	$5,966	$5,592
State	690	624	1,552	1,310
Total current expense	3,341	2,919	7,518	6,902

Deferred
Federal	(504)	(495)	(414)	(555)
State	(143)	(140)	(117)	(157)
Total deferred	(647)	(635)	(531)	(712)
Total income tax expense	$2,694	$2,284	$6,987	$6,190

The following is a reconciliation of the total income tax provision, calculated at statutory federal income tax rates, to the income tax expense in the consolidated statements of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	Rate	2016	Rate	2017	Rate	2016	Rate
	(dollars in thousands)				(dollars in thousands)
Provision at statutory rates	$2,697	35.00%	$2,401	35.00%	$7,294	35.00%	$6,532	35.00%
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	356	4.62	314	4.58	933	4.48	749	4.01
Tax-exempt income	(265)	(3.44)	(281)	(4.10)	(822)	(3.94)	(827)	(4.43)
ESOP dividends	(71)	(0.92)	(53)	(0.77)	(164)	(0.79)	(158)	(0.85)
Bank owned life insurance	(49)	(0.64)	(52)	(0.76)	(157)	(0.75)	(166)	(0.89)
Benefit from stock compensation	—	—	—	—	(188)	(0.90)	—	—
Other	26	0.35	(45)	(0.65)	91	0.43	60	0.33
Total income tax expense	$2,694	34.97%	$2,284	33.30%	$6,987	33.53%	$6,190	33.17%

The effective tax rate for the three months ended September 30, 2017 and September 30, 2016 was 34.97% and 33.30%, respectively. The effective tax rate for the nine months ended September 30, 2017 and September 30, 2016 was 33.53% and 33.17%, respectively.

  At September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

We did not record any interest or penalties for the three months and nine months ended September 30, 2017 and September 30, 2016.

The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. The Company’s state income tax returns are generally open from the 2014 and later tax return years based on individual state statute of limitations.

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 - “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in earnings in the period that they occur. For the three months and nine months ended September 30, 2017, the Company recognized a tax benefit of $0 and $219,000, respectively, resulting from share-based compensation.

13.	Pension and Retirement Plans

The Company has a noncontributory, defined benefit pension plan (“Pension Plan”) covering substantially all employees hired before May 2, 2011. Employees in positions requiring at least 1,000 hours of service per year were eligible to participate upon the attainment of age 21 and the completion of one year of service. Benefits are based primarily on years of service and the employee’s average monthly pay during the five highest consecutive plan years of the employee’s final ten years. The Company also provides supplemental retirement benefits to certain executive officers of the Company under the terms of Supplemental Executive Retirement Agreements (“Supplemental Retirement Plan”). The Supplemental Retirement Plan became effective on October 1, 1989. Benefits to be paid under the plan are contractually agreed upon and detailed in individual agreements with the executives. The Company also offers postretirement health care benefits for current and future retirees of the Bank. Certain employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligations for these plans.

The components of net periodic benefit cost was as follows:

	Three Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2017	2016	2017	2016	2017	2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$338	$399	$67	$57	$4	$7
Interest cost	412	452	91	75	5	8
Expected return on assets	(618)	(725)	—	-	—	—
Amortization of prior service credit	(1)	(1)	—	13	—	(2)
Amortization of net actuarial loss	179	228	—	-	(2)	(3)
Net periodic benefit cost	$310	$353	$158	$145	$7	$10

	Nine Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2017	2016	2017	2016	2017	2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$1,162	$1,162	$200	$209	$12	$19
Interest cost	1,413	1,319	273	271	15	25
Expected return on assets	(2,122)	(2,113)	—	—	—	—
Amortization of prior service credit	(3)	(3)	—	47	—	(5)
Amortization of net actuarial loss	614	664	—	—	(6)	(9)
Net periodic benefit cost	$1,064	$1,029	$473	$527	$21	$30

The Company does not intend to contribute to the Pension Plan in 2017.

Employee Profit Sharing Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matches employee contributions up to 100% of the first 3% of each participant’s salary. Each year, the Company may also make a discretionary contribution to the PSP. Employees are eligible to participate in the 401(k) feature of the PSP on the first business day of the quarter following their initial date of service and attainment of age 21. Employees are eligible to participate in discretionary contribution feature of the PSP on January 1 and July 1 of each year provided they have attained the age of 21 and the completion of 12 months of service consisting of at least 1,000 hours.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. Historically, the ESOP would purchase from the Company shares presently authorized but unissued at a price determined by an independent appraiser and certified by a committee of the trustees of the ESOP. Purchases of the Company’s stock by the ESOP are funded by employer contributions to the plan and proceeds from dividends paid to the plan participants.
Total expenses related to the PSP and ESOP for the three months ended September 30, 2017 and September 30, 2016 amounted to approximately $238,000 and $238,000, respectively. Total expenses related to the PSP and ESOP for the nine months ended September 30, 2017 and September 30, 2016 amounted to $713,000 and $713,000, respectively.

14.	STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with non-vested restricted stock awards and non-vested performance based restricted stock units (share-based compensation) and the related tax benefits recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Stock based compensation expense	$253	$251	$805	$688
Related tax benefits	$103	$103	$329	$281

15.	Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential real estate mortgage loans, risk participation agreements, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments assuming that the amounts are fully advanced and that collateral or other security is of no value. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$282,008	$256,767
Origination of new loans	65,313	26,024
Standby letters of credit	8,298	7,763

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	1,623	9,622
Customer related derivative contracts:
Interest rate swaps with customers	83,155	68,372
Mirror swaps with counterparties	83,155	68,372
Risk participation agreements with counterparties	28,467	16,378

16.	Shareholders’ Equity

Capital guidelines issued by the Federal Reserve Bank (the “FRB”) and by the FDIC require that the Company and the Bank maintain minimum capital levels for capital adequacy purposes. These regulations also require banks and their holding companies to maintain higher capital levels to be considered “well-capitalized.” Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among bank and bank holding companies to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.

On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”). On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for the capital conservation buffer discussed below). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0% calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Management believes that as of September 30, 2017 and December 31, 2016, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2017
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$169,487	13.7%	$99,005	8.0%	$114,474	9.25%	$129,944	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	154,015	12.4%	74,253	6.0%	89,723	7.25%	105,192	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	154,015	12.4%	55,690	4.5%	71,160	5.75%	86,629	7.0%	N/A	N/A
Tier I capital (to average assets)	154,015	8.1%	75,897	4.0%	75,897	4.00%	75,897	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$165,751	13.4%	$99,005	8.0%	$114,474	9.25%	$129,944	10.5%	$123,756	10.0%
Tier I capital (to risk-weighted assets)	150,279	12.1%	74,253	6.0%	89,723	7.25%	105,192	8.5%	99,005	8.0%
Common equity tier I capital (to risk-weighted assets)	150,279	12.1%	55,690	4.5%	71,160	5.75%	86,629	7.0%	80,441	6.5%
Tier I capital (to average assets)	150,279	7.9%	75,897	4.0%	75,897	4.00%	75,897	4.0%	94,871	5.0%

At December 31, 2016
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$159,141	13.1%	$96,873	8.0%	$104,441	8.625%	$127,145	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	144,003	11.9%	72,654	6.0%	80,223	6.625%	102,927	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	144,003	11.9%	54,491	4.5%	62,059	5.125%	84,763	7.0%	N/A	N/A
Tier I capital (to average assets)	144,003	7.9%	72,488	4.0%	72,488	4.000%	72,488	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$156,928	13.0%	$96,873	8.0%	$104,441	8.625%	$127,145	10.5%	$121,091	10.0%
Tier I capital (to risk-weighted assets)	141,790	11.7%	72,654	6.0%	80,223	6.625%	102,927	8.5%	96,873	8.0%
Common equity tier I capital (to risk-weighted assets)	141,790	11.7%	54,491	4.5%	62,059	5.125%	84,763	7.0%	78,709	6.5%
Tier I capital (to average assets)	141,790	7.8%	72,488	4.0%	72,488	4.000%	72,488	4.0%	90,610	5.0%

17.	Other Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as ‘other comprehensive income.’ The Company’s other comprehensive income consists of unrealized gains or losses on securities classified as available for sale and the component of the unfunded retirement liability computed in accordance with the requirements of ASC 715, “Compensation – Retirement Benefits.” The before-tax and after-tax amount of each of these categories, as well as the tax (expense)/benefit of each, is summarized as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during period	$452	$(166)	$286	$(539)	$137	$(402)
Reclassification adjustment for losses (gains) recognized in net income	—	—	—	(3)	1	(2)
Defined benefit retirement plans
Change in unfunded retirement liability	225	(92)	133	198	(81)	117
Total Other Comprehensive Income	$677	$(258)	$419	$(344)	$57	$(287)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains (losses) on available for sale securities
Unrealized holding gains (losses) arising during period	$1,524	$(556)	$968	$4,724	$(1,733)	$2,991
Reclassification adjustment for losses (gains) recognized in net income	3	(2)	1	(438)	157	(281)
Defined benefit retirement plans
Change in unfunded retirement liability	673	(275)	398	593	(242)	351
Total Other Comprehensive Income	$2,200	$(833)	$1,367	$4,879	$(1,818)	$3,061

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) are presented below:

Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2017	2016	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$—	$3	Gain on disposition of investment securities
Tax benefit or (expense)	—	(1)	Provision for income taxes
Net of tax	$—	$2	Net income

Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2017	2016	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$(3)	$438	(Loss) gain on disposition of investment securities
Tax benefit or (expense)	2	(157)	Provision for income taxes
Net of tax	$(1)	$281	Net income

18.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$5,010	$4,575	$13,852	$12,473
Less dividends and undistributed earnings allocated to participating securities	(53)	(53)	(148)	(154)
Net income applicable to common shareholders	$4,957	$4,522	$13,704	$12,319

Denominator:
Weighted average common shares outstanding	4,037	3,997	4,027	3,983
Earnings per common share - basic	$1.23	$1.13	$3.40	$3.09

Earnings per common share - diluted:
Numerator:
Net income	$5,010	$4,575	$13,852	$12,473
Less dividends and undistributed earnings allocated to participating securities	(53)	—	(148)	—
Net income applicable to common shareholders	$4,957	$4,575	$13,704	$12,473

Denominator:
Weighted average common shares outstanding	4,037	3,997	4,027	3,983
Dilutive effect of common stock equivalents	33	47	36	46
Weighted average diluted common shares outstanding	4,070	4,044	4,063	4,029
Earnings per common share - diluted	$1.22	$1.13	$3.37	$3.09

19.	Derivative Financial Instruments

The Company enters into interest rate derivatives to accommodate the business requirements of its customers. Derivatives are recognized as either assets or liabilities and reported in other assets or other liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

Interest Rate Swaps

The Company has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments. When the Bank enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the client’s fixed‑rate loan payments for floating-rate loan payments. As of September 30, 2017 and December 31, 2016, the Bank had interest rate swap contracts with commercial loan borrowers with notional amounts of $83.2 million and $68.4 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan related derivative income.

The credit risk associated with swap transactions is the risk of default by the counterparty. To minimize this risk, the Company enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Risk Participation Agreements

The Company has entered into risk participation agreements (“RPAs”) with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. RPAs are derivative financial instruments and are recorded at fair value and reported in other assets or other liabilities. These derivatives are not designated as hedges, and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities.

Under a risk participation-out agreement (a derivative asset), the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower for a fee paid to the participating bank. Under a risk participation-in agreement (a derivative liability), the Company assumes or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

As of September 30, 2017, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $28.5 million and $0, respectively.

The following table presents the fair values of derivative instruments in the Company’s unaudited consolidated balance sheets:

		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
		(dollars in thousands)			(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Loan related derivative contracts
Interest rate swaps with customers	Other Assets	$1,839	$1,632	Other Liabilities	$—	$—
Mirror swaps with counterparties	Other Assets	—	—	Other Liabilities	1,839	1,632
Risk participation agreements	Other Assets	—	—	Other Liabilities	43	12
Total		$1,839	$1,632		$1,882	$1,644

For the three months ended September 30, 2017 and September 30, 2016, the Company recorded $284,000 and $392,000, respectively, of loan related derivative income.

For the nine months ended September 30, 2017 and September 30, 2016, the Company recorded $647,000 and $1.2 million, respectively, of loan related derivative income.

20.	Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets.
•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Company’s market assumptions.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and derivative instruments and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$13,668	$13,668	$54,050	$54,050
Securities - available for sale	212,449	212,449	325,641	325,641
Securities - held to maturity	219,870	222,251	82,502	83,755
Loans, net	1,340,288	1,319,757	1,304,893	1,286,497
Loans held for sale	560	560	6,506	6,506
FHLB Boston stock	4,938	4,938	4,098	4,098
Accrued interest receivable	4,899	4,899	4,627	4,627
Loan level interest rate swaps	1,839	1,839	1,632	1,632

Financial liabilities
Deposits	1,676,918	1,602,764	1,686,038	1,684,065
Short-term borrowings	11,500	11,500	—	—
Long-term borrowings	3,621	3,634	3,746	3,745
Loan level interest rate swaps	1,839	1,839	1,632	1,632
Risk participation agreements	43	43	12	12

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$89,180	$—	$89,180
Mortgage-backed securities	—	117,621	—	117,621
Corporate debt securities	—	5,045	—	5,045
Mutual funds	603	—	—	603
Other assets
Interest rate swaps with customers	—	1,839	—	1,839
Other liabilities
Mirror swaps with counterparties	—	1,839	—	1,839
Risk participation agreements	—	43	—	43

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$138,709	$—	$138,709
Mortgage-backed securities	—	181,299	—	181,299
Corporate debt securities	—	5,029	—	5,029
Mutual funds	604	—	—	604
Other assets
Interest rate swaps with customers	—	1,632	—	1,632
Other liabilities
Mirror swaps with counterparties	—	1,632	—	1,632
Risk participation agreements	—	12	—	12

The following tables present the carrying value of assets measured at fair value on a non-recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a nonrecurring basis
Assets
Collateral dependent impaired loans	$—	$—	$10	$10
Loans held for sale	—	—	560	560
Total	$—	$—	$570	$570

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a nonrecurring basis
Assets
Collateral dependent impaired loans	$—	$—	$654	$654
Loans held for sale	—	—	6,506	6,506
Total	$—	$—	$7,160	$7,160

Collateral dependent impaired loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value.  The Company uses the appraisal value of the collateral and applies a discount rate of between 0% to 15% depending on the nature, quality and type of collateral securing the loan.

Loans held for sale.  The Company uses a pricing service to calculate the fair value of loans held for sale.  At September 30, 2017, the fair value of loans held for sale equals the carrying value (unpaid principle and unamortized loans fees).

There were no transfers between levels for the three and nine months ended September 30, 2017 and three and nine months ended September 30, 2016.

The following is a description of the principal valuation methodologies used by the Company to estimate the fair values of its financial instruments:

Investment Securities

For investment securities, fair values are primarily based upon valuations obtained from a national pricing service which uses matrix pricing with inputs that are observable in the market or can be derived from, or corroborated by, observable market data. When available, quoted prices in active markets for identical securities are utilized.

Loans Held for Sale

For loans held for sale, fair values are estimated using projected future cash flows, discounted at rates based upon either trades of similar loans or mortgage-backed securities, or at current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities.

Loans

For most categories of loans, fair values are estimated using projected future cash flows, discounted at rates based upon either trades of similar loans or mortgage-backed securities, or at current rates at which similar loans would be made to borrowers with similar credit ratings and for similar remaining maturities. Loans that are deemed to be impaired in accordance with ASC 310, “Receivables,” are valued based upon the lower of cost or fair value of the underlying collateral.

FHLB of Boston Stock

The fair value of FHLB of Boston stock equals its carrying value since such stock is only redeemable at its par value.

Deposits

The fair value of non-maturity deposit accounts is the amount payable on demand at the reporting date. This amount does not take into account the value of the Bank’s long-term relationships with core depositors. The fair value of fixed-maturity certificates of deposit is estimated using a replacement cost of funds approach and is based upon rates currently offered for deposits of similar remaining maturities.

Long-Term Borrowings

For long-term borrowings, fair values are estimated using future cash flows, discounted at rates based upon current costs for debt securities with similar terms and remaining maturities.

Other Financial Assets and Liabilities

Cash and cash equivalents, accrued interest receivable, and short-term borrowings have fair values which approximate their respective carrying values because these instruments are payable on demand or have short-term maturities and present relatively low credit risk and interest rate risk.

Derivative Instruments and Hedges

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Bank incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Bank has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

Off-Balance-Sheet Financial Instruments

In the course of originating loans and extending credit, the Bank will charge fees in exchange for its commitment. While these commitment fees have value, the Bank has not estimated their value due to the short-term nature of the underlying commitments and their immateriality.

Values Not Determined

In accordance with ASC 820, the Company has not estimated fair values for non-financial assets such as banking premises and equipment, goodwill, the intangible value of the Bank’s portfolio of loans serviced for itself and the intangible value inherent in the Bank’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”), and should be read in conjunction with both the unaudited consolidated interim financial statements and notes thereto, appearing in Part 1, Item 1 of this report, as well as the Company’s Form 10 registration statement.

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•

national, regional and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge offs of loans, higher provisions for credit losses and/or reduced demand for the Company’s services;

•	disruptions to the credit and financial markets, either nationally or globally;
•

weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and profits on sales of mortgage loans;

•

legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act, which may adversely affect our business and/or competitive position, impose additional costs on the Company or cause us to change our business practices;

•	the Dodd-Frank Act’s consumer protection regulations which could adversely affect the Company’s business, financial condition or results of operations;
•	disruptions in the Company’s ability to access capital markets which may adversely affect its capital resources and liquidity;
•

the Company’s heavy reliance on communications and information systems to conduct its business and reliance on third parties and affiliates to provide key components of its business infrastructure, any disruptions of which could interrupt the Company's operations or increase the costs of doing business;

•	that the Company’s financial reporting controls and procedures may not prevent or detect all errors or fraud;
•	the Company’s dependence on the accuracy and completeness of information about clients and counterparties;
•	the fiscal and monetary policies of the federal government and its agencies;
•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;
•	downgrades in the Company’s credit rating;
•	changes in interest rates which could affect interest rate spreads and net interest income;
•	costs and effects of litigation, regulatory investigations or similar matters;
•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;
•

increased pressures from competitors (both banks and non-banks) and/or an inability by the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;

•	unpredictable natural or other disasters, which could impact the Company’s customers or operations;
•	a loss of customer deposits, which could increase the Company’s funding costs;
•	the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;
•	increased loan losses or impairment of goodwill and other intangibles;
•	negative public opinion which could damage the Company’s reputation and adversely impact business and revenues;
•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;
•

the Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company’s ability to implement the Company’s business strategies; and

•	changes in the Company’s accounting policies or in accounting standards which could materially affect how the Company reports financial results and condition.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. You are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

Cambridge Bancorp is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. At September 30, 2017, the Company had total assets of $1.9 billion. Currently, the Bank operates 11 full-service banking offices in six cities and towns in Eastern Massachusetts. The Bank’s clients consist primarily of small- and medium-sized businesses and retail clients in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has four offices, one in Boston, Massachusetts, and three in New Hampshire in Concord, Manchester, and Portsmouth.  The Company’s Assets under Management and Administration as of September 30, 2017, were $2.9 billion. The Bank’s Wealth Management clients consist primarily of high net worth individuals, small businesses and endowments and foundations in Massachusetts and New Hampshire.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees from wealth management services, loans, deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies.

The Company considers allowance for loan losses and income taxes to be its critical accounting policies.

Allowance for loan losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the specific allowances, if appropriate, for identified problem loans, formula allowance, and possibly an unallocated allowance.

The provision for loan losses and the level of the allowance for loan losses reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a systematic process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, management estimates the allowance needed for each of the following segments of the loan portfolio: (a) residential mortgage loans, (b) commercial mortgage loans, including multifamily loans and construction loans, (c) home equity loans and lines of credit, (d) commercial & industrial loans, and (e) consumer loans.

The establishment of the allowance for each portfolio segment is based on a process that evaluates the risk characteristics relevant to each portfolio segment and takes into consideration multiple internal and external factors.

Internal factors include, but are not limited to:

(a) historic levels and trends in charge-offs, delinquencies, risk ratings, and foreclosures,

(b) level and changes in industry, geographic and credit concentrations,

(c) underwriting policies and adherence to such policies,

(d) the growth and vintage of the portfolios, and

(e) the experience of, and any changes in, lending and credit personnel.

External factors include, but are not limited to:

(a) conditions and trends in the local and national economy and

(b) levels and trends in national delinquent and non-performing loans.

The Bank evaluates certain loans individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon internal risk rating, delinquency status, or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, and other states as required. The Company uses the liability (or balance sheet) method for accounting for income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized. Interest and penalties related to unrecognized tax benefits, if incurred, are recognized as a component of income tax expense.

Recent Accounting Developments

See Note 2 to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Results of Operations

Results of Operations for the three months ended September 30, 2017 and September 30, 2016

General. Net income increased $435,000, or 9.5%, to $5.0 million for the three months ended September 30, 2017, compared to net income of $4.6 million for the three months ended September 30, 2016. The increase was primarily due to a $922,000 increase in net interest and dividend income after the provision for loan losses and a $362,000 increase in non-interest income, which was partially offset by a $439,000 increase in noninterest expense and a $410,000 increase in income tax expense.

Net Interest and Dividend Income. Net interest and dividend income after the provision for loan losses increased by $922,000, or 6.9%, to $14.3 million for the three months ended September 30, 2017, as compared to $13.4 million for the three months ended September 30, 2016. The increase was primarily due to an increase in average interest-earning assets. Average interest-earning assets increased by $101.5 million, or 5.9%, to $1.8 billion for the three months ended September 30, 2017, as compared to $1.7 billion for the three months ended September 30, 2016. The Company’s net interest margin, on a fully tax equivalent basis, increased four basis points to 3.23% for the three months ended September 30, 2017, as compared to 3.19% for three months ended September 30, 2016, and the net interest rate spread increased three basis points to 3.13% for the three months ended September 30, 2017, as compared to 3.10% for the three months ended September 30, 2016.

Interest and Dividend Income. Total interest and dividend income increased $1.4 million, or 9.5%, to $15.7 million for the three months ended September 30, 2017, as compared to $14.3 million for the three months ended September 30, 2016. The increase in interest and dividend income was primarily due to a $721,000 increase in interest income on loans due to loan growth and a $550,000 increase in interest on investment securities.

Interest Expense. Interest expense increased $239,000, or 30.1%, to $1.0 million for the three months ended September 30, 2017, as compared to $795,000 for the three months ended September 30, 2016. The increase was driven by a $58.7 million increase in average borrowed funds which contributed to a four basis points increase in the average cost of funds to 0.22% from 0.18%.

Provision for Loan Losses. The Company recorded a provision for loan losses of $310,000 for the three months ended September 30, 2017, as compared to $113,000 for the three months ended September 30, 2016. We recorded net recoveries of $7,000 for the three months ended September 30, 2017, compared to recoveries of $13,000 for the three months ended September 30, 2016. The allowance for loan losses was $15.6 million, or 1.15% of total loans, at September 30, 2017 compared to $15.5 million, or 1.18% of total loans at September 30, 2016.

Noninterest Income. Total noninterest income increased by $362,000, or 4.8%, to $8.0 million for the three months ended September 30, 2017, as compared to $7.6 million for the three months ended September 30, 2016 primarily as a result of increased Wealth Management revenue.   Wealth Management revenue increased by $650,000, or 11.9%, for the  three months ended September 30, 2017, as compared to the three months ended September 30, 2016 due to market appreciation and new business. Wealth Management Assets under Management increased by $284.3 million, or 11.2%, to $2.8 billion as of September 30, 2017, as compared to $2.5 billion as of September 30, 2016.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$5,538	$4,968
Asset-based revenues	5,538	4,968
Financial planning fees and other service fees	593	513
Total wealth management revenues	$6,131	$5,481

The following table presents the changes in Wealth Management assets under management:

	Three Months Ended September 30,
	2017	2016
	(dollars in thousands)
Wealth Management assets under management
Balance at the beginning of the period	$2,751,182	$2,458,854
Gross client asset inflows	67,114	137,748
Gross client asset outflows	(60,429)	(73,762)
Net investment appreciation & income	69,117	19,837
Balance at the end of the period	$2,826,984	$2,542,677
Weighted average management fee	0.79%	0.79%

There were no significant changes to the average fee rates and fee structure for the three months ended September 30, 2017 and 2016.

Noninterest income increases were partially offset by lower gains on loans held for sale and lower loan related derivative income of $266,000 and $108,000, respectively, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Noninterest Expense. Total noninterest expense increased by $439,000, or 3.1%, to $14.6 million for the three months ended September 30, 2017, as compared to $14.2 million for the three months ended September 30, 2016 primarily driven by higher salaries and employee benefit expense and higher professional services expense. The increase in salaries and benefits of $446,000 is primarily due to annual merit increases and the impact of additional staff to support business initiatives. The increase of $300,000 in professional services is mainly due to legal and consulting services primarily related to registration with the U.S. Securities and Exchange Commission (the “SEC”).

Noninterest expense increases were partially offset by decreases in data processing and lower marketing costs of $168,000 and $108,000, respectively, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Income Tax Expense. The Company recorded a provision for income taxes of $2.7 million for the three months ended September 30, 2017, as compared to a provision for income taxes of $2.3 million for the three months ended September 30, 2016, reflecting effective tax rates of 34.97% and 33.30%, respectively. The increase in the effective tax rate is primarily the result of higher state income tax expense offset by lower tax-exempt income.

Results of Operations for the nine months ended September 30, 2017 and September 30, 2016

General. Net income increased $1.4 million to $13.9 million, or 11.1% for the nine months ended September 30, 2017, as compared to net income of $12.5 million for the nine months ended September 30, 2016. The increase was primarily due to a $3.0 million increase in net interest and dividend income after the provision for loan losses and a $1.3 million increase in non-interest income, which was partially offset by a $2.1 million increase in noninterest expense and a $797,000 increase in income tax expense.

Net Interest and Dividend Income. Net interest and dividend income after the provision for loan losses increased by $3.0 million, or 7.7%, to $42.5 million for the nine months ended September 30, 2017, as compared to $39.4 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in average interest-earning assets and the ability to keep the cost of core deposits low. Average interest-earning assets increased by $101.9 million, or 6.0%, to $1.8 billion for the nine months ended September 30, 2017, as compared to $1.7 billion for the nine months ended September 30, 2016. Interest on loans increased by $2.3 million, or 6.3%, primarily driven by the impact of loan growth. The Company’s net interest margin, on a fully tax equivalent basis, increased four basis points to 3.24% for the nine months ended September 30, 2017, as compared to 3.20% for the nine months ended September 30, 2016.

Interest and Dividend Income. Total interest and dividend income increased $3.1 million, or 7.3%, to $45.5 million for the nine months ended September 30, 2017 from $42.4 million for the nine months ended September 30, 2016. The increase in interest and dividend income was primarily due to a $2.3 million increase in interest income on loans and a $678,000 increase in interest on investment securities.

Interest Expense. Interest expense increased $25,000, or 1.0%, to $2.6 million for the nine months ended September 30, 2017, as compared to $2.6 million for the nine months ended September 30, 2016.

Provision for Loan Losses. The Company recorded a provision for loan losses of $360,000 for the nine months ended September 30, 2017, as compared to $338,000 for the nine months ended September 30, 2016. We recorded net charge-offs of $1,000 for the nine months ended September 30, 2017, compared to recoveries of $8,000 for the nine months ended September 30, 2016. The allowance for loan losses was $15.6 million, or 1.15% of total loans at September 30, 2017, as compared to $15.5 million, or 1.18% of total loans at September 30, 2016.

Noninterest Income. Noninterest income increased $1.3 million to $22.7 million, or 5.9% for the nine months ended September 30, 2017 compared $21.4 million for the nine months ended September 30, 2016 as a result of increased Wealth Management revenue.  Wealth management revenue increased by $2.1 million, or 13.6%, to $17.1 million, as compared to $15.0 million for the nine months ended September 30, 2016 due to market appreciation and new business. Wealth Management Assets under Management increased by $284.3 million, or 11.2%, to $2.8 billion as of September 30, 2017, as compared to $2.5 billion as of September 30, 2016.

The categories of Wealth Management revenues are shown in the following table:

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$16,106	$14,187
Asset-based revenues	16,106	14,187
Financial planning fees and other service fees	971	839
Total wealth management revenues	$17,077	$15,026

The following table presents the changes in wealth management assets under management:

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Wealth Management assets under management
Balance at the beginning of the period	$2,572,760	$2,329,208
Gross client asset inflows	324,287	390,377
Gross client asset outflows	(286,885)	(231,089)
Net investment appreciation & income	216,822	54,181
Balance at the end of the period	$2,826,984	$2,542,677
Weighted average management fee	0.80%	0.79%

There were no significant changes to the average fee rates and fee structure for the nine months ended September 30, 2017 and 2016.

Deposit account fee income was $2.4 million for the nine months ended September 30, 2017, an increase of $253,000, or 11.9%, from $2.1 million for the nine  months ended September 30, 2016, primarily due to greater commercial cash management income.

Noninterest income increases were partially offset by lower loan related derivative income, lower gains on disposition of investment securities and lower gains on loans held for sale of $544,000, $441,000, and $267,000 respectively, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Noninterest Expense. Noninterest expense increased $2.1 million to $44.3 million for the nine months ended September 30, 2017 compared to $42.2 million for the nine months ended September 30, 2016 primarily driven by higher salaries and employee benefit expense and higher professional services expense. The increase in salaries and benefits of $1.8 million is primarily due to normal annual merit increases and the impact of strategic hires to support business initiatives. The increase of $793,000 in professional services is primarily the result of costs associated with outside marketing support, recruitment fees, benefits and compliance consulting, and the costs associated with the SEC registration.

Increases in noninterest expense were partially offset by lower marketing expense and lower FDIC insurance expense of $290,000 and $162,000, respectively.

Income Tax Expense. The Company recorded a provision for income taxes of $7.0 million for the nine months ended September 30, 2017, as compared to a provision for income taxes of $6.2 million for the nine months September 30, 2016, reflecting effective tax rates of 33.53% and 33.17%, respectively. The effective tax rate was reduced from the statutory federal income tax rate of 35% largely as a result of the benefits of tax-exempt income and the adoption of the new accounting guidance for stock-based compensation, partially offset by state income tax expense.

Changes in Financial Condition

Total Assets. Total assets increased $15.2 million, or 0.8%, to $1.9 billion at September 30, 2017, from $1.8 billion at December 31, 2016. The increase was primarily the result of a $35.8 million increase in loans, a $24.2 million increase in investment securities partially offset by a decrease in cash and cash equivalents of $40.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $40.4 million to $13.7 million at September 30, 2017 from $54.1 million at December 31, 2016.

Investment Securities. The carrying value of total investment securities increased by $24.2 million to $432.3 million at September 30, 2017, from $408.1 million at December 31, 2016. The increase in investment securities was driven by an increase of $137.4 million in held to maturity investment securities, partially offset by a decrease of $113.2 million in available for sale investment securities.

Loans Held for Sale. Loans held for sale decreased by $6.0 million to $560,000 at September 30, 2017 from $6.5 million at December 31, 2016. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination.

Loans. Net loans increased $35.4 million, or 2.7%, to $1.3 billion at September 30, 2017 from $1.3 billion at December 31, 2016. The growth in total loans is primarily due to the increase in commercial real estate loans of $15.6 million, from $616.1 million at December 31, 2016 to $631.8 million at September 30, 2017 and the increase in consumer loans of $10.0 million, from $34.9 million at December 31, 2016 to $44.9 million at September 30, 2017.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2017, our investment in bank-owned life insurance was $30.9 million, an increase of $448,000 from $30.5 million at December 31, 2016, primarily due to increases in the cash surrender value of the policies.

Deposits. Deposits decreased $9.1 million, to $1.7 billion at September 30, 2017 from $1.7 billion at December 31, 2016. The decrease in deposits was primarily due to a decrease in commercial interest-bearing checking accounts and certificates of deposit of $43.4 million and $12.3 million, respectively, partially offset by an increase of $61.3 million in saving accounts. During the second and third quarters of 2017, the Bank ran promotional saving campaigns to attract and deepen client relationships.

Borrowings. At September 30, 2017, borrowings consisted of advances from the FHLB of Boston. Total borrowings increased $11.4 million to $15.1 million at September 30, 2017, from $3.7 million at December 31, 2016. During the nine months ended September 30, 2017, the Company utilized short-term borrowings to fulfill its funding needs.

Shareholders’ Equity. Total shareholders’ equity increased $11.4 million, or 8.5%, to $146.1 million at September 30, 2017, from $134.7 million at December 31, 2016. The increase is the result of net income of $13.9 million and an increase of $2.2 million in additional paid-in capital related to stock-based compensation, partially offset by regular dividend payments of $5.7 million.

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Treasury, U.S. Government Sponsored Enterprises (“GSE”) and U.S. GSE mortgage-backed securities, corporate debt securities, and mutual funds. These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders’ equity. The fair value of securities available for sale totaled $212.4 million and included gross unrealized gains of $323,000 and gross unrealized losses of $2.9 million at September 30, 2017.  At December, 31, 2016, the fair value of securities available for sale totaled $325.6 million and included gross unrealized gains of $515,000 and gross unrealized losses of $4.6 million.

Securities classified as held to maturity consist of certain U.S. Treasury, U.S. GSE and U.S. GSE mortgage-backed securities, and state, county and municipal securities. Securities held to maturity as of September 30, 2017 are carried at their amortized cost of $219.9 million. At December, 31, 2016, securities held to maturity totaled $82.5 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$89,180	42%	$138,709	43%
Mortgage-backed securities	117,621	56%	181,299	55%
Corporate debt securities	5,045	2%	5,029	2%
Mutual funds	603	0%	604	0%
Total securities available for sale	$212,449	100%	$325,641	100%
Held to maturity securities
U.S. GSE obligations	$29,998	14%	$-	0%
Mortgage-backed securities	107,762	49%	696	1%
Corporate debt securities	1,997	1%	-	0%
Municipal securities	80,113	36%	81,806	99%
Total securities held to maturity	$219,870	100%	$82,502	100%
Total	$432,319	100%	$408,143	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At September 30, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.1%	$85,024	1.3%	$—	—	$—	—	$90,024	1.3%
Mortgage-backed securities	154	4.7%	148	5.4%	19,607	1.7%	99,363	1.9%	119,272	1.9%
Corporate debt securities	—	—	4,039	1.7%	1,000	2.3%	—	—	5,039	1.8%
Total available for sale securities	$5,154	1.2%	$89,211	1.3%	$20,607	1.7%	$99,363	1.9%	$214,335	1.6%

Held to maturity securities
U.S. GSE obligations	$—	—	$29,998	2.2%	$—	—	$—	—	$29,998	2.2%
Mortgage-backed securities	24	4.5%	330	4.4%	23,447	2.1%	83,961	2.4%	107,762	2.3%
Corporate debt securities	—	—	1,997	2.5%	—	—	—	—	1,997	2.5%
Municipal securities	3,960	6.1%	13,714	5.7%	33,389	4.7%	29,050	4.6%	80,113	4.9%
Total held to maturity securities	$3,984	6.0%	$46,039	3.3%	$56,836	3.6%	$113,011	2.9%	$219,870	3.2%
Total	$9,138	3.3%	$135,250	2.0%	$77,443	3.1%	$212,374	2.4%	$434,205	2.4%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
December 31, 2016	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$15,016	1.1%	$125,010	1.3%	$—	—	$—	—	$140,026	1.3%
Mortgage-backed securities	17	4.8%	789	5.2%	28,693	1.8%	154,475	1.8%	183,974	1.8%
Corporate debt securities	—	—	4,054	1.7%	1,000	2.0%	—	—	5,054	1.7%
Total available for sale securities	$15,033	1.1%	$129,853	1.3%	$29,693	1.8%	$154,475	1.8%	$329,054	1.6%

Held to maturity securities
Mortgage-backed securities	$1	6.1%	$630	4.5%	$3	4.8%	$62	7.1%	$696	4.7%
Municipal securities	1,605	6.3%	15,996	5.9%	29,563	4.7%	34,642	4.3%	81,806	4.8%
Total held to maturity securities	$1,606	6.3%	$16,626	5.8%	$29,566	4.7%	$34,704	4.3%	$82,502	4.8%
Total	$16,639	1.6%	$146,479	1.9%	$59,259	3.2%	$189,179	2.3%	$411,556	2.2%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 35%.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single-family and multi-family residential loans, commercial, commercial real estate, construction loans, and a variety of consumer loans.  Most loans granted by the Company are secured by real estate collateral. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict and collateral securing these loans may fluctuate in value. The repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default.

The following summary shows the composition of the loan portfolio at the dates indicated:

	September 30,		December 31,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$300,071	23%	$305,403	23%
Mortgages - adjustable rate	236,323	17%	228,028	17%
Deferred costs net of unearned fees	1,031	0%	973	0%
Total residential mortgages	537,425	40%	534,404	40%
Commercial mortgage
Mortgages - nonowner occupied	560,254	41%	513,578	39%
Mortgages - owner occupied	36,287	3%	43,932	3%
Construction	35,031	3%	58,406	4%
Deferred costs net of unearned fees	180	0%	224	0%
Total commercial mortgages	631,752	47%	616,140	46%
Home equity
Home equity - lines of credit	72,083	5%	70,883	6%
Home equity - term loans	3,670	0%	3,925	0%
Deferred costs net of unearned fees	254	0%	243	0%
Total home equity	76,007	5%	75,051	6%
Commercial & industrial
Commercial & industrial	65,818	5%	59,638	5%
Deferred costs net of unearned fees	43	0%	68	0%
Total commercial & industrial	65,861	5%	59,706	5%
Consumer
Secured	43,695	3%	33,386	3%
Unsecured	1,151	0%	1,451	0%
Deferred costs net of unearned fees	17	0%	16	0%
Total Consumer	44,863	3%	34,853	3%
Total loans	$1,355,908	100%	$1,320,154	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $537.4 million at September 30, 2017, an increase of $3.0 million, or 0.6%, from December 31, 2016 and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 40% and 40% of total loans at September 30, 2017 and December 31, 2016, respectively.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is generally $417,000 (increased to $424,100 in 2017) for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act requirements. Purchases have historically been made to satisfy Community Reinvestment Act requirements for lending to Low and Moderate income borrowers within the Bank’s CRA Assessment Area.

The Company does not offer reverse mortgages nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. The decision to sell a loan to the secondary market or retain within the portfolio is determined based on a variety of factors including but not limited to the Bank’s asset/liability position, the current interest rate environment, and customer preference.

The Company was servicing mortgage loans sold to others without recourse of approximately $101.9 million at September 30, 2017 and $95.7 million at December 31, 2016.

The table below presents residential real estate loan origination activity for the periods indicated:

	Nine Months Ended September 30,	December 31,
	2017	2016
	(dollars in thousands)
Originations for retention in portfolio	$74,525	$78,787
Originations for sale to the secondary market	13,189	65,283
Total	$87,714	$144,070

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	Nine Months Ended September 30,	December 31,
	2017	2016
	(dollars in thousands)
Loans sold with servicing rights retained	$11,536	$50,022
Loans sold with servicing rights released	7,677	8,646
Total	$19,213	$58,668

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $828,000 and $812,000 as of September 30, 2017 and December 31, 2016 respectively.

Commercial Mortgage.  The commercial real estate loans portfolio represented 47% and 46% of total loans at September 30, 2017 and December 31, 2016. Commercial real estate loans were $631.8 million as of September 30, 2017, an increase of $15.6 million, or 2.5% from $616.1 million at December 31, 2016.

Commercial real estate loans are secured by a variety of property types, with approximately 90.2% of the total at September 30, 2017 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.6 million and the largest individual commercial real estate loan outstanding was $16.8 million as of September 30, 2017. At September 30, 2017, this commercial mortgage was performing in accordance with its original terms.

Our commercial real estate loans are generally for terms up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity.  The home equity portfolio totaled $76.0 million and $75.1 million at September 30, 2017 and December 31, 2016, respectively.  The home equity portfolio represented 5% and 6% of total loans at September 30, 2017 and December 31, 2016.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential and one-to-four family investment properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term between 15 and 20 years, with draws available for the first ten years. Our 15 year lines of credit are interest only during the first ten years, and amortize on a five year basis thereafter. Our 20 year lines of credit are interest only during the first ten years and amortize on a ten year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1 million generally will not exceed a combined loan-to-values of 75%. Rates are adjusted monthly based on changes in a designated market index. At September 30, 2017, our largest home equity line of credit was a $2.0 million line of credit and had an outstanding balance of $1.5 million. At September 30, 2017, this line of credit was performing in accordance with its original terms.

We also offer home equity term loans which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed-rate second mortgage loans, which generally have a term between 5 and 20 years.

Commercial and Industrial (C&I).  The commercial and industrial portfolio totaled $65.9 million and $59.7 million at September 30, 2017 and December 31, 2016, respectively, and represented 5% and 5% of total loans at September 30, 2017 and December 31, 2016, respectively.

The Company’s C&I loan customers represent various small- and middle- market established businesses involved in professional services, accommodation and food services, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses.  The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Consumer Loans.  The consumer loan portfolio totaled $44.9 million at September 30, 2017, an increase of $10.0 million, or 28.7%, from $34.9 million at December 31, 2016.   Consumer loans represented 3% and 3% of the total loans portfolio at September 30, 2017 and December 31, 2016, respectively.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at September 30, 2017. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$1,165	$13,703	$522,557	$537,425
Commercial mortgage	29,052	166,435	436,265	631,752
Home equity	491	1,977	73,539	76,007
Commercial & Industrial	28,380	31,695	5,786	65,861
Consumer	44,802	61	-	44,863
Total	$103,890	$213,871	$1,038,147	$1,355,908

The following table summarizes the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at September 30, 2017. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$30,614	$135,760	$493,100	$659,474
Floating or adjustable interest rates	73,276	78,110	545,048	696,434
Total	$103,890	$213,870	$1,038,148	$1,355,908

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	September 30,	December 31
	2017	2016
	(dollars in thousands)
Nonaccruals	$1,271	$1,023
Loans past due > 90 days, but still accruing	-	232
Troubled debt restructurings	431	421
Total nonperforming loans	$1,702	$1,676
Accruing troubled debt restructured loans
Nonperforming loans as a percentage of gross loans	0.13%	0.13%
Nonperforming loans as a percentage of total assets	0.09%	0.09%

At September 30, 2017 and December 31, 2016, impaired loans had specific reserves of $357,000 and $190,000, respectively.

Non-accrual Loans.  Loans are typically placed on non-accrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest, and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and commercial real estate loan portfolios. This independent review was performed in each of the past five years. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management.

Troubled Debt Restructurings.  Loans are considered restructured in a troubled debt restructuring when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on non-accrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are classified as impaired loans. The Company identifies loss allocations for impaired loans on an individual loan basis.

Total nonperforming loans increased slightly during the nine months ended September 30, 2017, as compared to December 31, 2016, primarily due to an increase in residential and commercial mortgage non-accrual loans.

The Company continues to monitor closely the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2017 and December 31, 2016, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, will periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,355,908	$1,320,154	$1,192,214
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,328,349	$1,262,497	$1,144,965
Balance of allowance for loan losses at the beginning of year	$15,261	$15,191	$14,269
Loans charged-off:
Commercial and industrial	(1)	(71)	(124)
Commercial mortgage	—	—	—
Residential mortgage	—	—	(37)
Home Equity	—	—	(1)
Consumer	(14)	(33)	(16)
Total loans charged-off	$(15)	$(104)	$(178)
Recovery of loans previously charged-off:
Commercial and industrial	8	14	4
Commercial mortgage	—	7	8
Residential mortgage	—	13	—
Home Equity	—	1	—
Consumer	6	7	13
Total recoveries of loans previously charged-off:	14	42	25
Net loan (charge-offs) recoveries	$(1)	$(62)	$(153)
Provision charged to operating expense	360	132	1,075
Balance at end of period	$15,620	$15,261	$15,191
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	0.00%	0.00%	(0.01)%
Ratio of allowance for loan losses to loans outstanding	1.15%	1.16%	1.27%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels.  The dollar amount of the allowance for loan losses increased primarily as a result of loan growth and changes in the portfolio composition.  Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for loan losses is adequate.

Sources of Funds

General. Deposits traditionally have been the Company’s primary source of funds for investment and lending activities. The Company also borrows from the FHLB of Boston to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. The Company’s additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits.  The Company accepts deposits primarily from customers in the communities in which our branches and offices are located, as well as from small businesses and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations, and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and our deposit growth goals. The Bank may access the brokered deposit market for funding.

At September 30, 2017, we had a total of $108.7 million in certificates of deposit, excluding brokered deposits, of which $69.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of September 30, 2017, we had a total of $50.2 million of brokered deposits and $56.3 million of brokered deposits at December 31, 2016.

The following tables set forth the average balances of the Bank’s deposits for the periods indicated:

	September 30,			December 31,
	2017			2016
	Amount	Percent	Weighted average rate	Amount	Percent	Weighted average rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$464,217	28.0%	—	$454,977	28.2%	—
Interest bearing checking	395,759	23.9%	0.05%	365,946	22.7%	0.02%
Money Market	71,044	4.3%	0.15%	79,409	4.9%	0.15%
Savings	557,442	33.7%	0.32%	538,297	33.3%	0.23%
Retail certificates of deposit under $100,000	41,031	2.5%	0.50%	44,394	2.7%	0.51%
Retail certificates of deposit of $100,000 or greater	71,648	4.3%	0.63%	75,861	4.7%	0.63%
Wholesale certificates of deposit	55,457	3.3%	1.51%	56,295	3.5%	1.38%
Total	$1,656,598	100%		$1,615,179	100%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	September 30,	December 31,
	2017	2016
	(dollars in thousands)
Less than 3 months remaining	$13,183	$20,363
3 to 5 months remaining	16,647	9,751
6 to 11 months remaining	13,732	8,583
12 months or more remaining	25,246	33,658
Total	$68,808	$72,355

Retail certificates of deposit of $100,000 or greater totaled $68.8 million and $72.4 million at September 30, 2017 and December 31, 2016, respectively.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$81,397	$84,971
1.00% to 1.99%	77,501	86,191
Total	$158,898	$171,162

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $15.1 million at September 30, 2017, an increase of $11.4 million compared to $3.7 million at December 31, 2016. The Bank’s remaining borrowing capacity at the FHLB of Boston at September 30, 2017 was approximately $292.8 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. See Note 11, “Borrowings” for a schedule, including related interest rates and other information.

Net Interest Margin

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits and borrowings. Interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate paid on total interest-bearing liabilities. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average rate earned on earning assets is the amount of annualized taxable equivalent interest income expressed as a percentage of average earning assets. The average rate paid on interest-bearing liabilities is equal to annualized interest expense as a percentage of average interest-bearing liabilities.

The following tables set forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,330,390	$13,038	3.89%	$1,279,457	$12,322	3.83%
Tax-exempt	14,950	186	4.94	18,147	179	3.92
Securities available for sale (3)
Taxable	226,164	902	1.58	322,032	1,105	1.37
Securities held to maturity
Taxable	154,129	810	2.08	900	10	4.42
Tax-exempt	80,717	986	4.85	84,235	1,058	5.00
Cash and due from banks	28,863	54	0.74	28,898	22	0.30
Total interest-earning assets (4)	1,835,213	15,976	3.45%	1,733,669	14,696	3.37%
Non interest-earning assets	75,753			75,204
Allowance for loan losses	(15,451)			(15,456)
Total assets	$1,895,515			$1,793,417
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$381,652	$46	0.05%	$365,012	$15	0.02%
Savings accounts	573,332	376	0.26	543,069	346	0.25
Money market accounts	69,437	26	0.15	86,572	33	0.15
Certificates of deposit	164,547	361	0.87	176,412	375	0.85
Total interest-bearing deposits	1,188,968	809	0.27	1,171,065	769	0.26
Other borrowed funds	67,126	225	1.33	8,428	26	1.23
Total interest-bearing liabilities	1,256,094	1,034	0.33%	1,179,493	795	0.27%
Non-interest-bearing liabilities
Demand deposits	470,016			455,365
Other liabilities	25,775			23,924
Total liabilities	1,751,885			1,658,782
Shareholders’ equity	143,630			134,635
Total liabilities & shareholders’ equity	$1,895,515			$1,793,417
Net interest income on a fully taxable equivalent basis		14,942			13,901
Less taxable equivalent adjustment		(410)			(433)
Net interest income		$14,532			$13,468
Net interest spread (5)			3.13%			3.10%
Net interest margin (6)			3.23%			3.19%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 35%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,312,432	$37,966	3.87%	$1,230,571	$35,796	3.89%
Tax-exempt	15,917	601	5.05	14,928	450	4.03
Securities available for sale (3)
Taxable	261,106	3,158	1.62	340,355	3,942	1.55
Securities held to maturity
Taxable	101,819	1,604	2.11	1,047	37	4.72
Tax-exempt	82,023	3,024	4.93	82,763	3,186	5.14
Cash and due from banks	35,746	170	0.64	37,514	94	0.33
Total interest-earning assets (4)	1,809,043	46,523	3.44%	1,707,178	43,505	3.40%
Non interest-earning assets	73,733			73,801
Allowance for loan losses	(15,352)			(15,321)
Total assets	$1,867,424			$1,765,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$395,759	$84	0.03%	$362,373	$66	0.02%
Savings accounts	557,442	951	0.23	536,182	1,252	0.31
Money market accounts	71,044	79	0.15	78,584	100	0.17
Certificates of deposit	168,136	1,069	0.85	176,123	1,108	0.84
Total interest-bearing deposits	1,192,381	2,183	0.24	1,153,262	2,526	0.29
Other borrowed funds	45,970	434	1.26	6,169	66	1.43
Total interest-bearing liabilities	1,238,351	2,617	0.28%	1,159,431	2,592	0.30%
Non-interest-bearing liabilities
Demand deposits	464,217			453,251
Other liabilities	25,032			21,968
Total liabilities	1,727,600			1,634,650
Shareholders’ equity	139,824			131,008
Total liabilities & shareholders’ equity	$1,867,424			$1,765,658
Net interest income on a fully taxable equivalent basis		43,906			40,913
Less taxable equivalent adjustment		(1,268)			(1,272)
Net interest income		$42,638			$39,641
Net interest spread (5)			3.16%			3.11%
Net interest margin (6)			3.24%			3.20%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 35%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables describe the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Compared with			Compared with
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$565	$151	$716	$2,441	$(271)	$2,170
Tax-exempt	1	6	7	27	124	151
Securities available for sale
Taxable	(52)	(151)	(203)	(435)	(349)	(784)
Securities held to maturity
Taxable	758	42	800	636	931	1,567
Tax-exempt	111	(183)	(72)	108	(270)	(162)
Cash and due from banks	1	31	32	4	72	76
Total interest income	$1,384	$(104)	$1,280	$2,781	$237	$3,018
Interest expense
Deposits
Checking accounts	$1	$30	$31	$5	$13	$18
Savings accounts	21	9	30	121	(422)	(301)
Money market accounts	(2)	(5)	(7)	3	(24)	(21)
Certificates of deposit	(9)	(5)	(14)	(33)	(6)	(39)
Total interest-bearing deposits	11	29	40	96	(439)	(343)
Other borrowed funds	84	115	199	184	184	368
Total interest expense	95	144	239	280	(255)	25
Change in net interest income	$1,289	$(248)	$1,041	$2,501	$492	$2,993

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Company’s board of directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loans, selected deposit terms, and wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources including borrowings with the FHLB of Boston, the Federal Reserve Bank of Boston’s discount window, and certificates of deposit from institutional brokers.

The Company uses several tools to manage its interest rate risk including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios and net interest margin reports. The results of these reports are compared to limits established by the Company’s ALCO policies and appropriate adjustments may be made if the results are outside the established limits.

The following tables demonstrate the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

This simulation assumes that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown below are in compliance with the Company’s policy guidelines.

As of September 30, 2017:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	(2.6)
+300	(1.5)
+200	(0.5)
+100	(0.1)
–100	(7.3)

As of December 31, 2016:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	1.0
+300	1.1
+200	1.2
+100	0.7
–100	(6.8)

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of September 30, 2017 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 9.9% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 23.5% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan-and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices.  Our Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Liquidity.  Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long- and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand and specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers as well as increase to earnings enhancement opportunities in a changing marketplace.

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston, and purchasing wholesale certificates of deposit as its secondary sources.

The sources of funds for dividends paid by the Company are dividends received from the Bank and liquid funds held by the Company. The Company and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Company. Generally, the Bank has the ability to pay dividends to the Company subject to minimum regulatory capital requirements.

Quarterly, the ALCO reviews the Company’s liquidity needs and reports any findings (if required) to the board of directors.

Capital Adequacy.  Total shareholders’ equity was $146.1 million at September 30, 2017, compared to $134.7 million at December 31, 2016. The Company’s equity increased primarily as a result of an increase in earnings.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2017, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements - Note 16 – Shareholders’ Equity.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the ordinary course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit, and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit, and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-Balance-Sheet Arrangements.  Our significant off-balance-sheet arrangements consist:

•	Commitments to originate and sell loans;
•	Standby and commercial letters of credit;
•	Unused lines of credit;
•	Unadvanced portions of construction loans;
•	Unadvanced portions of other loans;
•	Loan related derivatives; and
•	Risk participation agreements.

For the nine months ended September 30, 2017, we did not engage in off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows. Off-balance-sheet arrangements are more fully discussed within Item 1 - Notes to Unaudited Consolidated Financial Statements - Note 15 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Item 2 of this report under “Market Risk and Liability Management.”

Item 4. Controls and Procedures.

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

During the period ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries may be parties to various claims and lawsuits arising in the ordinary course of their normal business activities. Although the ultimate outcome of these suits, if any, cannot be ascertained at this time, it is the opinion of management that none of these matters, even if it resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position. The Company is not currently party to any pending legal proceedings.

Item 1A. Risk Factors.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions in Eastern Massachusetts and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Massachusetts and New Hampshire. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

Although management believes it has implemented effective asset and liability management strategies to mitigate the potential adverse effects of changes in interest rates on the Company’s results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in the economy or the financial markets could materially affect our financial performance.

Downturns in the United States or global economies or financial markets could adversely affect the demand for and income received from the Company's fee-based services. Revenues from the Wealth Management Group depends in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investments, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Our loan portfolio includes loans with a higher risk of loss.

The Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. We have developed and implemented a lending strategy that focuses on residential real estate lending as well as servicing commercial customers, including increased emphasis on commercial and industrial lending, and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.
•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.
•	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrowers’ businesses thereby increasing the risk of non-performing loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Bank therefore may experience significant loan losses, which could have a material adverse effect on our operating results. Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. The Bank makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience, and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

Strong competition within our industry and market area could hurt our performance and slow our growth.

The Company operates in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for deposits has come from savings and commercial banks. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and investment banking firms. We also face additional competition from internet-based institutions and brokerage firms. Competition for loan originations and deposits may limit our future growth and earnings prospects.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on service quality, high ethical standards and reputation;
•	the ability to expand the Company’s market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Company introduces new products, services and technologies relative to its competitors;
•	customer satisfaction with the Company’s level of service;
•	industry and general economic trends; and
•	the ability to attract and retain talented employees.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.

The Company, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Depositors Insurance Fund (“DIF”) and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

State and federal regulatory agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business.

Federal and state regulatory agencies periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. In the event that the FDIC concludes that, among other things, our financial conditions cannot be corrected or that there is an imminent risk of loss to our depositors, it may terminate our deposit insurance. The CFPB also has authority to take enforcement actions, including cease-and desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If we were unable to comply with future regulatory directives, or if we were unable to comply with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, Memorandum of Understanding and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. The Company could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility and overall financial condition.

The Company is subject to liquidity risk which could adversely affect net interest income and earnings.

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  The primary liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered certificates of deposit, borrow against established borrowing facilities with other banks (Federal funds) and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from our subsidiary.

The holding company is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary, Cambridge Trust Company. These dividends are the principal source of funds to pay dividends on the Company’s common stock.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

A breach of information security, including cyber-attacks, could disrupt our business and impact our earnings.

The Company depends upon data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

The Company may be adversely affected by fraud.

The Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.

Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company may experience financial losses or reputational harm as a result of fraud.

The Company continually encounters technological change and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company relies on third parties to provide key components of its business infrastructure.

The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to serve the Company. Replacing these third party vendors could create significant delays and expense that adversely affect the Company’s business and performance.

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, terrorist attacks, acts of war or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

•

investors may have less confidence in the equity markets in general and in financial services industry stocks in particular, which could place downward pressure on the Company’s stock price and resulting market valuation;

•

economic and market developments may further affect consumer and business confidence levels and may cause declines in credit usage and adverse changes in payment patterns, causing increases in delinquencies and default rates;

•

the Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage and underwrite its customers become less predictive of future behaviors;

•	the Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company;
•

customers of the Company’s Wealth Management Group may liquidate investments, which together with lower asset values, may reduce the level of assets under management and administration and thereby decrease the Company’s investment management and administration revenues;

•

competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and

•	the value of loans and other assets or collateral securing loans may decrease.

The Company is subject to other-than-temporary impairment risk which could negatively impact our financial performance.

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, whether the Company has the intent to sell and whether it is more likely than not it will be forced to sell the security in question. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisition.  Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things:

•	our ability to realize anticipated cost savings;
•	the difficulty of integrating operations and personnel, the loss of key employees;
•

the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of our management to maximize our financial and strategic position;

•	the inability to maintain uniform standards, controls, procedures and policies; and
•	the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

The Company cannot provide any assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome these risks could have an adverse effect on the achievement of our business strategy and results of operations.

There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove attainable.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to could have a material adverse effect on our business, results of operations and financial condition.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

The Company may be adversely affected by the soundness of other financial institutions including the FHLB of Boston.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

The Company owns common stock of FHLB of Boston in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $4.9 million as of September 30, 2017. There are 11 branches of the FHLB, including Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any adverse effects on the FHLB of Boston could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

The Company’s common stock price may fluctuate significantly.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including, but not limited to:

•

the political climate and whether the proposed policies of the current Presidential administration in the U.S. that have affected market prices for financial institution stocks are successfully implemented;

•	changes in securities analysts’ recommendations or expectations of financial performance;
•	volatility of stock market prices and volumes;
•	incorrect information or speculation;
•	changes in industry valuations;
•	variations in operating results from general expectations;
•	actions taken against the Company by various regulatory agencies;
•	changes in authoritative accounting guidance;
•

changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions and changing government policies, laws and regulations; and

•	severe weather, natural disasters, acts of war or terrorism and other external events.

There may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s stock.

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  The Company also grants shares of common stock to employees and directors under the Company’s incentive plan each year.  The issuance of any additional shares of the Company’s common stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to shareholders of the Company’s common stock.  Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series.  Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing or nature of its future offerings.  Thus, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

The Company depends on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

The Company believes that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel, an inability to continue to attract or retain and motivate key personnel could adversely affect our business. We cannot assure that we will be able to retain our existing key personnel, attract additional qualified personnel, or effectively manage the succession of key personnel. We have change of control agreements with our actively employed named executive officers, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the reduction of the net deferred tax asset and a corresponding charge against earnings.

The net deferred tax asset reported on the Company’s balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, the Company’s net deferred tax asset was computed using the federal statutory rate of 35%. The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, then the Company’s net deferred tax asset would be re-measured. This would result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings.

The Company may be subject to more stringent capital requirements.

The Bank and the Company are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Bank and the Company must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the revised capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issues from time to time, (i) shares of common stock under the Company’s employee stock ownership plan (“ESOP”) to our officers and employees, (ii) restricted stock units (“RSU”)(1) that are settled in shares of common stock under our 1993 Stock Option Plan and 2017 Equity and Cash Incentive Plan to our officers and employees, (iii) restricted stock awards (“RSA”) in the form of fully vested shares under our 1993 Stock Option Plan and 2017 Equity and Cash Incentive Plan to our officers and employees and (iv) shares of our common stock to our directors as part of their annual retainer.  The following table shows the securities issued by the Company in the foregoing four categories for the three months ended September 30, 2017:

Three Months Ended September 30, 2017 (1)

RSUs under the 1993 Plan and 2017 Equity and Cash Incentive Plan	3,897
RSAs under the 1993 Plan and 2017 Equity and Cash Incentive Plan	3,724

(1)	RSUs do not vest until the three year performance period is complete. Holders of RSUs do not have any voting rights until such RSUs are fully vested.

Shares granted under the ESOP were acquired by the ESOP for cash from the Company pursuant to transactions consummated on March 27, 2017 (8,795 shares).  All transactions disclosed were exempt from registration in reliance on Rule 701.

The Company did not repurchase any shares during the third quarter of 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

November 9, 2017	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

November 9, 2017
	By	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)