Form 10-K
period 2017-12-31
CAMBRIDGE BANCORP
filed 2018-03-21
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38184

CAMBRIDGE BANCORP

(Exact name of Registrant as specified in its Charter)

Massachusetts	04-2777442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1336 Massachusetts Avenue Cambridge, MA	02138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 876-5500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	NASDAQ
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was $265,376,368. The number of shares of Registrant’s Common Stock outstanding as of March 15, 2018 was 4,101,581.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 14, 2018, are incorporated by reference into Part III of this Report.

i

PART I

Unless the context requires otherwise, all references to the “Company,” “we,” “us,” and “our,” refer to Cambridge Bancorp.

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•

national, regional, and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge-offs of loans, higher provisions for credit losses, and/or reduced demand for the Company’s services;

•	disruptions to the credit and financial markets, either nationally or globally;
•

weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and profits on sales of mortgage loans;

•

legislative, regulatory, or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank, Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which may adversely affect our business and/or competitive position, impose additional costs on the Company, or cause us to change our business practices;

•	the Dodd-Frank Act’s consumer protection regulations, which could adversely affect the Company’s business, financial condition or results of operations;
•	disruptions in the Company’s ability to access capital markets, which may adversely affect its capital resources and liquidity;
•

the Company’s heavy reliance on communications and information systems to conduct its business and reliance on third parties and affiliates to provide key components of its business infrastructure, any disruptions of which could interrupt the Company's operations or increase the costs of doing business;

•	that the Company’s financial reporting controls and procedures may not prevent or detect all errors or fraud;
•	the Company’s dependence on the accuracy and completeness of information about clients and counterparties;
•	the fiscal and monetary policies of the federal government and its agencies;
•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;
•	downgrades in the Company’s credit rating;
•	changes in interest rates, which could affect interest rate spreads and net interest income;
•	costs and effects of litigation, regulatory investigations, or similar matters;
•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational, and cyber security risks;
•

increased pressures from competitors (both banks and non-banks) and/or an inability by the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;

•	unpredictable natural or other disasters, which could impact the Company’s customers or operations;
•	a loss of customer deposits, which could increase the Company’s funding costs;
•	the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type, location of the borrower, or collateral;

•	changes in the creditworthiness of customers;
•	increased loan losses or impairment of goodwill and other intangibles;
•	negative public opinion which could damage the Company’s reputation and adversely impact business and revenues;
•	the Company depends on the expertise of key personnel and if these individuals leave or change their roles without effective replacements, operations may suffer;
•

the Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company’s ability to implement the Company’s business strategies; and

•	changes in the Company’s accounting policies or in accounting standards, which could materially affect how the Company reports financial results and condition.

The Company does not undertake, and specifically disclaims any obligation to, publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. You are cautioned not to place undue reliance on these forward-looking statements.

Item 1. Business.

The Company

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company, is a Massachusetts corporation formed in 1983 and has one bank subsidiary (the “Bank”): Cambridge Trust Company formed in 1890. On October 17, 2017, the U.S. Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form 10, as amended, effective. On October 18, 2017, shares of the Company’s common stock commenced trading on the Nasdaq stock market under symbol CATC.  As of December 31, 2017, the Company had total assets of approximately $1.9 billion. Currently, the Bank operates 10 full-service banking offices in six cities and towns in Eastern Massachusetts. As a Private Bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has four offices, one in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of December 31, 2017, the Company had Assets under Management and Administration of approximately $3.1 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes its investment portfolios to help its clients meet their long-term financial goals while moderating short-term stock market volatility. Through careful monitoring of asset allocation and disciplined security selection, Cambridge Trust’s in-house investment team provides clients with long-term capital growth while minimizing risk. Our internally developed, research-driven process is managed by our team of portfolio managers and analysts. We build discretionary portfolios consisting of our best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds. Our team-oriented approach fosters spirited discussion and rigorous evaluation of investments.

The Company offers a wide range of services to commercial enterprises, non-profit organizations, and individuals.  The Company emphasizes service to consumers and small- and medium-sized businesses in its market area. The Company makes commercial loans, commercial real estate loans, construction loans, consumer loans, and real estate loans (including one-to-four family and home equity lines of credit), and accepts savings, time, and demand deposits. In addition, the Company offers a wide range of commercial and personal banking services which include cash management, online banking, mobile banking, and global payments.  The Company has one trademark, “Thought Series.”

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from its wealth management services. The results of operations are affected by the level of income and fees from loans, deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, the relative levels of interest rates, and local and national economic activity.

Through Cambridge Trust, its bank subsidiary, the Company focuses on wealth management, the commercial banking business and private banking for clients including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender and in recent years has diversified commercial operations within the areas of commercial and industrial lending to include Innovation Banking, which specializes in working with New England-based entrepreneurs, and asset based lending that helps companies throughout New England and New York grow by borrowing against existing assets. The Innovation Banking group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies within our market area that are primarily serviced by out-of-market institutions. Personal banking focuses on providing exceptional service to clients and in deepening relationships.

Cambridge Trust Company

The Bank offers a full range of commercial and consumer banking services through its network of 10 full-service banking offices in Eastern Massachusetts. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly-owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for the maximum amount permitted by FDIC Regulations.

Investment management and trust services are offered through our wealth management office located in Boston and three wealth management offices located in New Hampshire. The Bank also utilizes its subsidiary and non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., to provide wealth management services in New Hampshire. The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets.

Cambridge Trust Company is active in the communities we serve. The Bank makes contributions to various non-profits and local organizations, investments in community development lending, and investments in low-income housing all of which strive to improve the communities that our employees and customers call home.

Market Area

The Company operates in Eastern Massachusetts and Southern New Hampshire. Our primary lending market includes Middlesex and Suffolk Counties in Massachusetts. We benefit from the presence of numerous institutions of higher learning, medical care and research centers, a vibrant innovation economy in life sciences and technology, and the corporate headquarters of several significant financial service companies within the Boston area. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for wealth management services, residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses, and other commercial properties.

Our lending area is primarily an urban market area with a substantial number of one-to-four unit residential properties, some of which are non-owner occupied, as well as apartment buildings, condominiums, office buildings, and retail space. As a result, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans compared to institutions that operate in non-urban markets.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). The United States Census Bureau estimates that as of July 1, 2016, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, education, manufacturing, and wholesale/retail trade, to finance, technology, and medical care. According to the United States Department of Labor, in November 2017, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 3.0% compared to the national unemployment rate of 4.1%.

Competition

The financial services industry is highly competitive. The Company experiences substantial competition with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers in attracting deposits, making loans, and attracting wealth management customers. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.

Some of the Company’s non-banking competitors have fewer regulatory constraints and may have lower cost structures.  In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, greater access to capital markets and offer a broader range of products and services than the Company.  These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.  Some of these institutions offer services, such as international banking, which the Company does not directly offer.

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates.  With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits, and other financial products and services.

The Company is a Private Bank, stressing the holistic client relationship, and relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge, local decision making, and awareness of customer needs.

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes enacted by the U.S. Congress and state legislatures, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Massachusetts Division of Banks (the “MDB”), the State of New Hampshire Banking Department, and the FDIC. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of bank regulation are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the Commonwealth of Massachusetts have created largely autonomous regulatory agencies that oversee and have enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for the entities’ respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the shareholders and creditors. The following summarizes the significant laws, rules, and regulations governing banks and bank holding companies, including the Company and the Bank, but does not purport to be a complete summary of all applicable laws, rules and regulations governing bank holding companies and banks, or the Company or the Bank. The descriptions are qualified in their entirety by reference to the specific statutes, regulations, and policies discussed. Any change in applicable laws, regulations or regulatory policies may have a material effect on our businesses, operations and prospects. The Company is unable to predict the nature or extent of the effects that economic controls or new federal or state legislation may have on our business and earnings in the future.

Regulatory Agencies

Cambridge Bancorp is a legal entity separate and distinct from its first tier bank subsidiary, Cambridge Trust Company, and its second tier subsidiaries, Cambridge Trust Company of New Hampshire, Inc., a New Hampshire state-chartered non-depository trust company, CTC Security Corporation and CTC Security Corporation III, which are used to invest the Bank’s deposits and borrowed funds in investment securities. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is subject to inspection, examination, and supervision by the Federal Reserve Board.

As a Massachusetts state-chartered insured depository institution, Cambridge Trust Company is subject to supervision, periodic examination, and regulation by the MDB as its chartering authority, by the FDIC as its primary federal regulator and the State of New Hampshire Banking Department. The prior approval of the MDB and the FDIC is required, among other things, for the Bank to establish or relocate any additional branch offices, assume deposits, or engage in any merger, consolidation, purchase, or sale of all or substantially all of the assets of any insured depository institution.

Bank Holding Company Regulations Applicable to the Company

The BHC Act and other federal laws and regulations subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. As a Massachusetts corporation, the Company is subject to certain limitations and restrictions under applicable Massachusetts corporate law.

Mergers & Acquisitions.   The BHC Act, the Bank Merger Act, the laws of the Commonwealth of Massachusetts applicable to financial institutions and other federal and state statutes regulate acquisitions of banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act (see —Community Reinvestment Act), fair housing laws, and the effectiveness of the subject organizations in combating money laundering activities.

Non-bank Activities.  Generally, bank holding companies are prohibited, under the BHC Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking. The Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of, or liquidate or divest, certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Company currently has no plans to make a financial holding company election.

Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-bank subsidiaries or their customers if the Federal Reserve Board believes it is not prudent to do so. The Federal Reserve has the power to assess civil money penalties for knowing or reckless violations, if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $2.0 million for each day such activity continues.

Source of Strength.  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. Section 616 of the Dodd-Frank Act codifies the requirement that bank holding companies serve as a source of financial strength to their subsidiary depository institutions.   Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions. See —Capital Adequacy and Prompt Corrective Action and Safety and Soundness.

Annual Reporting & Examinations.   The Company is required to file annual and periodic reports with the Federal Reserve, and such additional information as the Federal Reserve may require. The Federal Reserve may examine a bank holding company and any of its subsidiaries, and charge the Company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries.   Pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”) federal banking agencies are required to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company has control of the Bank. Under the FDIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDIA grants greater powers to the federal banking agencies in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions or might be required to consent to a merger or to divest the troubled institution or other affiliates. See — Capital Adequacy and Prompt Corrective Action and Safety and Soundness.

Dividends

Dividends from the Bank are the Company’s principal source of cash revenues. The Company’s earnings and activities are affected by legislation, regulations, and local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the Company and our ability to pay dividends to our shareholders. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its bank subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement. The Company has a comprehensive dividend policy in place.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under Massachusetts General Laws chapter 172, section 28, the MDB Commissioner’s approval is required in order to authorize the payment of a dividend, if the total dividends declared in a calendar year exceed that year’s net profits combined with retained net profits for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

Federal Reserve System

Federal Reserve regulations require depository institutions to maintain reserves against transaction accounts, primarily interest-bearing and regular checking accounts. The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, the reserves can be in the form of a balance maintained with the Federal Reserve Bank of Boston. Federal Reserve regulations required for 2018 that reserves be maintained against aggregate transaction accounts except for transaction accounts which are exempt up to and including $16 million. Transaction accounts greater than $16 million up to and including $122.3 million have a reserve requirement of 3%. A 10% reserve ratio will be assessed on transaction accounts in excess of $122.3 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these reserve requirements.

Under the Federal Deposit Insurance Corporation Improvement Act, banks may be restricted in their ability to accept brokered deposits, depending on their classification. “Well-capitalized” institutions are permitted to accept brokered deposits, but banks that are not well-capitalized are generally restricted from accepting such deposits.  The Bank is currently well-capitalized and not restricted from accepting brokered deposits.

Transactions with Affiliates

The Company and the Bank are considered “affiliates” under the Federal Reserve Act (the “FRA”), and transactions between a bank and its affiliates are subject to certain restrictions, under Sections 23A and 23B of the FRA and the Federal Reserve’s implementing Regulation W. Generally, Sections 23A and 23B: (1) limit the extent to which an insured depository or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate, to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions.

Capital Adequacy

In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.

The Capital Rules: (i) include “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Capital Rules’ specific requirements.

Pursuant to the Capital Rules, effective January 1, 2015, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (called “leverage ratio”).

The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity, and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Company will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.  Since January 1, 2015, and continuing until January 1, 2019, the deductions and adjustments are being incrementally phased in.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity (for example, mark-to-market of securities held in the available for sale portfolio) under U.S. generally accepted accounting principles (“GAAP”) are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Capital Rules, the effects of certain of the above items are not excluded. However, banking organizations, including the Company, that are not subject to the advanced approaches rule, could make a one-time permanent election to exclude these items. The Company made the one-time permanent election to exclude these items.

The Capital Rules also preclude certain hybrid securities, such as trust preferred securities, issued on or after May 19, 2010 from inclusion in bank holding companies’ Tier 1 capital.

As noted, implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The risk-weighting categories in the Capital Rules are standardized and include a risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 1,250% for certain credit exposures, and resulting in higher risk weights for a variety of asset classes.

Management believes the Company is in compliance, and will continue to be in compliance, with the targeted capital ratios as such requirements are phased in.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” should a depository institution fail to meet certain capital adequacy standards.  At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

For purposes of prompt corrective action, to be: (i) well-capitalized, a bank must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, a bank must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, a CET1 risk-based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii)  undercapitalized, a bank would have a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a CET1 risk-based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, a bank would have a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a CET1 risk-based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%; and (v) critically undercapitalized, a bank would have a ratio of tangible equity to total assets that is less than or equal to 2%.

Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include: issuances of directives to increase capital; issuances of formal and informal agreements; impositions of civil monetary penalties; issuances of a cease and desist order that can be judicially enforced; issuances of removal and prohibition orders against officers, directors, and other institution−affiliated parties; terminations of the bank’s deposit insurance; appointment of a conservator or receiver for the bank; and enforcements of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as the Company and the Bank, from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“Covered Funds”), subject to certain limited exceptions. Under the Volcker Rule, a Covered Fund is any issuer that would be an investment company under the Investment Company Act (the “ICA”) but for the exemptions in section 3(c)(1) and 3(c)(7) of the ICA, which includes collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements. The Company is in compliance with the Volcker Rule.

Deposit Insurance

The Bank’s deposit accounts are fully insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the deposit insurance limit of $250,000 per depositor, per insured institution, in accordance with applicable laws and regulations.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank’s capital level and supervisory rating (CAMELS rating). The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. The base for deposit insurance assessments is consolidated average assets less average tangible equity.  Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.  The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations, or orders.  The Bank is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.

In addition to deposit insurance assessments, the FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. The current annualized assessment rate is approximately three basis points and the rate is adjusted quarterly. These assessments will continue until FICO bonds mature in 2019.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Consumer Financial Protection

The Company and Bank are subject to a number of federal and state consumer protection laws that govern its relationship with its customers. These laws include the Consumer Financial Protection Act of 2010, Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates, and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees.

Further, the Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. While there are no statutory definitions for those terms, the CFPB has found an act or practice to be “unfair” when: “(i) it causes or is likely to cause substantial injury to consumers; (ii) the injury is not reasonably avoidable by consumers; and (iii) the injury is not outweighed by countervailing benefits to consumers or to competition.” “Deceptive acts or practices” occur when “(i) the act or practice misleads or is likely to mislead the consumer; (ii) the consumer’s interpretation is reasonable under the circumstances; and (iii) the misleading act or practice is material.”  Finally, an act or practice is “abusive” when it: “(i) materially interferes with the ability of a consumer to understand a term or condition of a consumer financial product or services; or (ii) takes unreasonable advantage of (a) a consumer’s lack of understanding of the material risks, costs, or conditions of the product or services; (b) a consumer’s inability to protect his or her interests in selecting or using a consumer financial product or service; or (c) a consumer’s reasonable reliance on a covered person to act in his or her interests.”

Neither the Dodd-Frank Act, nor the individual consumer financial protection laws prevent states from adopting stricter consumer protection standards.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The applicable federal banking agencies regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. The Bank received a “Satisfactory” rating during its last examination in August 2017.

Insider Credit Transactions

Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h) of the FRA, loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.  A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Financial Privacy

The Company is subject to federal laws, including the Gramm-Leach-Bliley Act (the “GLBA”), and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated financial institutions. These provisions require notice of privacy policies to customers and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.

Financial Data Security

The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify customers and regulators of security breaches that result in unauthorized access to their nonpublic personal information.

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016, but the regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will restrict the manner in which executive compensation is structured.

The Dodd-Frank Act also requires publicly traded companies to give shareholders a non-binding vote on executive compensation and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions.

Anti-Money Laundering Initiatives and the USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the U.S. Department of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act compliance program commensurate with its risk profile.

The Fair Credit Reporting Act’s Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Office of Foreign Assets Control (“OFAC”) Regulation

The Office of Foreign Assets Control (OFAC) of the US Department of the Treasury administers and enforces economic and trade sanctions based on US foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. OFAC publishes lists of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers designated under programs that are not country-specific. These are typically known as the OFAC rules based on their administration by the OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Employees

As of February 28, 2018, the Company had 238 full-time and nine part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

Item 1A. Risk Factors.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions in Eastern Massachusetts and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Massachusetts and New Hampshire. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources.

A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, then net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

Downturns in the United States or global economies or financial markets could adversely affect the demand for and income received from the Company's fee-based services. Revenues from the Wealth Management Group depend in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investments, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Our loan portfolio includes loans with a higher risk of loss.

The Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. Our lending strategy focuses on residential real estate lending as well as servicing commercial customers, including increased emphasis on commercial and industrial lending, and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

If our allowance for loan losses is not sufficient to cover actual loan losses, then our earnings will decrease.

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

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on service quality, high ethical standards and reputation;
•	the ability to expand the Company’s market position;
•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Company introduces new products, services, and technologies relative to its competitors;
•	customer satisfaction with the Company’s level of service;
•	industry and general economic trends; and
•	the ability to attract and retain talented employees.

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

The Company, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Depositors Insurance Fund (“DIF”) and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal banking agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

State and federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect our business.

Federal and state regulatory agencies periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. In the event that the FDIC concludes that, among other things, our financial conditions cannot be corrected or that there is an imminent risk of loss to our depositors, it may terminate our deposit insurance. The CFPB also has authority to take enforcement actions, including cease-and desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If we are unable to comply with future regulatory directives, or with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, Memorandum of Understanding, and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. The Company could also be required to raise additional capital, or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility, and overall financial condition.

The Company is subject to liquidity risk, which could adversely affect net interest income and earnings.

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  The primary liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered certificates of deposit, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.

Our ability to service our debt, pay dividends, and otherwise pay our obligations as they come due is substantially dependent on capital distributions from our subsidiary.

The holding company is a separate and distinct legal entity from its subsidiary. It receives substantially all of its revenue from dividends from its subsidiary, Cambridge Trust Company. These dividends are the principal source of funds to pay dividends on the Company’s common stock.  Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition, and results of operations.

A breach of information security, including cyber-attacks, could disrupt our business and impact our earnings.

The Company depends upon data processing, communication, and information exchange on a variety of computing platforms and networks and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm, or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

The Company may be adversely affected by fraud.

The Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts.

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

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position, and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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
•

customers of the Company’s Wealth Management Group may liquidate investments, which together with lower asset values, may reduce the level of assets under management and administration, and thereby decrease the Company’s investment management and administration revenues;

•

competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions or otherwise; and

•	the value of loans and other assets or collateral securing loans may decrease.

The Company is subject to other-than-temporary impairment risk, which could negatively impact our financial performance.

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities, and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, whether the Company has the intent to sell and whether it is more likely than not it will be forced to sell the security in question. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

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

•	the inability to maintain uniform standards, controls, procedures, and policies; and
•	the impairment of relationships with the acquired company’s employees and customers as a result of changes in ownership and management.

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

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to could have a material adverse effect on our business, results of operations and financial condition.

The Company is exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a government entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, and prospects.

The Company may be adversely affected by the soundness of other financial institutions, including the FHLB of Boston.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, or results of operations.

The Company owns common stock of FHLB of Boston in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $4.2 million as of December 31, 2017. There are 11 branches of the FHLB, including Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any adverse effects on the FHLB of Boston could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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
•

changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws, and regulations; and

•	severe weather, natural disasters, acts of war or terrorism, and other external events.

There may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s stock.

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  The Company also grants shares of common stock to employees and directors under the Company’s incentive plan each year.  The issuance of any additional shares of the Company’s common stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to shareholders of the Company’s common stock.  Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series.  Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing, or nature of its future offerings.  Thus, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

The Company depends on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

The Company believes that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel, or an inability to continue to attract or retain and motivate key personnel could adversely affect our business. We cannot assure that we will be able to retain our existing key personnel, attract additional qualified personnel, or effectively manage the succession of key personnel. We have change of control agreements with our actively employed named executive officers, and the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

The Company may be subject to more stringent capital requirements.

The Bank and the Company are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Bank and the Company must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, then our financial condition would be materially and adversely affected. In light of proposed changes to regulatory capital requirements contained in the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee and implemented by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), we may be required to satisfy additional, more stringent, capital adequacy standards. The ultimate impact of the revised capital and liquidity standards on us cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the federal banking regulators. These requirements, however, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company conducts its business through 11 full-service banking offices, including its main banking office and headquarters in Cambridge, Massachusetts, its operations center in Burlington, Massachusetts, four wealth management offices and one off-site ATM.  The following table sets forth certain information regarding our properties as of December 31, 2017:

Location	Ownership	Year Opened	Year of Lease Expiration
Headquarters(1):	Leased	1890	2021(6)
1336 Massachusetts Avenue
Cambridge, MA 02138
Operations Center(2):	Leased	1996	2030(7)
78 Blanchard Road
Burlington, MA 01803
Branch Offices:
361 Trapelo Road	Leased	2008	2023(8)
Belmont, MA 02478
65 Beacon Street	Leased	1998	2023(9)
Boston, MA 02108
565 Tremont Street	Leased	2012	2022(7)
Boston, MA 02118
353 Huron Avenue	Owned	1974	NA
Cambridge, MA 02138
415 Main Street(3)	Leased	1969	2028(8)
Cambridge, MA 02142
1720 Massachusetts Avenue	Leased	1989	2019(7)
Cambridge, MA 02138
350 Massachusetts Avenue(4)	Leased	1998	2018
Cambridge, MA 02139
75 Main Street	Owned	1990	NA
Concord, MA 01742
1690 Massachusetts Avenue	Leased	2010	2020(7)
Lexington, MA 02420
494 Boston Post Road	Owned	1982	NA
Weston, MA 02493
Wealth Management Offices:
75 State Street, 18th Floor	Leased	2013	2019(9)
Boston, MA 02109
49 South Main Street, Suite 203(5)	Leased	1996	2025(8)
Concord, NH 03301
1000 Elm Street, Suite 201	Leased	2015	2025(8)
Manchester, NH 03101
One Harbour Place, Suite 240	Leased	2011	2021(8)
Portsmouth, NH 03801
(1)	Provides full service banking services. Location of this facility moved to its current address in 1964.
(2)	Location of this facility moved to its current address in 2015.
(3)	Location of this branch moved to its current address in 2017.
(4)	The Company anticipates closing this branch on or about May 18, 2018.
(5)	Location of this office moved to its current address in 2015.
(6)	With five options (each at the Company’s choice) to extend the lease for five additional five year periods.
(7)	With two options (each at the Company’s choice) to extend the lease for two additional five year periods.
(8)	With three options (each at the Company’s choice) to extend the lease for three additional five year periods.
(9)	With one option (at the Company’s choice) to extend the lease for one additional five year period.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On October 17, 2017, the SEC declared the Company’s Registration Statement on Form 10, as amended, effective. On October 18, 2017, shares of the Company’s common stock commenced trading on the Nasdaq stock market under the symbol CATC. Prior to this date the Company’s shares traded on the over the counter market. The following table summarizes quarterly high and low stock price ranges, the end of quarter closing price and dividends paid per share for the years ended December 31, 2017 and 2016:

	High	Low	Close	Dividend declared per share
Year ended December 31, 2017
First Quarter	$67.00	$61.50	$65.00	$0.46
Second Quarter	$70.00	$64.90	$67.25	$0.46
Third Quarter	$72.50	$64.25	$69.75	$0.47
Fourth Quarter	$87.15	$69.90	$79.80	$0.47
Year ended December 31, 2016
First Quarter	$47.65	$45.30	$46.25	$0.46
Second Quarter	$49.90	$46.15	$46.59	$0.46
Third Quarter	$50.45	$46.45	$50.05	$0.46
Fourth Quarter	$62.90	$50.05	$62.29	$0.46

At February 28, 2018, there were 341 holders of record of the Company’s common stock.

The continued payment of dividends depends upon our profitability, debt and equity structure, earnings, financial condition, need for capital and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee the payment of dividends or that, if paid, that dividends will not be reduced or eliminated in the future.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by the Bank, and borrowings. The Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce the Bank’s capital below required capital levels.

The Company’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payments of dividends by the Bank to the Company is included in “Supervision and Regulation – Dividends.”

Stock Performance Graph

The following compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite Index and the SNL Bank NASDAQ Index from December 31, 2012 to December 31, 2017. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2012.  The total return assumes reinvestment of dividends.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Cambridge Bancorp	100.00	113.76	137.12	145.17	197.83	260.43
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58

Source:  S&P Global Market Intelligence © 2017

The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Issuer Purchase of Equity Securities

Except as previously reported in our quarterly report on Form 10-Q and Registration Statement on Form 10 filed with the Securities and Exchange Commission during 2017, the Company did not repurchase any additional shares during the year ended December 31, 2017.

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly report on Form 10-Q and Registration Statement on Form 10 filed with the Securities and Exchange Commission during 2017, there were no additional unregistered sales of equity securities during the year ended December 31, 2017.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Operating Data
Interest Income	$61,191	$57,028	$54,341	$50,371	$47,661
Interest Expense	3,587	3,355	2,694	2,098	2,194
Net interest and dividend Income	57,604	53,673	51,647	48,273	45,467
Provision for Loan Losses	362	132	1,075	1,550	1,500
Noninterest Income	30,224	28,661	25,865	24,464	23,181
Noninterest Expense	59,292	56,750	53,192	49,007	46,111
Income Before Taxes	28,174	25,452	23,245	22,180	21,037
Income Taxes	13,358	8,556	7,551	7,236	6,897
Net Income	$14,816	$16,896	$15,694	$14,944	$14,140

Average shares outstanding, basic	4,030,530	3,990,343	3,938,117	3,886,692	3,839,146
Average shares outstanding, diluted	4,065,754	4,028,944	3,993,599	3,957,416	3,907,201
Total shares outstanding	4,082,188	4,036,879	4,000,181	3,940,536	3,884,851
Basic Earnings Per Share	$3.64	$4.19	$3.94	$3.81	$3.65
Diluted Earnings Per Share	$3.61	$4.15	$3.93	$3.78	$3.62
Dividends Declared Per Share	$1.86	$1.84	$1.80	$1.68	$1.59
Dividend payout ratio (1)	51%	44%	46%	44%	44%

Financial Condition Data
Total Assets	$1,949,934	$1,848,999	$1,706,201	$1,573,692	$1,533,710
Total Deposits	1,775,400	1,686,038	1,557,224	1,370,536	1,409,047
Total Loans	1,350,899	1,320,154	1,192,214	1,080,766	942,451
Shareholders' equity	147,957	134,671	125,063	116,258	109,283
Book Value Per Share	$36.24	$33.36	$31.26	$29.50	$28.13

Performance Ratios
Return on Average Assets	0.79%	0.95%	0.95%	0.98%	0.99%
Return on Average Shareholders' equity	10.47%	12.77%	12.91%	12.87%	13.63%
Equity to assets	7.55%	7.44%	7.36%	7.62%	7.28%
Interest rate spread (2)	3.16%	3.12%	3.24%	3.31%	3.31%
Net Interest Margin, taxable equivalent (3)	3.25%	3.21%	3.32%	3.37%	3.38%
Efficiency ratio (4)	67.51%	68.93%	68.62%	67.38%	67.17%

Wealth Management Assets
Market Value of Assets Under Management & Administration	$3,085,669	$2,689,103	$2,449,139	$2,371,012	$2,204,186

Asset Quality
Non-Performing Loans	$1,298	$1,676	$1,481	$1,629	$1,703
Non-Performing Loans/Total Loans	0.10%	0.13%	0.12%	0.15%	0.18%
Net (Charge-Offs)/Recoveries	$(303)	$(62)	$(153)	$11	$260
Allowance/Total Loans	1.13%	1.16%	1.27%	1.32%	1.35%

Capital Ratios (5):
Total capital	13.75%	13.14%	13.05%	13.18%	13.38%
Tier 1 capital	12.50%	11.89%	11.80%	11.93%	12.18%
Common Equity Tier 1	12.50%	11.89%	11.80%	N/A	N/A
Tier 1 leverage capital	8.06%	7.95%	7.75%	7.75%	7.63%

Other Data:
Number of full service offices	11	11	12	12	12
Full time equivalent employees	239	238	228	225	225

(1)	Dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
(2)

The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(3)	The net interest margin represents fully taxable equivalent net interest income as a percent of average interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income and noninterest income.
(5)	Capital ratios are for Cambridge Bancorp.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary (the “Bank”): Cambridge Trust Company, formed in 1890.  At December 31, 2017, the Company had total assets of approximately $1.9 billion. Currently, the Bank operates 10 full-service banking offices in six cities and towns in Eastern Massachusetts. The Company’s Wealth Management Group has four offices, one in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. The Company’s Assets under Management and Administration as of December 31, 2017 were approximately $3.1 billion.  The Bank’s clients consist primarily of small- and medium-sized businesses and retail customers in these communities and surrounding areas throughout Massachusetts and New Hampshire.

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

The provision for loan losses and the level of the allowance for loan losses reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a systematic process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, management estimates the allowance needed for each of the following segments of the loan portfolio: (1) residential mortgage loans, (2) commercial mortgage loans, including multi-family loans and construction loans, (3) home equity loans and lines of credit, (4) commercial & industrial loans, and (5) consumer loans.

The establishment of the allowance for each portfolio segment is based on a process that evaluates the risk characteristics relevant to each portfolio segment and takes into consideration multiple internal and external factors.

Internal factors include, but are not limited to:

(a) the loss emergence period,

(b) historic levels and trends in the number and amount of loans on non-accrual and past due, charge-offs, delinquencies, risk ratings, and foreclosures,

(c) level and changes in industry, geographic, and credit concentrations,

(d) underwriting policies and adherence to such policies,

(e) the growth and vintage of the portfolios, and

(f) the experience of, and any changes in, lending and credit personnel.

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

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the State of New Hampshire, and other states as required. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized. Interest and penalties related to unrecognized tax benefits, if incurred, are recognized as a component of income tax expense.

In accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company re-measured its net deferred tax assets which resulted in a one-time non-cash write-down of its net deferred tax assets and recognized an additional income tax expense of $3.9 million for the year ended December 31, 2017.  Effective in 2018, the change in tax law will reduce the Company’s statutory federal tax rate from 35% to 21%.

Recent Accounting Developments

See Note 3 to the Audited Consolidated Financial Statements for details of recently issued and adopted accounting pronouncements and their expected impact on the Corporation’s financial statements.

Results of Operations

Results of Operations for the years ended December 31, 2017 and 2016

General. Net income decreased by $2.1 million, or 12.3%, to $14.8 million for the year ended December 31, 2017, from $16.9 million for the year ended December 31, 2016. The decrease was primarily due to a $4.8 million increase in income tax expense and a $2.5 million increase in noninterest expense, partially offset by a $3.7 million increase in net interest and dividend income after the provision for loan losses, and a $1.6 million increase in noninterest income. The increase in income tax expense was mainly due to the enactment of the Tax Act.  The change in tax law will reduce the statutory federal tax rate from 35% to 21% effective in 2018 and required the Company to take a one-time non-cash write-down of its net deferred tax assets of $3.9 million, as these deferred tax assets were required to be re-measured using the new lower tax rate in 2017.

Net Interest and Dividend Income. Net interest and dividend income after provision for loan losses increased by $3.7 million, or 6.9% to $57.2 million for the year ended December 31, 2017, from $53.5 million for the year ended December 31, 2016. The increase in net interest and dividend income after provision for loan losses was primarily due to higher average loan balances.  Interest on loans increased by $3.0 million, or 6.1% for the year ended December 31, 2017, as compared to the year ended December 31, 2016.  Total average interest-earning assets increased $97.9 million, or 5.7%, to $1.8 billion for the year ended December 31, 2017 from $1.7 billion in 2016. The Company’s net interest margin, on a fully tax equivalent basis, increased four basis points to 3.25% for the year ended December 31, 2017, as compared to 3.21% in 2016, and the net interest rate spread increased four basis points to 3.16% for the year ended December 31, 2017, compared to 3.12% in 2016.

Interest and Dividend Income. Total interest and dividend income increased by $4.2 million, or 7.3%, to $61.2 million for the year ended December 31, 2017, from $57.0 million in 2016. The increase in interest and dividend income was primarily due to a $3.0 million increase in interest income on loans and a $1.0 million increase in interest income on investment securities. Total average interest-earning assets increased $97.9 million, or 5.7%, to $1.8 billion for the year ended December 31, 2017 from $1.7 billion in 2016.

Interest Expense. Interest expense increased by $232,000, or 6.9%, to $3.6 million for the year ended December 31, 2017, from $3.4 million in 2016. The increase was primarily the result of a $69.5 million increase in the average balance of interest-bearing liabilities.  The average cost of interest bearing liabilities remained unchanged from 2016 and stood at 0.29%.

Provision for Loan Losses. The Company recorded a provision for loan losses of $362,000 for the year ended December 31, 2017, compared to a provision for loan losses of $132,000 in 2016. We recorded net charge-offs of $303,000 for the year ended December 31, 2017, compared to net charge-offs of $62,000 during 2016. The allowance for loan losses was $15.3 million, or 1.13% of total loans outstanding at December 31, 2017, as compared to $15.3 million, or 1.16% of total loans outstanding at year end 2016.

Noninterest Income.  Noninterest income increased by $1.6 million, or 5.5%, to $30.2 million for the year ended December 31, 2017, as compared to $28.7 million for the year ended December 31, 2016, primarily as a result of higher wealth management revenue. The Company’s wealth management revenue is the largest component of noninterest income and increased by $2.6 million, or 12.9%, to $23.0 million for the year ended 2017, as compared to $20.4 million in 2016 due to a combination of market appreciation and net new business. Assets under Management combined with Assets under Administration were $3.1 billion at December 31, 2017 compared to $2.7 billion at December 31, 2016.

The categories of wealth management revenues are shown in the following table:

	For the Year Ended December 31,
	2017	2016
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$21,850	$19,346
Asset-based revenues	21,850	19,346
Financial planning fees and other service fees	1,179	1,043
Total wealth management revenues	$23,029	$20,389

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2017	2016
	(dollars in thousands)
Wealth management assets under management
Balance at the beginning of the period	$2,572,760	$2,329,208
Gross client asset inflows	445,125	506,173
Gross client asset outflows	(371,274)	(312,604)
Net investment appreciation & income	324,711	49,983
Balance at the end of the period	$2,971,322	$2,572,760
Weighted average management fee	0.80%	0.79%

There were no significant changes to the average fee rates and fee structure for the year ended December 31, 2017 and 2016.

Noninterest Expense. Noninterest expense increased by $2.5 million, or 4.5%, to $59.3 million for the year ended December 31, 2017, as compared to $56.8 million in 2016, primarily driven by higher salaries and benefits expense and professional services. The increase in salaries and benefits expense of $2.2 million is primarily due to annual merit increases, increased staffing to support business initiatives, and higher employee benefit costs. The increase in professional services of $980,000 is a result of increased recruitment fees, legal costs, audits and exams, compensation consulting, marketing consulting, training and development, and costs associated with the registration of our securities with the SEC.

Noninterest expense increases were partially offset by decreases in occupancy and equipment expense of $217,000 and lower FDIC insurance expense of $205,000 for the year ended December 31, 2017, as compared to 2016.

Income Tax Expense. In accordance with the Tax Act, the Company re-measured its net deferred tax assets which resulted in a one-time non-cash write-down of its net deferred tax assets and recognized an additional income tax expense of $3.9 million for the year ended December 31, 2017. The Company recorded a provision for income taxes of $13.4 million for the year ended December 31, 2017, compared to a provision for income taxes of $8.6 million for 2016, reflecting effective tax rates of 47.41%, and 33.62%, respectively. The Company also recognized $221,000 of tax benefit resulting from the adoption of new accounting guidance for share-based payments during 2017.

Results of Operations for the years ended December 31, 2016 and 2015

General. Net income increased $1.2 million, or 7.7%, to $16.9 million for the year ended December 31, 2016, from $15.7 million for the year ended December 31, 2015. The increase was primarily due to a $3.0 million increase in net interest and dividend income after the provision for loan losses, a $2.8 million increase in noninterest income, partially offset by a $3.6 million increase in noninterest expense, and a $1.0 million increase in income tax expense.

Net Interest and Dividend Income. Net interest and dividend income after provision for loan losses increased by $3.0 million to $53.5 million for the year ended December 31, 2016, from $50.6 million for the year ended December 31, 2015. The increase in net interest and dividend income after provision for loan losses was primarily due to strong loan growth in both 2016 and 2015.  Interest income on loans increased by $3.4 million, or 7.5%.  Total average interest-earning assets increased to $1.7 billion for the year ended December 31, 2016, from $1.6 billion for the year ended December 31, 2015. The Company’s net interest margin, on a fully taxable basis, decreased 11 basis points to 3.21% for the year ended December 31, 2016, compared to 3.32% for the year ended December 31, 2015, and our net interest rate spread decreased 12 basis point to 3.12% for the year ended December 31, 2016, compared to 3.24% for the year ended December 31, 2015.

Interest and Dividend Income. Total interest and dividend income increased $2.7 million, or 4.9%, to $57.0 million for the year ended December 31, 2016, from $54.3 million for the year ended December 31, 2015. The increase in interest and dividend income was primarily due to a $3.4 million increase in interest income on loans, partially offset by a $720,000 decrease in interest income on investment securities. The increase in interest income on loans resulted primarily from a $119.2 million increase in the average balance of loans.

Interest Expense. Interest expense increased $661,000, or 24.5%, to $3.4 million for the year ended December 31, 2016, from $2.7 million for the year ended December 31, 2015. The increase was driven by a $76.8 million increase in the average balance of interest-bearing liabilities as well an increase in the average cost of interest bearing liabilities of four basis points to 0.29% from 0.25%.

Interest expense on interest-bearing deposits increased by $801,000 to $3.3 million for the year ended December 31, 2016, from $2.5 million for the year ended December 31, 2015. This increase was primarily due to an increase of $151.9 million in the average balance of interest-bearing deposits to $1.2 billion at December 31, 2016, from $1.0 billion at December 31, 2015. The average cost of interest-bearing deposits remained low at 0.28% for the year ended December 31, 2016, compared to 0.24% for the year ended December 31, 2015. The average cost of certificates of deposits increased slightly during the year ended December 31, 2016 as compared to the year ended December 31, 2015, and we experienced an increase in the average cost of savings accounts for the year ended December 31, 2016, as compared to the year ended December 31, 2015 as the Bank has been able to grow these products and attract new relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $132,000 for the year ended December 31, 2016, compared to a provision for loan losses of $1.1 million for the year ended December 31, 2015. The decrease in provision expense is primarily due to the change in the allowance methodology that occurred during 2016. We recorded net charge-offs of $62,000 for the year ended December 31, 2016, compared to net charge-offs of $153,000 during the year ended December 31, 2015. The allowance for loan losses was $15.3 million, or 1.16% of total loans, at December 31, 2016, compared to $15.2 million, or 1.27% of total loans, at December 31, 2015.

Noninterest Income.  Noninterest income increased $2.8 million to $28.7 million in 2016, compared to $25.9 million in 2015. The Company’s wealth management revenue is the largest component of noninterest income and increased by $1.1 million, or 6.0%, to $20.4 million compared, to $19.2 million for 2015. Assets under Management combined with Assets under Administration were $2.7 billion at year-end 2016, compared to $2.4 billion at year-end 2015.

The categories of wealth management revenues are shown in the following table:

	For the Year Ended December 31,
	2016	2015
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$19,346	$18,388
Asset-based revenues	19,346	18,388
Financial planning fees and other service fees	1,043	854
Total wealth management revenues	$20,389	$19,242

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2016	2015
	(dollars in thousands)
Wealth management assets under management
Balance at the beginning of the period	$2,329,208	$2,290,227
Gross client asset inflows	506,173	382,026
Gross client asset outflows	(312,604)	(374,692)
Net investment appreciation & income	49,983	31,647
Balance at the end of the period	$2,572,760	$2,329,208
Weighted average management fee	0.79%	0.79%

There were no significant changes to the average fee rates and fee structure for the year ended December 31, 2016 and 2015.

Noninterest Expense. Noninterest expense increased $3.6 million to $56.8 million for the year ended December 31, 2016, from $53.2 million for the year ended December 31, 2015. This increase was primarily the result of strategic new hires to support business growth, coupled with higher expenses related to long-term equity compensation and health care benefits.  The increase of $307,000 in occupancy and equipment for the year is the result of increased cost of facilities and amortization of leasehold improvements. The increase of $217,000 in data processing expense is attributable to increased transaction volumes and new products. The increase of $134,000 in professional services is primarily the result of higher consulting fees. The increases in noninterest expense categories were partially offset by lower marketing expenses of $674,000 for 2016.

Income Tax Expense. The Company recorded a provision for income taxes of $8.6 million for the year ended December 31, 2016, compared to a provision for income taxes of $7.6 million for the year ended December 31, 2015, reflecting effective tax rates of 33.62% and 32.49%, respectively. The effective tax rate was reduced from the statutory federal income tax rate of 35% largely as a result of the benefits of tax-exempt income, partially offset by state income tax expense. The effective tax rate for the year ended December 31, 2016, as compared to the effective tax rate for the year ended December 31, 2015, increased primarily as a result of higher state income tax expense.

Results of Operations for the years ended December 31, 2015 and 2014

General. Net income increased $750,000, or 5.0%, to $15.7 million for the year ended December 31, 2015, from $14.9 million for the year ended December 31, 2014. The increase was primarily due to a $3.8 million increase in net interest and dividend income after the provision for loan losses, a $1.4 million increase in noninterest income, partially offset by a $4.2 million increase in noninterest expense, and a $315,000 increase in income tax expense.

Net Interest and Dividend Income. Net interest and dividend income after provision for loan losses increased by $3.8 million to $50.6 million for the year ended December 31, 2015, from $46.7 million for the year ended December 31, 2014. The increase in net interest and dividend income after provision for loan losses was primarily due to strong loan growth in both 2015 and 2014.  Interest income on loans increased by $4.9 million, or 12.0%.  Total average interest-earning assets increased to $1.7 billion for the year ended December 31, 2015, from $1.5 billion for the year ended December 31, 2014. The Company’s net interest margin, on a fully taxable basis, decreased five basis points to 3.32% for the year ended December 31, 2015, compared to 3.37% for the year ended December 31, 2014, and the net interest rate spread decreased seven basis point to 3.24% for the year ended December 31, 2015, compared to 3.31% for the year ended December 31, 2014.

Interest and Dividend Income. Total interest and dividend income increased $4.0 million, or 7.9%, to $54.3 million for the year ended December 31, 2015, from $50.4 million for the year ended December 31, 2014. The increase in interest and dividend income was primarily due to a $4.9 million increase in interest income on loans partially offset by a $1.1 million decrease in interest income on investment securities. The increase in interest income on loans resulted primarily from a $152.6 million increase in the average balance of loans.

Interest Expense. Interest expense increased $596,000, or 28.4%, to $2.7 million for the year ended December 31, 2015, from $2.1 million for the year ended December 31, 2014. The increase was driven by an $84.0 million increase in the average balance of interest-bearing liabilities as well an increase in the average cost of interest bearing liabilities of four basis points to 0.25% from 0.21%.

Interest expense on interest-bearing deposits increased by $509,000 to $2.5 million for the year ended December 31, 2015, from $2.0 million for the year ended December 31, 2014. This increase was primarily due to an increase of $71.4 million in the average balance of interest-bearing deposits to $1.0 billion at December 31, 2015, from $937.0 million at December 31, 2014. The average cost of interest-bearing deposits remained low at 0.24% for the year ended December 31, 2015, compared to 0.21% for the year ended December 31, 2015. The average cost of certificates of deposits increased slightly during the year ended December 31, 2015, as compared to the year ended December 31, 2014, and we experienced an increase in the average cost of savings accounts for the year ended December 31, 2015, as compared to the year ended December 31, 2014 as the Bank was able to grow these products and attract new relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.1 million for the year ended December 31, 2015, compared to a provision for loan losses of $1.6 million for the year ended December 31, 2014. We recorded net charge-offs of $153,000 for the year ended December 31, 2015, compared to net recoveries of $11,000 during the year ended December 31, 2014. The allowance for loan losses was $15.2 million, or 1.27% of total loans, at December 31, 2015, compared to $14.3 million, or 1.32% of total loans, at December 31, 2014.

Noninterest Income.  Noninterest income increased $1.4 million to $25.9 million in 2015, compared to $24.5 million in 2014. The Company’s wealth management revenue is the largest component of noninterest income and increased by $1.3 million, or 7.2%, to $19.2 million, compared to $17.9 million for 2014. Assets under Management combined with Assets under Administration were $2.4 billion at year-end 2015 compared to $2.4 billion at year-end 2014.

The categories of wealth management revenues are shown in the following table:

	For the Year Ended December 31,
	2015	2014
	(dollars in thousands)
Wealth management revenues
Trust and investment advisory fees	$18,388	$17,104
Asset-based revenues	18,388	17,104
Financial planning fees and other service fees	854	850
Total wealth management revenues	$19,242	$17,954

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2015	2014
	(dollars in thousands)
Wealth management assets under management
Balance at the beginning of the period	$2,290,227	$2,139,752
Gross client asset inflows	382,026	342,754
Gross client asset outflows	(374,692)	(287,205)
Net investment appreciation & income	31,647	94,926
Balance at the end of the period	$2,329,208	$2,290,227

Weighted average management fee	0.79%	0.76%

There were no significant changes to the average fee rates and fee structure for the year ended December 31, 2015 and 2014.

Noninterest Expense. Noninterest expense increased $4.2 million to $53.2 million for the year ended December 31, 2015, from $49.0 million for the year ended December 31, 2014. The increase in salary and benefits of $3.0 million is primarily due to higher retirement plan expenses, annual merit increases, and higher health care costs.  The increase of $514,000 in occupancy and equipment for the year is the result of increased cost of facilities and amortization of leasehold improvements and higher software maintenance costs. The increase of $263,000 in marketing expense is primarily the result of additional marketing initiatives in 2015. The increase of $252,000 in professional services is primarily the result of higher consulting fees. The increase of $240,000 in data processing expense is largely attributable to increased transaction volumes and new products.

Income Tax Expense. The Company recorded a provision for income taxes of $7.6 million for the year ended December 31, 2015, compared to a provision for income taxes of $7.2 million for the year ended December 31, 2014, reflecting effective tax rates of 32.49% and 32.63%, respectively. The effective tax rate was reduced from the statutory federal income tax rate of 35% largely as a result of the benefits of tax-exempt income, partially offset by state income tax expense.

Changes in Financial Condition

Total Assets. Total assets increased $100.9 million, or 5.5%, to $1.9 billion at December 31, 2017, from $1.8 billion at December 31, 2016. The increase was primarily the result of a $49.5 million, or 91.7% increase in cash and cash equivalents and a $30.7 million, or 2.4% increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents increased by $49.5 million to $103.6 million at December 31, 2017, from $54.1 million at December 31, 2016.

Investment Securities. The carrying value of total investment securities increased by $29.1 million to $437.2 million at December 31, 2017, from $408.1 million at December 31, 2016. The increase in investment securities was driven by an increase of $149.7 million, in held to maturity investment securities, partially offset by a decrease of $120.6 million in available for sale investment securities.

Loans Held for Sale. Loans held for sale decreased to $0 at December 31, 2017 from $6.5 million at December 31, 2016. The balance of loans held for sale usually relates to the timing and volume of residential loans originated for sale and the ultimate sale transaction which is typically executed within a short-time following the loan origination.

Loans. Net loans increased by $30.7 million, or 2.4%, to $1.3 billion at December 31, 2017, from $1.3 billion at December 31, 2016. The growth in total loans was primarily due to increases of $17.5 million, or 2.8%, in commercial mortgages, $5.6 million, or 9.4% increase in commercial and industrial loans, a $4.5 million, or 0.8% increase in residential mortgages, and a $3.7 million, or 10.7% increase in consumer loans.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2017, our investment in bank-owned life insurance was $31.1 million, an increase of $584,000 from $30.5 million at December 31, 2016, primarily due to increases in the cash surrender value of the policies.

Deposits. Deposits increased $89.4 million, or 5.3%, to $1.8 billion at December 31, 2017, from $1.7 billion at December 31, 2016. The increase was primarily due to a $50.6 million increase in savings accounts, a $32.3 million increase in interest bearing checking accounts, a $20.7 million increase in demand deposit accounts partially offset by an $11.3 million decrease in certificates of deposits.  Starting in the second quarter of 2017, the Bank initiated promotional saving campaigns to attract and deepen client relationships.

Borrowings. At December 31, 2017, borrowings consisted of advances from the FHLB of Boston. Total borrowings decreased $167,000 to $3.6 million at December 31, 2017, from $3.7 million at December 31, 2016.

Shareholders’ Equity. Total shareholders’ equity increased $13.3 million, or 9.9%, to $148.0 million at December 31, 2017, from $134.7 million at December 31, 2016. The increase is the result of net income of $14.8 million, an additional $4.0 million in other comprehensive income associated with the Company’s defined benefit pension plan, an increase of $2.4 million in additional paid-in capital related to stock-based compensation, partially offset by regular dividend payments of $7.6 million for the year.

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”) and U.S. GSE mortgage-backed securities, corporate debt securities, and mutual funds. These securities are carried at fair value, and unrealized gains and losses net of applicable income taxes, are recognized as a separate component of shareholders’ equity. The fair value of securities available for sale totaled $205.0 million and included gross unrealized gains of $260,000 and gross unrealized losses of $4.2 million at December 31, 2017.  At December, 31, 2016, the fair value of securities available for sale totaled $325.6 million and included gross unrealized gains of $515,000 and gross unrealized losses of $4.6 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of December 31, 2017 are carried at their amortized cost of $232.2 million. At December, 31, 2016, securities held to maturity totaled $82.5 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity and the percentage distribution at the dates indicated:

	December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$88,791	43%	$138,709	43%	$139,770	40%
Mortgage-backed securities	110,626	55%	181,299	56%	205,806	59%
Corporate debt securities	5,001	2%	5,029	1%	985	1%
Mutual funds	599	0%	604	0%	612	0%
Total securities available for sale	$205,017	100%	$325,641	100%	$347,173	100%
Held to maturity securities
U.S. GSE obligations	$32,572	14%	$—	0%	$—	0%
Mortgage-backed securities	117,155	50%	696	1%	1,306	2%
Corporate debt securities	1,998	1%	—	0%	—	0%
Municipal securities	80,463	35%	81,806	99%	81,757	98%
Total securities held to maturity	$232,188	100%	$82,502	100%	$83,063	100%
Total	$437,205	100%	$408,143	100%	$430,236	100%

The following tables set forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$14,999	1.1%	$75,022	1.3%	$—	—	$—	—	$90,021	1.3%
Mortgage-backed securities	93	4.7%	129	5.4%	26,319	1.7%	86,643	1.9%	113,184	1.9%
Corporate debt securities	—	—	4,034	1.7%	1,000	2.6%	—	—	5,034	1.8%
Total available for sale securities	$15,092	1.1%	$79,185	1.3%	$27,319	1.8%	$86,643	1.9%	$208,239	1.6%

Held to maturity securities
U.S. GSE obligations	$—	—	$32,572	2.2%	$—	—	$—	—	$32,572	2.2%
Mortgage-backed securities	6	4.5%	256	4.4%	25,485	2.1%	91,408	2.2%	117,155	2.2%
Corporate debt securities	—	—	1,998	2.5%	—	—	—	—	1,998	2.5%
Municipal securities	3,675	6.1%	13,320	5.7%	34,426	4.7%	29,042	4.6%	80,463	4.9%
Total held to maturity securities	$3,681	6.1%	$48,146	3.2%	$59,911	3.5%	$120,450	2.8%	$232,188	3.1%
Total	$18,773	2.1%	$127,331	2.0%	$87,230	3.0%	$207,093	2.4%	$440,427	2.4%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2016	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$15,016	1.1%	$125,010	1.3%	$—	—	$—	—	$140,026	1.3%
Mortgage-backed securities	17	4.8%	789	5.2%	28,693	1.8%	154,475	1.8%	183,974	1.8%
Corporate debt securities	—	—	4,054	1.7%	1,000	2.0%	—	—	5,054	1.7%
Total available for sale securities	$15,033	1.1%	$129,853	1.3%	$29,693	1.8%	$154,475	1.8%	$329,054	1.6%

Held to maturity securities
Mortgage-backed securities	$1	6.1%	$630	4.5%	$3	4.8%	$62	7.1%	$696	4.7%
Municipal securities	1,605	6.3%	15,996	5.9%	29,563	4.7%	34,642	4.3%	81,806	4.8%
Total held to maturity securities	$1,606	6.3%	$16,626	5.8%	$29,566	4.7%	$34,704	4.3%	$82,502	4.8%
Total	$16,639	1.6%	$146,479	1.9%	$59,259	3.2%	$189,179	2.3%	$411,556	2.2%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 35%.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2017, 118 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.5% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.9% (or $73,000) of its amortized cost. The largest unrealized dollar loss of any single security was $185,000 (or 3.7%) of its amortized cost.

As of December 31, 2016, 132 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.7% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.2% (or $51,000) of its amortized cost. The largest unrealized dollar loss of any single security was $189,000 (or 3.8%) of its amortized cost.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single-family and multi-family residential loans, commercial & industrial (“C&I), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following summary shows the composition of the loan portfolio at the dates indicated:

	December 31,
	2017	% of Total	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$298,851	22%	$305,404	23%	$338,576	29%	$322,780	30%	$314,551	33%
Mortgages - adjustable rate	239,027	18%	228,028	17%	206,835	17%	183,796	17%	143,159	15%
Deferred costs net of unearned fees	1,042	0%	972	0%	834	0%	640	0%	466	0%
Total residential mortgages	538,920	40%	534,404	40%	546,245	46%	507,216	47%	458,176	48%
Commercial mortgage
Mortgages - nonowner occupied	562,203	41%	513,578	39%	422,923	35%	370,871	35%	304,509	33%
Mortgages - owner occupied	35,343	3%	43,932	3%	43,265	4%	46,954	4%	44,999	5%
Construction	35,904	3%	58,406	4%	44,624	4%	23,879	2%	13,584	1%
Deferred costs net of unearned fees	199	0%	224	0%	259	0%	138	0%	202	0%
Total commercial mortgages	633,649	47%	616,140	46%	511,071	43%	441,842	41%	363,294	39%
Home equity
Home equity - lines of credit	70,326	5%	70,883	6%	59,676	5%	53,492	5%	43,521	5%
Home equity - term loans	3,863	0%	3,925	0%	3,630	0%	2,934	0%	2,985	0%
Deferred costs net of unearned fees	255	0%	243	0%	216	0%	153	0%	129	0%
Total home equity	74,444	5%	75,051	6%	63,522	5%	56,579	5%	46,635	5%
Commercial & industrial
Commercial & industrial	65,305	5%	59,638	5%	42,209	4%	49,263	5%	50,513	5%
Deferred costs net of unearned fees	(10)	0%	68	0%	175	0%	229	0%	245	0%
Total commercial & industrial	65,295	5%	59,706	5%	42,384	4%	49,492	5%	50,758	5%
Consumer
Secured	37,272	3%	33,386	3%	27,390	2%	23,749	2%	20,931	3%
Unsecured	1,303	0%	1,451	0%	1,585	0%	1,873	0%	2,643	0%
Deferred costs net of unearned fees	16	0%	16	0%	17	0%	15	0%	14	0%
Total consumer	38,591	3%	34,853	3%	28,992	2%	25,637	2%	23,588	3%
Total loans	$1,350,899	100%	$1,320,154	100%	$1,192,214	100%	$1,080,766	100%	$942,451	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $538.9 million at December 31, 2017, an increase of $4.5 million, or 0.8%, from December 31, 2016 and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 40% of total loans at December 31, 2017 and December 31, 2016.  The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $424,100 in 2017 from $417,000 in 2016, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low and moderate income borrowers within the Bank’s CRA Assessment Area.

The Company does not offer reverse mortgages, nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. The decision to sell a loan to the secondary market or retain within the portfolio is determined based on a variety of factors including but not limited to the Bank’s asset/liability position, the current interest rate environment, and customer preference.

The Company was servicing mortgage loans sold to others without recourse of approximately $99.8 million at December 31, 2017 and $95.7 million at December 31, 2016.

The average loan balance outstanding in the residential portfolio was $384,000 and the largest individual residential mortgage loan outstanding was $4.2 million as of December 31, 2017. At December 31, 2017, this loan was performing in accordance with its original terms.

The table below presents residential real estate loan origination activity for the periods indicated:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Originations for retention in portfolio	$101,307	$78,787	$116,783
Originations for sale to the secondary market	15,663	65,283	23,601
Total	$116,970	$144,070	$140,384

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Loans sold with servicing rights retained	$10,338	$50,022	$24,843
Loans sold with servicing rights released	11,906	8,646	617
Total	$22,244	$58,668	$25,460

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $793,000 and $812,000 at December 31, 2017 and December 31, 2016, respectively.

Commercial Mortgage.  Commercial real estate loans were $633.6 million as of December 31, 2017, an increase of $17.5 million, or 2.8% from $616.1 million at December 31, 2016. The commercial real estate loan portfolio represented 47% and 46% of total loans at December 31, 2017 and December 31, 2016, respectively.

Commercial real estate loans are secured by a variety of property types, with approximately 90.4% of the total at December 31, 2017 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.6 million and the largest individual commercial real estate loan outstanding was $16.8 million as of December 31, 2017. At December 31, 2017, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity.  The home equity portfolio totaled $74.4 million and $75.1 million at December 31, 2017 and December 31, 2016, respectively.  The home equity portfolio represented 5% and 6% of total loans at December 31, 2017 and December 31, 2016, respectively.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential and one-to-four family investment properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term between 15 and 20 years, with draws available for the first ten years. Our 15 year lines of credit are interest only during the first ten years and amortize on a five year basis thereafter. Our 20 year lines of credit are interest only during the first ten years and amortize on a ten year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1 million generally will not exceed combined loan-to-value of 75%. Rates are adjusted monthly based on changes in a designated market index. At December 31, 2017, our largest home equity line of credit was a $2.0 million line of credit and had an outstanding balance of $1.4 million. At December 31, 2017, this line of credit was performing in accordance with its original terms.

We also offer home equity term loans which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed-rate second mortgage loans, which generally have a term between 5 and 20 years.

Commercial and Industrial (C&I).  The commercial and industrial portfolio totaled $65.3 million at December 31, 2017, an increase of $5.6 million, or 9.4%, from $59.7 million at December 31, 2016. C&I loans represented 5% of total loans at December 31, 2017 and December 31, 2016. The average loan balance outstanding in this portfolio was $103,000 and the largest individual commercial and industrial loan outstanding was $6.8 million as of December 31, 2017. At December 31, 2017, this loan was performing in accordance with its original terms.

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

Consumer.  The consumer loan portfolio totaled $38.6 million at December 31, 2017, an increase of $3.7 million, or 10.7%, from $34.9 million at December 31, 2016.   Consumer loans represented 3% of the total loans portfolio at December 31, 2017 and December 31, 2016.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2017. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$1,042	$6,340	$531,538	$538,920
Commercial mortgage	6,804	146,198	480,647	633,649
Home equity	255	1,555	72,634	74,444
Commercial & Industrial	24,467	21,560	19,268	65,295
Consumer	38,521	70	—	38,591
Total	$71,089	$175,723	$1,104,087	$1,350,899

The following table summarizes the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest and their contractual terms to maturity at December 31, 2017. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2017
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$8,763	$122,398	$516,502	$647,663
Floating or adjustable interest rates	62,326	53,325	587,585	703,236
Total	$71,089	$175,723	$1,104,087	$1,350,899

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Nonaccruals	$1,148	$1,023	$1,481	$1,620	$1,582
Loans past due > 90 days, but still accruing	—	232	—	9	121
Troubled debt restructurings	150	421	—	—	—
Total nonperforming loans	$1,298	$1,676	$1,481	$1,629	$1,703
Accruing troubled debt restructured loans	$29	$—	$—	$—	$—
Nonperforming loans as a percentage of gross loans	0.10%	0.13%	0.12%	0.15%	0.18%
Nonperforming loans as a percentage of total assets	0.07%	0.09%	0.09%	0.10%	0.11%

At December 31, 2017, 2016, and 2015, impaired loans had specific reserves of $93,000, $190,000, and $174,000, respectively.  There were no specific reserves for impaired loans as of December 31, 2014, and 2013.

Nonaccrual Loans.  Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and commercial real estate loan portfolios. This independent review was performed in each of the past five years. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are classified as impaired loans. The Company identifies loss allocations for impaired loans on an individual loan basis.

Nonperforming loans decreased during 2017 from 2016 primarily as a result of lower TDRs at December 31, 2017, as compared to December 31, 2016. Nonperforming loans increased during 2016 from 2015 primarily as a result of increases in troubled debt restructurings.  Nonaccrual loans decreased during 2016, primarily as a result of a decrease in nonperforming commercial mortgage and commercial & industrial loans.

The Company continues to monitor closely the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2017 and December 31, 2016, although such values may fluctuate with changes in the economy and the real estate market.

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

1.

specific allowances established for impaired loans, as defined by GAAP. The amount of impairment provided for as a specific allowance is measured based on the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent, and the carrying value of the loan; and

2.

general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into homogenous pools by similar risk characteristics, primarily by loan type and regulatory classification. We apply an estimated incurred loss rate to each loan group. The loss rates applied are based upon our historical loss experience over a designated look back period adjusted, as appropriate, for the quantitative, qualitative, and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to historical loss experience are based on our evaluation of several quantitative, qualitative, and environmental factors, including:

•

the loss emergence period which represents the average amount of time between when loss events occur for specific loan types and when such problem loans are identified and the related loss amounts are confirmed through charge-offs;

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

We evaluate the allowance for loan losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for loan losses methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.  Periodically, management conducts an analysis to estimate the loss emergence period for various loan categories based on samples of historical charge-offs. Model output by loan category is reviewed to evaluate the reasonableness of the reserve levels in comparison to the estimated loss emergence period applied to historical loss experience.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,350,899	$1,320,154	$1,192,214	$1,080,766	$942,451
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,333,341	$1,262,497	$1,144,965	$993,162	$836,427
Balance of allowance for loan losses at the beginning of year	$15,261	$15,191	$14,269	$12,708	$10,948
Loans charged-off:
Commercial and industrial	(284)	(71)	(124)	(20)	(25)
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	(37)	(13)	—
Home Equity	—	—	(1)	—	(15)
Consumer	(39)	(33)	(16)	(12)	(21)
Total loans charged-off	$(323)	$(104)	$(178)	$(45)	$(61)
Recovery of loans previously charged-off:
Commercial and industrial	13	14	4	2	237
Commercial mortgage	—	7	8	9	8
Residential mortgage	—	13	—	—	59
Home Equity	—	1	—	—	—
Consumer	7	7	13	45	17
Total recoveries of loans previously charged-off:	20	42	25	56	321
Net loan (charge-offs) recoveries	$(303)	$(62)	$(153)	$11	$260
Provision charged to operating expense	362	132	1,075	1,550	1,500
Balance at end of period	$15,320	$15,261	$15,191	$14,269	$12,708
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.02)%	(0.00)%	(0.01)%	0.00%	0.03%
Ratio of allowance for loan losses to loans outstanding	1.13%	1.16%	1.27%	1.32%	1.35%

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

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. The Company also borrows from the FHLB of Boston to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits.  The Company accepts deposits primarily from customers in the communities in which our branches and offices are located, as well as from small- and medium-sized businesses and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations, and client service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and our deposit growth goals. The Bank may also access the brokered deposit market for funding.

At December 31, 2017, we had a total of $107.2 million in certificates of deposit, excluding brokered deposits, of which $65.2 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe the Bank will retain a large portion of these accounts upon maturity. The Bank had total brokered deposits of $52.7 million, $56.3 million and $56.3 million at December 31, 2017, 2016, and 2015, respectively.

The following table set forth the average balances of the Bank’s deposits for the periods indicated:

	December 31,
	2017			2016			2015
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$470,871	28.2%	—	$454,977	28.2%	—	$421,886	29.5%	—
Interest bearing checking	394,132	23.6%	0.05%	365,946	22.7%	0.02%	326,454	22.8%	0.03%
Money Market	68,891	4.1%	0.15%	79,409	4.9%	0.15%	82,365	5.8%	0.20%
Savings	571,659	34.2%	0.35%	538,297	33.3%	0.23%	449,497	31.4%	0.32%
Retail certificates of deposit under $100,000	40,447	2.4%	0.49%	44,394	2.7%	0.51%	48,097	3.4%	0.54%
Retail certificates of deposit of $100,000 or greater	71,030	4.2%	0.64%	75,861	4.7%	0.63%	77,468	5.4%	0.61%
Wholesale certificates of deposit	54,933	3.3%	1.56%	56,295	3.5%	1.38%	24,449	1.7%	1.38%
Total	$1,671,963	100%	0.23%	$1,615,179	100%	0.18%	$1,430,216	100%	0.19%

Certificates of deposit of $100,000 or greater by maturity are as follows:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Less than 3 months remaining	$22,995	$20,363	$26,050
3 to 5 months remaining	10,535	9,751	9,362
6 to 11 months remaining	6,361	8,583	10,698
12 months or more remaining	29,202	33,658	29,748
Total	$69,093	$72,355	$75,858

Retail certificates of deposit of $100,000 or greater totaled $69.1 million, $74.2 million and $72.4 million at December 31, 2017, 2016 and 2015, respectively.  Interest expense on retail certificates of deposit of $100,000 or greater was $446,000, $475,000 and $482,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$75,284	$84,971	$100,302
1.00% to 1.99%	84,546	86,191	78,088
Total	$159,830	$171,162	$178,390

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $3.6 million at December 31, 2017, a decrease of $167,000 compared to $3.7 million at December 31, 2016. The Bank’s remaining borrowing capacity at the FHLB of Boston at December 31, 2017 was approximately $302.1 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. See Note 11, “Borrowings,” for a schedule, including related interest rates and other information.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,318,284	$51,238	3.89%	$1,249,205	$48,353	3.87%	$1,137,992	$45,149	3.97%
Tax-exempt	15,057	764	5.07	15,973	638	3.99	7,990	322	4.03
Securities available for sale (3)
Taxable	248,787	4,011	1.61	334,292	5,184	1.55	343,589	5,841	1.70
Securities held to maturity
Taxable	111,452	2,310	2.07	979	46	4.70	1,754	80	4.56
Tax-exempt	81,528	4,000	4.91	82,797	4,211	5.09	79,238	4,256	5.37
Cash and due from banks	41,888	291	0.69	35,895	114	0.32	26,062	37	0.14
Total interest-earning assets (4)	1,816,996	62,614	3.45%	1,719,141	58,546	3.41%	1,596,625	55,685	3.49%
Non interest-earning assets	73,532			73,559			71,490
Allowance for loan losses	(15,392)			(15,371)			(14,910)
Total assets	$1,875,136			$1,777,329			$1,653,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$394,132	$131	0.03%	$365,946	$82	0.02%	$326,454	$106	0.03%
Savings accounts	571,659	1,457	0.25	538,297	1,567	0.29	449,497	1,118	0.25
Money market accounts	68,891	103	0.15	79,409	131	0.16	82,365	164	0.20
Certificates of deposit	166,410	1,434	0.86	176,550	1,480	0.84	150,014	1,071	0.71
Total interest-bearing deposits	1,201,092	3,125	0.26%	1,160,202	3,260	0.28%	1,008,330	2,459	0.24%
Other borrowed funds	36,074	462	1.28	7,489	95	1.27	82,557	235	0.28
Total interest-bearing liabilities	1,237,166	3,587	0.29%	1,167,691	3,355	0.29%	1,090,887	2,694	0.25%
Non-interest-bearing liabilities
Demand deposits	470,871			454,977			421,886
Other liabilities	25,611			22,394			18,828
Total liabilities	1,733,648			1,645,062			1,531,601
Shareholders’ equity	141,488			132,267			121,604
Total liabilities & shareholders’ equity	$1,875,136			$1,777,329			$1,653,205
Net interest income on a fully taxable equivalent basis		59,027			55,191			52,991
Less taxable equivalent adjustment		(1,668)			(1,697)			(1,603)
Net interest income		$57,359			$53,494			$51,388
Net interest spread (5)			3.16%			3.12%			3.24%
Net interest margin (6)			3.25%			3.21%			3.32%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 35%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate), (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance), and (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	Years Ended December 31, 2017			Years Ended December 31, 2016
	Compared with			Compared with
	Years Ended December 31, 2016			Years Ended December 31, 2015
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$2,684	$201	$2,885	$4,326	$(1,122)	$3,204
Tax-exempt	(38)	164	126	319	(3)	316
Securities available for sale
Taxable	(1,371)	198	(1,173)	(155)	(502)	(657)
Securities held to maturity
Taxable	2,304	(40)	2,264	(36)	2	(34)
Tax-exempt	(64)	(147)	(211)	187	(232)	(45)
Cash and due from banks	22	155	177	18	59	77
Total interest income	$3,537	$531	$4,068	$4,659	$(1,798)	$2,861
Interest expense
Deposits
Checking accounts	7	42	49	12	(36)	(24)
Savings accounts	93	(203)	(110)	241	208	449
Money market accounts	(16)	(12)	(28)	(6)	(27)	(33)
Certificates of deposit	(87)	41	(46)	206	203	409
Total interest-bearing deposits	(3)	(132)	(135)	453	348	801
Other borrowed funds	366	1	367	(368)	228	(140)
Total interest expense	$363	$(131)	$232	$85	$576	$661
Change in net interest income	$3,174	$662	$3,836	$4,574	$(2,374)	$2,200

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Company’s board of directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources including borrowings with the FHLB of Boston, the Federal Reserve Bank of Boston’s discount window, and certificates of deposit from institutional brokers.

The Company uses several tools to manage its interest rate risk including interest rate sensitivity analysis, or gap analysis, market value of portfolio equity analysis, interest rate simulations under various rate scenarios, and net interest margin reports. The results of these reports are compared to limits established by the Company’s ALCO policies and appropriate adjustments are made if the results are outside the established limits.

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

As of December 31, 2017:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	2.6
+300	2.1
+200	1.6
+100	0.9
–100	(8.3)

As of December 31, 2016:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	1.0
+300	1.1
+200	1.2
+100	0.7
–100	(6.8)

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of December 31, 2017 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 12.2% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 22.8% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Liquidity.  Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand and specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers, as well as increase to earnings enhancement opportunities in a changing marketplace.

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

The sources of funds for dividends paid by the Company are dividends received from the Bank and liquid funds held by the Company. The Company and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans and advances from the Bank to the Company. Generally, the Bank has the ability to pay dividends to the Company subject to minimum regulatory capital requirements.

Quarterly, the ALCO reviews the Company’s liquidity needs and reports any findings (if required) to the Board of Directors.

Capital Adequacy.  Total shareholders’ equity was $148.0 million at December 31, 2017, compared to $134.7 million at December 31, 2016. The Company’s equity increased primarily as a result of net income of $14.8 million, an additional $4.0 million in other comprehensive income associated with the Company’s defined benefit pension plan, an increase of $2.4 million in additional paid-in capital related to stock-based compensation, partially offset by regular dividend payments of $7.6 million for the year.

The ratio of average total equity to average total assets amounted to 7.55% at December 31, 2017.  This compares to a ratio of 7.44% at December 31, 2016.  Book value per share at December 31, 2017 and 2016 amounted to $36.24 and $33.36, respectively.

The Company and the Bank are subject to various regulatory capital requirements.  As of December 31, 2017, the Company and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 17 to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments by maturity at December 31, 2017:

	Payments Due — By Period as of December 31, 2017
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
FHLBB advances	$3,579	$170	$3,409	$—	$—
Retirement benefit obligations	25,580	2,120	4,475	4,924	14,061
Lease obligations	31,370	4,164	7,301	5,204	14,701
Certificates of deposit	159,830	90,368	52,956	16,506	—
Total contractual cash obligations	$220,359	$96,822	$68,141	$26,634	$28,762

	Amounts of Commitments Expiring — By Period as of December 31, 2017
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$304,298	$141,575	$46,257	$23,171	$93,295
Standby letters of credit	8,322	7,935	—	387	—
Originations of new loans	45,061	45,061	—	—	—
Total commitments	$357,681	$194,571	$46,257	$23,558	$93,295

On October 23, 2017, the Company announced its decision to freeze the accrual of benefits within the Pension Plan, effective December 31, 2017.  Further discussion regarding commitments and contingencies can be found in Note 16 to the Consolidated Financial Statements.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit, and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-Balance-Sheet Arrangements.  Our significant off-balance-sheet arrangements consist of the following:

•	Commitments to originate and sell loans
•	Standby and commercial letters of credit
•	Unused lines of credit
•	Unadvanced portions of construction loans
•	Unadvanced portions of other loans
•	Loan related derivatives
•	Risk participation agreements

Off-balance-sheet arrangements are more fully discussed in Note 15 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Item 7 of this report under “Market Risk and Asset Liability Management.”

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cambridge Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Boston, Massachusetts

March 21, 2018

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$103,591	$54,050
Investment securities
Available for sale, at fair value (amortized cost $208,911 and $329,726, respectively)	205,017	325,641
Held to maturity, at amortized cost (fair value $233,554 and $83,755, respectively)	232,188	82,502
Total investment securities	437,205	408,143
Loans held for sale, at lower of cost or fair value	—	6,506
Loans
Residential mortgage	538,920	534,404
Commercial mortgage	633,649	616,140
Home equity	74,444	75,051
Commercial & Industrial	65,295	59,706
Consumer	38,591	34,853
Total loans	1,350,899	1,320,154
Less: allowance for loan losses	(15,320)	(15,261)
Net loans	1,335,579	1,304,893
Stock in FHLB of Boston, at cost	4,242	4,098
Bank owned life insurance	31,083	30,499
Banking premises and equipment, net	9,310	10,451
Deferred income taxes, net	8,273	13,693
Accrued interest receivable	5,128	4,627
Other assets	15,523	12,039
Total assets	$1,949,934	$1,848,999
Liabilities
Deposits
Demand	$493,613	$472,923
Interest bearing checking	462,957	430,706
Money market	69,259	72,057
Savings	589,741	539,190
Certificates of deposit	159,830	171,162
Total deposits	1,775,400	1,686,038
Short-term borrowings	—	—
Long-term borrowings	3,579	3,746
Other liabilities	22,998	24,544
Total liabilities	1,801,977	1,714,328
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,082,188 shares and 4,036,879 shares, respectively	4,082	4,037
Additional paid-in capital	35,663	33,253
Retained earnings	114,093	107,262
Accumulated other comprehensive loss	(5,881)	(9,881)
Total shareholders’ equity	147,957	134,671
Total liabilities and shareholders’ equity	$1,949,934	$1,848,999

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$51,238	$48,353	$45,149
Interest on tax-exempt loans	496	415	209
Interest on taxable investment securities	6,321	5,230	5,921
Interest on tax-exempt investment securities	2,600	2,737	2,766
Dividends on FHLB of Boston stock	245	179	259
Interest on overnight investments	291	114	37
Total interest and dividend income	61,191	57,028	54,341
Interest expense
Interest on deposits	3,125	3,260	2,459
Interest on borrowed funds	462	95	235
Total interest expense	3,587	3,355	2,694
Net interest and dividend income	57,604	53,673	51,647
Provision for loan losses	362	132	1,075
Net interest and dividend income after provision for loan losses	57,242	53,541	50,572
Noninterest income
Wealth management revenue	23,029	20,389	19,242
Deposit account fees	3,142	2,922	2,324
ATM/Debit card income	1,182	1,140	1,192
Bank owned life insurance income	584	612	667
(Loss) gain on disposition of investment securities	(3)	438	690
Gain on loans held for sale	355	916	609
Loan related derivative income	780	1,323	260
Other income	1,155	921	881
Total noninterest income	30,224	28,661	25,865
Noninterest expense
Salaries and employee benefits	36,707	34,529	30,838
Occupancy and equipment	9,114	9,331	9,024
Data processing	4,956	5,024	4,807
Professional services	3,374	2,394	2,260
Marketing	1,620	1,706	2,380
FDIC Insurance	629	834	854
Other expenses	2,892	2,932	3,029
Total noninterest expense	59,292	56,750	53,192
Income before income taxes	28,174	25,452	23,245
Income tax expense	13,358	8,556	7,551
Net income	$14,816	$16,896	$15,694
Share data
Weighted average number of shares outstanding, basic	4,030,530	3,990,343	3,938,117
Weighted average number of shares outstanding, diluted	4,065,754	4,028,944	3,993,599
Basic earnings per share	$3.64	$4.19	$3.94
Diluted earnings per share	$3.61	$4.15	$3.93

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net income	$14,816	$16,896	$15,694
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	128	(735)	(980)
Less: reclassification adjustment for losses/(gains) included in net income	1	(281)	(443)
Total unrealized gains/(losses) on securities	129	(1,016)	(1,423)
Defined benefit retirement plans
Change in retirement liabilities	3,871	(437)	40
Other comprehensive income/(loss)	4,000	(1,453)	(1,383)
Comprehensive income	$18,816	$15,443	$14,311

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2014	$3,941	$28,264	$91,098	$(7,045)	$116,258
Net income	—	—	15,694	—	15,694
Other comprehensive loss	—	—	—	(1,383)	(1,383)
Share based compensation	22	476	—	—	498
Exercise of stock options	36	1,080	—	—	1,116
Shares issued to ESOP and Directors	15	710	—	—	725
Dividends declared ($1.80 per share)	—	—	(7,178)	—	(7,178)
Shares repurchased	(14)	(103)	(550)	—	(667)
Balance at December 31, 2015	$4,000	$30,427	$99,064	$(8,428)	$125,063

Net income	—	—	16,896	—	16,896
Other comprehensive loss	—	—	—	(1,453)	(1,453)
Share based compensation	12	956	—	—	968
Exercise of stock options	41	1,367	—	—	1,408
Shares issued to ESOP and Directors	16	761	—	—	777
Dividends declared ($1.84 per share)	—	—	(7,428)	—	(7,428)
Shares repurchased	(32)	(258)	(1,270)	—	(1,560)
Balance at December 31, 2016	$4,037	$33,253	$107,262	$(9,881)	$134,671

Net income	—	—	14,816	—	14,816
Other comprehensive income	—	—	—	4,000	4,000
Share based compensation	15	985	—	—	1,000
Exercise of stock options	25	740	—	—	765
Shares issued to ESOP and Directors	12	745	—	—	757
Dividends declared ($1.86 per share)	—	—	(7,582)	—	(7,582)
Shares repurchased	(7)	(60)	(403)	—	(470)
Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,816	$16,896	$15,694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	362	132	1,075
Amortization of deferred charges and fees, net	972	1,655	1,027
Depreciation and amortization	1,948	2,107	1,935
Bank owned life insurance income	(584)	(612)	(667)
Loss/(gain) on disposition of investment securities	3	(438)	(690)
Compensation expense from stock option and restricted stock grants	1,000	968	498
Change in accrued interest receivable	(501)	(405)	(297)
Deferred income tax expense (benefit)	2,687	(828)	(762)
Change in other assets, net	(751)	(2,552)	(1,024)
Change in other liabilities, net	2,264	4,748	2,918
Change in loans held for sale	6,506	(6,506)	284
Other, net	(7)	43	25
Net cash provided by operating activities	28,715	15,208	20,016
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(354,657)	(275,866)	(260,020)
Proceeds from principal payments of loans	323,632	147,282	148,049
Proceeds from calls/maturities of securities available for sale	47,955	156,272	168,787
Proceeds from sales of securities available for sale and held to maturity	77,369	18,070	47,625
Purchase of securities available for sale	(5,091)	(154,719)	(225,912)
Proceeds from calls/maturities of securities held to maturity	34,488	11,450	6,206
Purchase of securities held to maturity	(184,505)	(11,238)	(9,691)
(Purchase) sale of FHLB of Boston stock	(144)	2,367	1,490
Purchase of banking premises and equipment	(807)	(1,187)	(4,939)
Net cash used by investing activities	(61,760)	(107,569)	(128,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	100,694	136,042	131,193
Change in certificates of deposit	(11,411)	(7,309)	55,495
Change in short-term borrowings	—	—	(69,000)
Proceeds from long-term borrowings	—	—	3,950
Repayment of long-term borrowings	(167)	(164)	(40)
Cash dividends paid on common stock	(7,582)	(7,428)	(7,178)
Repurchase of common stock	(470)	(1,560)	(667)
Proceeds from issuance of common stock	1,522	2,185	1,841
Net cash provided by financing activities	82,586	121,766	115,594
Net decrease in cash and cash equivalents	49,541	29,405	7,205
Cash and cash equivalents at beginning of period	54,050	24,645	17,440
Cash and cash equivalents at end of period	$103,591	$54,050	$24,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,579	$3,371	$2,644
Income taxes	$10,100	$9,205	$8,220

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

1.	THE BUSINESS

The accompanying consolidated financial statements include the accounts of Cambridge Bancorp (the “Company”) and its wholly owned subsidiary, Cambridge Trust Company (the “Bank”), and the Bank’s subsidiaries, Cambridge Trust Company of New Hampshire, Inc., CTC Security Corporation, and CTC Security Corporation III. References to the Company herein relate to the consolidated group of companies. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

The Company is a state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts, that was incorporated in 1983. The Company is the sole shareholder of the Bank, a Massachusetts trust company chartered in 1890 which is a commercial bank. We are a private bank offering a full range of private banking and wealth management services to our clients. The Private Banking business, the Company’s only reportable operating segment, is managed as a single strategic unit.

As a Private Bank, the Company focuses on four core services that center around client needs. The core services include Wealth Management, Commercial Banking, Residential Lending and Personal Banking. The Bank offers a full range of commercial and consumer banking services through its network of 11  full-service banking offices in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly-owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC Regulations.

Trust and investment management services are offered through the Bank’s full-service branches in Massachusetts, a wealth management office located in Boston, and three wealth management offices located in New Hampshire in Concord, Manchester, and Portsmouth. The Bank also utilizes its non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., in providing wealth management services in New Hampshire. The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the accompanying consolidated balance sheets. Total assets managed on behalf of wealth management clients were approximately $3.0 billion and $2.6 billion at December 31, 2017 and 2016, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Reclassifications

Certain amounts in the prior year’s financial statements may have been reclassified to conform with the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks and overnight investments.

Investment Securities

Investment securities are classified as either ‘held to maturity’ or ‘available for sale’ in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 320, “Investments – Debt and Equity Securities.” Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for the amortization of premiums and the accretion of discounts, using the effective-yield method or straight line. U.S. Government Sponsored Enterprises (“GSE”) and U.S. Government Agency obligations represent debt securities issued by the Federal Farm Credit Bank, the Federal Home Loan Banks (“FHLB”), the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”). Mortgage-backed securities represent Pass-Through Certificates and Collateralized Mortgage Obligations either issued by, or collateralized by securities issued by GNMA, FNMA, or FHLMC. Mortgage-backed securities are adjusted for amortization of premiums and accretion of discounts, using the effective-yield method over the estimated average lives of the investments.

Debt and equity securities not classified as held to maturity are classified as available for sale and carried at fair value with unrealized after-tax gains and losses reported net as a separate component of shareholders’ equity. The Company classifies its securities based on its intention at the time of purchase.

Declines in the fair value of investment securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.

Loans and the Allowance for Loan Losses

Loans are reported at the amount of their outstanding principal, including deferred loan origination fees and costs, reduced by unearned discounts, and the allowance for loan losses. Loan origination fees, net of related direct incremental loan origination costs, are deferred and amortized as an adjustment to yield over the life of the related loans. Unearned discount is recognized as an adjustment to the loan yield, using the interest method over the contractual life of the related loan. When a loan is paid off, the unamortized portion of net fees or unearned discount is recognized as interest income.

Loans are considered delinquent when a payment of principal and/or interest becomes past due 30 days following its scheduled payment due date.

Loans on which the accrual of interest has been discontinued are designated non-accrual loans. Accrual of interest income is discontinued when concern exists as to the collectability of principal or interest or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from non-accrual when they become less than 90 days past due and when concern no longer exists as to the collectability of principal or interest. Interest collected on non-accruing loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Under certain circumstances, the Company may restructure the terms of a loan as a concession to a borrower. These restructured loans are generally also considered impaired loans. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

The provision for loan losses and the level of the allowance for loan losses reflects management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a systematic process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, an estimate is made by management of the allowance needed for each of the following segments of the loan portfolio: (a) residential mortgage loans, (b) commercial mortgage loans, (c) home equity loans, (d) commercial & industrial loans, and (e) consumer loans. Portfolio segments are further disaggregated into classes of loans. The establishment of the allowance for each portfolio segment is based on a process that evaluates the risk characteristics relevant to each portfolio segment and takes into consideration multiple internal and external factors. Internal factors include, but are not limited to, (a) historic levels and trends in charge-offs, delinquencies, risk ratings, and foreclosures, (b) level and changes in industry, geographic, and credit concentrations, (c) underwriting policies and adherence to such policies, (d) the growth and vintage of the portfolios, and (e) the experience of, and any changes in, lending and credit personnel. External factors include, but are not limited to, (a) conditions and trends in the local and national economy and (b) levels and trends in national delinquent and non-performing loans.

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

Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgage and home equity loans – The Bank generally does not originate loans in these segments with a loan-to-value ratio greater than 80%, unless covered by private mortgage insurance, and in all cases not greater than a loan-to-value ratio of 97%. The Bank does not originate subprime loans. Loans in these segments are secured by one-to-four family residential real estate and repayment is primarily dependent on the credit quality of the individual borrower.

Commercial mortgage loans – This includes multi-family properties and construction. The Bank generally does not originate loans in this segment with a loan-to-value ratio greater than 75%. Loans in this segment are secured by owner-occupied and nonowner-occupied commercial real estate and repayment is primarily dependent on the cash flows of the property (if nonowner-occupied) or of the business (if owner-occupied).

Commercial loans – Loans in this segment are made to businesses and are generally secured by equipment, accounts receivable, or inventory, as well as the personal guarantees of the principal owners of the business and repayment is primarily dependent on the cash flows generated by the business.

Consumer loans – Loans in this segment are made to individuals and can be secured or unsecured. Repayment is primarily dependent on the credit quality of the individual borrower.

The majority of the Bank’s loans are concentrated in Eastern Massachusetts and therefore the overall health of the local economy, including unemployment rates, vacancy rates, and consumer spending levels, can have a material effect on the credit quality of all of these portfolio segments.

The process to determine the allowance for loan losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolio segments and the effect of relevant internal and external factors.

The provision for loan losses charged to income is based on management’s judgment of the amount necessary to maintain the allowance at a level to provide for probable inherent loan losses. When management believes that the collectability of a loan’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan losses. Recoveries on loans that have been previously charged off are credited to the allowance for loan losses as received. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations through the provision for loan losses in the period in which they become known.

Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale at the time of their origination and are carried at the lower of cost or fair value on an individual loan basis. Changes in fair value relating to loans held for sale below the loans cost basis are charged against gain on loans held for sale. Gains and losses on the actual sale of the residential loans are recorded in earnings as net gains (losses) on loans held for sale on the consolidated statements of income.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain active and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Since the Bank is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. The Bank reviews the financial strength of the insurance carriers prior to the purchase of BOLI and at least annually thereafter.

Banking Premises and Equipment

Land is stated at cost. Buildings, leasehold improvements, and equipment are stated at cost, less accumulated depreciation and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. The cost of ordinary maintenance and repairs is charged to expense when incurred.

Marketing Expense

Advertising costs are expensed as incurred.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties formerly pledged as collateral to loans, which have been acquired by the Bank through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing rights retained. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, in the Commonwealth of Massachusetts and the state of New Hampshire, and other states as required.  For the year 2017, the Company will file taxes in Massachusetts and New Hampshire.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized.

Interest and penalties related to unrecognized tax benefits, if incurred, are recognized as a component of income tax expense.

The Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017. Effective in 2018, the change in tax law will reduce the Company’s statutory federal tax rate from 35% to 21%. The Company recorded a one-time non-cash write-down of net deferred tax assets of $3.9 million as these deferred tax assets were required to be re-measured using the new lower tax rate in 2017.

Fee Revenue

Wealth management revenues include asset based revenues (trust and investment advisory fees) that are primarily accrued as earned based upon a percentage of asset values under management or administration.  Also included in wealth management revenues are transaction-based revenues (financial planning fees and other service fees), which are recognized as revenue to the extent that services have been completed.  Fee revenue from deposit service charges is generally recognized when earned.

Pension and Retirement Plans

The Company sponsored a defined benefit pension plan (the “Pension Plan”) and a postretirement health care plan covering substantially all employees hired before May 2, 2011. On October 23, 2017, the Company announced its decision to freeze the accrual of benefits for all participants in the Pension Plan, effective as of December 31, 2017.  Total pension obligations at year end includes a curtailment gain of $7.4 million due to the pension plan freeze. Benefits for the pension plan were based primarily on years of service and the employee’s average monthly pay during the five highest consecutive plan years of the employee’s final ten years. Benefits for the postretirement health care plan were based on years of service. Expense for both of these plans is recognized over the employee’s service life utilizing the projected unit credit actuarial cost method. Contributions are periodically made to the pension plan to comply with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), funding standards, and the Internal Revenue Code of 1986, as amended.

The Company also sponsors non-qualified retirement programs that provide supplemental retirement benefits to certain current and former executives. Prior to 2016, the Company provided individual non-qualified defined benefit supplemental executive retirement plans (“DB SERPs”) to certain executives.  The DB SERPs generally provide for an annual benefit payable in equal monthly installments following the executive’s retirement and continuing for at least the remainder of his or her lifetime, with such annual benefit generally based on the executive’s years of service and his or her highest three consecutive years of base salary and bonus. In 2016, the Company’s Board discontinued the use of DB SERPs for new entrants to the Company’s non-qualified retirement programs. Instead, new entrants are provided with individual non-qualified defined contribution supplemental executive retirement plans (“DC SERPs”). Under the DC SERPs, the Company contributes an amount equal to 10% of the executive’s base salary and bonus to his or her account under the Company’s non-qualified deferred compensation plan, the Executive Deferred Compensation Plan.  Expense for the DB SERPs is recognized over the executive’s service life utilizing the projected unit credit actuarial cost method. Expense for the DC SERPs is recognized as incurred.

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matched employee contributions up to 100% of the first 3% of each participant’s salary. Each year, the Company may also make a discretionary contribution to the PSP. Employees were eligible to participate in the 401(k) feature of the PSP on the first business day of the quarter following their initial date of service and attainment of age 21. Employees were eligible to participate in discretionary contribution feature of the PSP on January 1 and July 1 of each year provided they have attained the age of 21 and the completion of 12 months of service consisting of at least 1,000 hours.

Share-Based Compensation

Share-based compensation plans provide for awards of stock options and other equity incentives, including nonvested share awards and nonvested performance share units.

Compensation expense for awards is recognized over the service period based on the fair value at the date of grant. Awards of nonvested share units and nonvested performance share units are valued at the fair market value of the Company’s common stock as of the award date. Nonvested performance share unit compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. If the goals are not met, vesting does not occur and no compensation cost will be recognized and any recognized compensation costs will be reversed. Stock-based awards that do not require future service are expensed immediately. The Company estimates expected forfeitures in determining compensation expense.

Derivative Instruments and Hedging Activities

Derivative instruments related to commercial loan swaps, mirror swaps with counterparties, and risk participation agreements are considered “derivatives.”

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of such derivatives depends on the intended use of the derivative and resulting designation.

For derivatives designated as fair value hedges, changes in the fair value of such derivatives are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, represents hedge ineffectiveness and is reflected in earnings.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.

For derivatives not designated as hedges, changes in fair value of the derivative instruments are recognized in earnings, in noninterest income.

The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged. Changes in fair value of such derivatives including accrued net settlements that do not qualify for hedge accounting are reported in noninterest income.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures the fair values of its financial instruments in accordance with accounting guidance that requires an entity to base fair value on exit price and maximize the use of observable inputs and minimize the use of unobservable inputs to determine the exit price.

ASC 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires fair value measurements to be disclosed by level within the hierarchy. The three broad levels defined by the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level 1 are highly liquid cash instruments with quoted prices such as government or agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and over-the-counter derivatives.

Level 3 – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured over-the-counter derivative contracts.

Earnings per Common Share

Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our outstanding non-vested stock awards are participating securities.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 21 - Earnings Per Share.

Subsequent Events

Management has reviewed events occurring through March 21, 2018, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). On February 14, 2018, the Financial Accounting Standards Board (the “FASB”) issued amended guidance to address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act. The ASU requires the following:

•	A description of the accounting policy for releasing income tax effects from AOCI,
•	Whether we elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, and
•	Information about the other income tax effects that are reclassified.

The amendments in this ASU affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company adopted this standard effective January 1, 2018. The adoption of this guidance will not have a material impact on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standard Update No. 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). On August 28, 2017, the FASB issued a new standard that allows companies to better align their hedge accounting and risk management activities. The new standard will also reduce the cost and complexity of applying hedge accounting. The standard requires companies to change the recognition and presentation of the effects of hedge accounting by:

•	Eliminating the requirement to separately measure and report hedge ineffectiveness; and
•	Requiring companies to present all of the elements of hedge accounting that affect earnings in the same income statement line as the hedged item.

The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted today and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The new accounting standard is effective on January 1, 2019 for the Company, and early adoption is permitted.

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

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows. We are currently developing an implementation plan which will include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs to implement this standard. We are also currently evaluating selected third-party vendor solutions to assist us in implementing the requirements of ASU 2016-13.

Accounting Standards Update No. 2016-09 - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). On March 30, 2016, the FASB issued ASU 2016-09 as part of the initiative to reduce the complexity in accounting standards. The updated guidance addresses several areas for simplification, including accounting for employee share-based payment transactions and the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance on January 1, 2017 using the prospective method and recorded a tax benefit of $221,000 for the year ended December 31, 2017.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for the Company for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows. We have created a project team responsible for identifying the population of leases, evaluating the required accounting changes, and developing the processes and procedures needed to implement ASU 2016-02.

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

Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”). On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance supersedes current U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the current revenue standards. The new guidance does not apply to revenue associated with financial instruments that are accounted for under other accounting standards. Accordingly, the new revenue recognition guidance does not have an impact on our consolidated results of operations associated with our loan portfolios, investments and derivatives.

We adopted the new standard as of January 1, 2018, the effective date. The Company evaluated the timing and recognition of revenue for its wealth management fees, deposit fees, and other income within noninterest income. We concluded that the adoption of this guidance did not have an impact on our consolidated balance sheets, statements of income, and cash flows. Under the new standard, we will expand our revenue disclosures in the first quarter of 2018.

4.	CASH AND DUE FROM BANKS

At December 31, 2017 and December 31, 2016, cash and due from banks totaled $103.6 million and $54.1 million, respectively. Of this amount, $12.8 million and $11.2 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at December 31, 2017 and 2016, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

5.	INVESTMENT SECURITIES

Investment securities have been classified in the accompanying consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$90,021	$—	$(1,230)	$88,791	$140,026	$23	$(1,340)	$138,709
Mortgage-backed securities	113,184	248	(2,806)	110,626	183,974	479	(3,154)	181,299
Corporate debt securities	5,034	12	(45)	5,001	5,054	13	(38)	5,029
Mutual funds	672	—	(73)	599	672	—	(68)	604
Total available for sale securities	$208,911	$260	$(4,154)	$205,017	$329,726	$515	$(4,600)	$325,641

Held to maturity securities
U.S. GSE obligations	$32,572	$—	$(166)	$32,406	$—	$—	$—	$—
Mortgage-backed securities	117,155	7	(906)	116,256	696	23	—	719
Corporate debt securities	1,998	4	—	2,002	—	—	—	—
Municipal securities	80,463	2,544	(117)	82,890	81,806	1,894	(664)	83,036
Total held to maturity securities	$232,188	$2,555	$(1,189)	$233,554	$82,502	$1,917	$(664)	$83,755
Total	$441,099	$2,815	$(5,343)	$438,571	$412,228	$2,432	$(5,264)	$409,396

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac).

The amortized cost and fair value of debt investments, aggregated by contractual maturity, are shown below. Maturities of mortgage-backed securities do not take into consideration scheduled amortization or prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At December 31, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$14,999	$14,916	$75,022	$73,875	$—	$—	$—	$—	$90,021	$88,791
Mortgage-backed securities	93	94	129	134	26,319	25,800	86,643	84,598	113,184	110,626
Corporate debt securities	—	—	4,034	3,990	1,000	1,011	—	—	5,034	5,001
Total available for sale securities	$15,092	$15,010	$79,185	$77,999	$27,319	$26,811	$86,643	$84,598	$208,239	$204,418

Held to maturity securities
U.S. GSE obligations	$—	$—	$32,572	$32,406	$—	$—	$—	$—	$32,572	$32,406
Mortgage-backed securities	6	6	256	261	25,485	25,271	91,408	90,718	117,155	116,256
Corporate debt securities	—	—	1,998	2,002	—	—	—	—	1,998	2,002
Municipal securities	3,675	3,685	13,320	13,592	34,426	35,785	29,042	29,828	80,463	82,890
Total held to maturity securities	$3,681	$3,691	$48,146	$48,261	$59,911	$61,056	$120,450	$120,546	$232,188	$233,554
Total	$18,773	$18,701	$127,331	$126,260	$87,230	$87,867	$207,093	$205,144	$440,427	$437,972

The following tables show the Company’s securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$4,979	$(21)	$83,812	$(1,209)	$88,791	$(1,230)
Mortgage-backed securities	12,526	(157)	94,663	(2,649)	107,189	(2,806)
Corporate debt securities	—	—	3,990	(45)	3,990	(45)
Mutual funds	—	—	599	(73)	599	(73)
Total available for sale securities	$17,505	$(178)	$183,064	$(3,976)	$200,569	$(4,154)

Held to maturity securities
U.S. GSE obligations	$27,407	$(166)	$—	$—	$27,407	$(166)
Mortgage-backed securities	115,926	(906)	3	—	115,929	(906)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	2,041	(19)	6,459	(98)	8,500	(117)
Total held to maturity securities	$145,374	$(1,091)	$6,462	$(98)	$151,836	$(1,189)
Total temporarily impaired securities	$162,879	$(1,269)	$189,526	$(4,074)	$352,405	$(5,343)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$118,686	$(1,340)	$—	$—	$118,686	$(1,340)
Mortgage-backed securities	149,859	(2,795)	14,422	(359)	164,281	(3,154)
Corporate debt securities	4,016	(38)	—	—	4,016	(38)
Mutual funds	—	—	604	(68)	604	(68)
Total available for sale securities	$272,561	$(4,173)	$15,026	$(427)	$287,587	$(4,600)

Held to maturity securities
Mortgage-backed securities	$1	$—	$3	$—	$4	$—
Municipal securities	18,626	(664)	—	—	18,626	(664)
Total held to maturity securities	$18,627	$(664)	$3	$—	$18,630	$(664)
Total temporarily impaired securities	$291,188	$(4,837)	$15,029	$(427)	$306,217	$(5,264)

Securities are evaluated by management for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2017, 118 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.49% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.90% (or $73,000) of its amortized cost. The largest unrealized dollar loss of any single security was $185,000 (or 3.71%) of its amortized cost.

As of December 31, 2016, 132 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.69% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.16% (or $51,000) of its amortized cost. The largest unrealized dollar loss of any single security was $189,000 (or 3.79%) of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and a) the Company does not intend to sell these securities before recovery, and b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2017 and 2016.

The following table sets forth information regarding sales of investment securities and the resulting gains or losses from such sales:

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Amortized cost of securities sold	$77,372	$17,632	$46,935
Gain/(loss) realized on securities sold	(3)	438	690
Net proceeds from securities sold	$77,369	$18,070	$47,625

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single-family and multi-family residential loans, commercial & industrial (“C&I), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s

CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

Loans outstanding are detailed by category as follows:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$298,851	$305,403
Mortgages - adjustable rate	239,027	228,028
Deferred costs net of unearned fees	1,042	973
Total residential mortgages	538,920	534,404

Commercial mortgage
Mortgages - nonowner occupied	562,203	513,578
Mortgages - owner occupied	35,343	43,932
Construction	35,904	58,406
Deferred costs net of unearned fees	199	224
Total commercial mortgages	633,649	616,140

Home equity
Home equity - lines of credit	70,326	70,883
Home equity - term loans	3,863	3,925
Deferred costs net of unearned fees	255	243
Total home equity	74,444	75,051

Commercial & industrial
Commercial & industrial	65,305	59,638
Deferred costs net of unearned fees	(10)	68
Total commercial & industrial	65,295	59,706

Consumer
Secured	37,272	33,386
Unsecured	1,303	1,451
Deferred costs net of unearned fees	16	16
Total consumer	38,591	34,853
Total loans	$1,350,899	$1,320,154

Directors and officers of the Company and their associates are customers of, and have other transactions with, the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2017 and December 31, 2016, total loans outstanding to such directors and officers were $516,000 and $690,000, respectively. During the year ended December 31, 2017, $124,000 of additions and $298,000 of repayments were made to these loans. There were $355,000 of additions and $406,000 of repayments during the year ended December 31, 2016. At December 31, 2017 and 2016, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$918	$213	$17	$—	$—	$1,148
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	121	—	—	29	—	150
Total	$1,039	$213	$17	$29	$—	$1,298

	December 31, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$998	$—	$—	$24	$1	$1,023
Loans past due >90 days, but still accruing	—	232	—	—	—	232
Troubled debt restructurings	132	—	—	289	—	421
Total	$1,130	$232	$—	$313	$1	$1,676

Troubled Debt Restructurings (“TDRs”)

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are classified as impaired loans. The Company identifies loss allocations for impaired loans on an individual loan basis.

During the year ended December 31, 2017, the Company modified one loan with a pre-modification carrying value (which consists of the unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring) of $65,000 and a post-modification carrying value of $48,000. At December 31, 2017, this loan had a carrying value of $29,000. At December 31, 2017, three loans were determined to be TDRs with a total carrying value of $150,000. Two loans designated as TDRs were charged-off during the fourth quarter of 2017.  There were no TDR defaults during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company modified five loans with a pre-modification carrying value (which consists of the unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring) of $445,000 and a post-modification carrying value of $444,000. At December 31, 2016, these loans had a carrying value of $421,000. There were no TDR defaults during the year ended December 31, 2016.

The allowance for loan losses included specific reserves for these troubled debt restructurings of approximately $0 and $117,000, at December 31, 2017 and 2016, respectively.

As of December 31, 2017, and 2016, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	December 31, 2017
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$537,881	$74,427	$38,591
Non-performing	1,039	17	—
Total	$538,920	$74,444	$38,591

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$629,852	$56,755
7 (Special Mention)		3,584	8,126
8 (Substandard)		213	414
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$633,649	$65,295

	December 31, 2016
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$533,273	$75,051	$34,852
Non-performing	1,131	—	1
Total	$534,404	$75,051	$34,853

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$612,636	$56,310
7 (Special Mention)		2,861	1,431
8 (Substandard)		643	1,965
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$616,140	$59,706

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

Delinquencies

The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loan delinquencies can be attributed to many factors, such as but not limited to a continuing weakness in, or deteriorating, economic conditions in the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers.

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,353	$706	$64	$2,123	$536,797	$538,920
Commercial Mortgages	—	32	—	32	633,617	633,649
Home Equity	1	—	17	18	74,426	74,444
Commercial & Industrial	—	—	—	—	65,295	65,295
Consumer loans	176	—	—	176	38,415	38,591
Total	$1,530	$738	$81	$2,349	$1,348,550	$1,350,899

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$698	$179	$602	$1,479	$532,925	$534,404
Commercial Mortgages	—	250	232	482	615,658	616,140
Home Equity	4	—	—	4	75,047	75,051
Commercial & Industrial	173	—	1	174	59,532	59,706
Consumer loans	6	5	—	11	34,842	34,853
Total	$881	$434	$835	$2,150	$1,318,004	$1,320,154

As of December 31, 2017 and 2016, loans secured by one- to four-family residential property amounting to $64,000 and $0, respectively, were in process of foreclosure.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2017.

Impaired Loans

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.

The following is information pertaining to impaired loans:

	For the Year Ended December 31, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$29	$36	$29	$—	$2
Commercial real estate	213	224	227	—	3
Residential real estate	904	931	1,103	—	—
Home equity	86	91	116	—	—
Total	1,232	1,282	1,475	—	5
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	64	66	64	93	1
Home equity	—	—	—	—	—
Total	64	66	64	93	1
Total:
Commercial and industrial	29	36	29	—	2
Commercial real estate	213	224	227	—	3
Residential real estate	968	997	1,167	93	1
Home equity	86	91	116	—	—
Total	$1,296	$1,348	$1,539	$93	$6

	For the Year Ended December 31, 2016
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Residential real estate	528	542	687	—	—
Home equity	102	105	126	—	1
Total	630	647	813	—	1
With required reserve recorded:
Commercial and industrial	289	297	295	114	2
Commercial real estate	—	—	—	—	—
Residential real estate	499	505	509	76	21
Home equity	—	—	—	—	—
Total	788	802	804	190	23
Total:
Commercial and industrial	289	297	295	114	2
Commercial real estate	—	—	—	—	—
Residential real estate	1,027	1,047	1,196	76	21
Home equity	102	105	126	—	1
Total	$1,418	$1,449	$1,617	$190	$24

	For the Year Ended December 31, 2015
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	543	558	628	—	16
Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Total	543	558	628	—	16
With required reserve recorded:
Commercial and industrial	513	518	514	174	20
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Total	513	518	514	174	20
Total:
Commercial and industrial	513	518	514	174	20
Commercial real estate	543	558	628	—	16
Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Total	$1,056	$1,076	$1,142	$174	$36

Allowance for Loan Losses

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

1.

Specific allowances established for impaired loans, as defined by GAAP. The amount of impairment provided for as a specific allowance is measured based on the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s effective interest rate at the time of impairment or, as a practical expedient, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent, and the carrying value of the loan; and

2.

General allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into homogenous pools by similar risk characteristics, primarily by loan type and regulatory classification. We apply an estimated incurred loss rate to each loan group. The loss rates applied are based upon our historical loss experience over a designated look back period adjusted, as appropriate, for the quantitative, qualitative, and environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

The following tables contain changes in the allowance for loan losses disaggregated by loan type:

	For the Year Ended December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$190	$15,261
Charge-offs	—	—	—	(284)	(39)	—	(323)
Recoveries	—	—	—	13	7	—	20
Provision	149	(162)	(21)	410	83	(97)	362
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320

	For the Year Ended December 31, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unallocated	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2015	$5,244	$8,094	$699	$615	$354	$11	$174	$15,191
Change in methodology	336	(377)	(3)	136	(92)	—	—	—
Charge-offs	—	—	—	(71)	(33)	—	—	(104)
Recoveries	13	7	1	14	7	—	—	42
Provision	(695)	727	(46)	113	28	(11)	16	132
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$—	$190	$15,261

	For the Year Ended December 31, 2015
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unallocated	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2014	$5,174	$7,285	$679	$750	$328	$53	$—	$14,269
Charge-offs	(37)	—	(1)	(124)	(16)	—	—	(178)
Recoveries	—	8	—	4	13	—	—	25
Provision	107	801	21	(15)	29	(42)	174	1,075
Balance at December 31, 2015	$5,244	$8,094	$699	$615	$354	$11	$174	$15,191

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$93	$—	$—	$—	$—	$93
Collectively evaluated for impairment	5,047	8,289	630	946	315	15,227
Total	$5,140	$8,289	$630	$946	$315	$15,320

Loans receivable
Individually evaluated for impairment	$968	$213	$86	$29	$—	$1,296
Collectively evaluated for impairment	537,952	633,436	74,358	65,266	38,591	1,349,603
Total	$538,920	$633,649	$74,444	$65,295	$38,591	$1,350,899

	December 31, 2016
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$69	$—	$7	$114	$—	$190
Collectively evaluated for impairment	4,898	8,452	650	807	264	15,071
Total	$4,967	$8,452	$657	$921	$264	$15,261

Loans receivable
Individually evaluated for impairment	$1,027	$—	$102	$289	$—	$1,418
Collectively evaluated for impairment	533,377	616,140	74,949	59,417	34,853	1,318,736
Total	$534,404	$616,140	$75,051	$59,706	$34,853	$1,320,154

As discussed in Note 2, Summary of Significant Accounting Policies, the provision for loan losses is evaluated on a periodic basis by management in order to determine the adequacy of the allowance for loan losses.

In 2016, the Company updated its methodology for determining its allowance for loan losses to better reflect changes in the risk profile of its loan portfolio including greater disaggregation of environmental factors, an update to assigned risk allocations for qualitative factors, and an update to the historical loss experience look-back period. The updates did not significantly impact the individual loan portfolios or the total allowance.

7.	FEDERAL HOME LOAN BANK OF BOSTON STOCK

As a voluntary member of the FHLB of Boston, the Bank is required to invest in stock of the FHLB of Boston (which is considered a restricted equity security) in an amount based upon its outstanding advances from the FHLB of Boston. At December 31, 2017, and December 31, 2016, the Bank’s investment in FHLB of Boston stock totaled $4.2 million and $4.1 million, respectively. No market exists for shares of this stock. The Bank’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Bank’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2017 and December 31, 2016, no impairment has been recognized.

8.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of property, leasehold improvements, and equipment is presented below:

	December 31,		Estimated
	2017	2016	Useful Lives
	(dollars in thousands)
Land	$1,116	$1,116
Building and leasehold improvements	12,839	12,801	3-30 years
Equipment, including vaults	11,185	10,506	3-20 years
Construction in process	9	25
Subtotal	25,149	24,448
Accumulated depreciation and amortization	(15,839)	(13,997)
Total	$9,310	$10,451

Total depreciation expense for the years ended December 31, 2017, 2016, and 2015 amounted to approximately $1.9 million, $2.1 million and $1.9 million, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. At December 31, 2017 and 2016, the carrying value of goodwill, which is included in other assets, totaled $412,000 and $412,000, respectively. Goodwill is tested for impairment, based on its fair value, at least annually. As of December 31, 2017 and 2016, no goodwill impairment has been recognized.

Mortgage servicing rights.  Certain residential mortgage loans are periodically sold by the Company to the secondary market. Loans held for sale totaled $0 and $6.5 million at December 31, 2017 and December 31, 2016, respectively. Generally, these loans are sold without recourse or other credit enhancements. The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the years ended December 31, 2017, 2016 and 2015 were $11.9 million, $50.0 million and $24.8 million, respectively, with net gains recognized in gain on loans held for sale of $182,000, $998,000 and $622,000, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2014	$332	$—	$332
Mortgage servicing rights capitalized	305	—	305
Amortization charged against servicing income	(138)	—	(138)
Change in impairment reserve	—	(8)	(8)
Balance at December 31, 2015	$499	$(8)	$491

Mortgage servicing rights capitalized	545	—	545
Amortization charged against servicing income	(202)	—	(202)
Change in impairment reserve	—	(22)	(22)
Balance at December 31, 2016	$842	$(30)	$812

Mortgage servicing rights capitalized	132	—	132
Amortization charged against servicing income	(151)	—	(151)
Change in impairment reserve	—	—	—
Balance at December 31, 2017	$823	$(30)	$793

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.0 million as of December 31, 2017 and 2016. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for mortgage servicing rights portfolio was 7.3 years and 8.0 years at December 31, 2017 and December 31, 2016, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Year ended December 31:	Future Amortization Expense
(dollars in thousands)
2018	$103
2019	92
2020	82
2021	72
2022	63
Thereafter	381
Total	$793

10.	DEPOSITS

Deposits are summarized as follows:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Demand deposits (non-interest bearing)	$493,613	$472,923
Interest bearing checking	462,957	430,706
Money market	69,259	72,057
Savings	589,741	539,190
Retail certificates of deposit under $100,000	38,068	42,471
Retail certificates of deposit $100,000 or greater	69,093	72,355
Wholesale certificates of deposit	52,669	56,336
Total deposits	$1,775,400	$1,686,038

Certificates of deposit had the following schedule of maturities:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Less than 3 months remaining	$40,716	$32,268
3 to 5 months remaining	19,107	17,558
6 to 11 months remaining	30,545	36,240
12 to 23 months remaining	42,421	44,467
24 to 47 months remaining	20,017	29,826
48 months or more remaining	7,024	10,803
Total certificates of deposit	$159,830	$171,162

Interest expense on retail certificates of deposit $100,000 or greater was $446,000, $475,000 and $482,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2017 and 2016 was $44.7 million and $46.0 million, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers, and their respective affiliates totaled $3.1 million and $7.2 million as of December 31, 2017 and 2016, respectively.

11.	BORROWINGS

Information relating to short-term borrowings is presented below:

	For the Year Ended December 31,
	2017	2016
	(dollars in thousands)
FHLB of Boston short-term advances
Ending balance	$—	$—
Average daily balance	32,418	3,668
Highest month-end balance	110,000	21,000
Weighted average interest rate	1.21%	0.54%

Information relating to long-term borrowings is presented below:

	December 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
	(dollars in thousands)
FHLB of Boston long-term advances
Due 09/01/2020; amortizing	$3,579	1.94%	$3,746	1.94%

All short- and long-term borrowings with the FHLB of Boston are secured by the Bank’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 90% of the market value of certain U.S. Government and GSE obligations and 75% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at December 31, 2017 was approximately $302.1 million.

The Bank also has a line of credit with the FRB Boston. At December 31, 2017 and 2016, the Bank had pledged commercial real estate and commercial & industrial loans with aggregate principal balances of approximately $287.6 million and $306.8 million, respectively, as collateral for this line of credit. Based upon the collateral pledged, the Bank’s unused borrowing capacity with the FRB Boston at December 31, 2017 and 2016 was approximately $158.0 million and $159.6 million, respectively.

12.	INCOME TAXES

Earnings in 2017 were impacted by the Tax Cuts and Jobs Act of 2017. The change in tax law required a one-time non-cash write-down of our net deferred tax assets of $3.9 million as these deferred tax assets were required to be re-measured using the new lower tax rate in 2017. Effective in 2018, the change in tax law will reduce the Company’s statutory federal tax rate from 35% to 21%.

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Current
Federal	$8,446	$7,551	$6,855
State	2,225	1,833	1,458
Total current expense	10,671	9,384	8,313

Deferred
Federal	2,948	(645)	(594)
State	(261)	(183)	(168)
Total deferred	2,687	(828)	(762)
Total income tax expense	$13,358	$8,556	$7,551

The following is a reconciliation of the total income tax provision, calculated at statutory federal income tax rates, to the income tax provision in the consolidated statements of income:

	For the Year Ended December 31,
	2017	Rate	2016	Rate	2015	Rate
	(dollars in thousands)
Provision at statutory rates	$9,861	35.00%	$8,908	35.00%	$8,136	35.00%
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	1,277	4.53	1,073	4.22	839	3.61
Tax-exempt income	(1,079)	(3.83)	(1,099)	(4.32)	(1,041)	(4.48)
ESOP dividends	(216)	(0.77)	(214)	(0.84)	(207)	(0.89)
Bank owned life insurance	(205)	(0.73)	(214)	(0.84)	(233)	(1.00)
Benefit from stock compensation	(190)	(0.67)	—	—	—	—
Impact of Tax Cuts and Jobs Act	3,870	13.74	—	—	—	—
Other	40	0.15	102	0.40	57	0.25
Total income tax expense	$13,358	47.42%	$8,556	33.62%	$7,551	32.49%

The Company’s 2017 and 2016 net deferred tax assets were measured using 21% and 35%, respectively, and consisted of the following components:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Gross deferred tax assets
Allowance for loan losses	$4,306	$6,234
Accrued retirement benefits	2,430	5,595
Unrealized losses on AFS securities	905	1,496
Incentive compensation	1,082	1,413
Equity based compensation	351	333
Rent	266	299
ESOP dividends	174	249
Other	164	295
Total gross deferred tax assets	9,678	15,914

Gross deferred tax liabilities
Deferred loan origination costs	(401)	(625)
Depreciation of premises and equipment	(667)	(1,100)
Mortgage servicing rights	(223)	(332)
Goodwill	(114)	(164)
Total gross deferred tax liabilities	(1,405)	(2,221)
Net deferred tax asset	$8,273	$13,693

It is management’s belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was required at either December 31, 2017 or 2016 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated in future periods to fully absorb deductible temporary differences.

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. The Company’s state income tax returns are open from the 2014 and later tax return years based on individual state statute of limitations.

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 - “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in earnings in the period that they occur. During the year ended December 31, 2017, the Company recognized a tax benefit of $221,000.

13.	PENSION AND RETIREMENT PLANS

The Company has a noncontributory, defined benefit pension plan (“Pension Plan”) covering substantially all employees hired before May 2, 2011. Employees in positions requiring at least 1,000 hours of service per year were eligible to participate upon the attainment of age 21 and the completion of 12 months of service. Benefits are based primarily on years of service and the employee’s average monthly pay during the five highest consecutive plan years of the employee’s final ten years. On October 23, 2017, the Company announced its decision to freeze the accrual of benefits within the Pension Plan, effective December 31, 2017.  The Company also provides supplemental retirement benefits to certain current and former executive officers of the Company under the terms of Supplemental Executive Retirement Agreements (“Supplemental Retirement Plan”). Prior to 2016, the Company provided individual non-qualified defined benefit supplemental executive retirement plans (“DB SERPs”) to certain executives.  The DB SERPs generally provide for an annual benefit payable in equal monthly installments following the executive’s retirement and continuing for at least the remainder of his or her lifetime, with such annual benefit generally based on the executive’s years of service and his or her highest three consecutive years of base salary and bonus. In 2016, the Company’s Board discontinued the use of DB SERPs for new entrants to the Company’s non-qualified retirement programs. Instead, new entrants are provided with individual non-qualified defined contribution supplemental executive retirement plans (“DC SERPs”). Under the DC SERPs, the Company contributes an amount equal to 10% of the executive’s base salary and bonus to his or her account under the Company’s non-qualified deferred compensation plan, the Executive Deferred Compensation Plan. The Company also offers postretirement health care benefits for current and future retirees of the Bank. Certain employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligations for these plans.

Projected benefit obligations and funded status were as follows:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$43,915	$40,653	$8,891	$8,419
Service cost	1,500	1,561	267	282
Interest cost	1,826	1,771	364	366
Effect of curtailment	(7,366)	—	—	—
Actuarial loss/(gain)	5,313	1,044	182	316
Benefits paid	(1,245)	(1,114)	(500)	(492)
Obligation at end of year	43,943	43,915	9,204	8,891
Change in plan assets
Fair value at beginning of year	39,821	38,482	—	—
Actual return on plan assets	6,671	2,453	—	—
Employer contribution	—	—	500	492
Benefits paid	(1,245)	(1,114)	(500)	(492)
Fair value at end of year	45,247	39,821	—	—
Funded status at end of year	$1,304	$(4,094)	$(9,204)	$(8,891)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
	(dollars in thousands)
Other assets/(liabilities)	$1,304	$(4,094)	$(9,204)	$(8,891)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
	(dollars in thousands)
Net actuarial loss/(gain)	$5,021	$11,798	$861	$679
Prior service (benefit)	(16)	(20)	—	—
Total	$5,005	$11,778	$861	$679

Certain disaggregated information related to our pension plans were as follows:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
	(dollars in thousands)
Projected benefit obligation	$43,943	$43,915	$9,204	$8,891
Accumulated benefit obligation	43,943	37,473	9,028	8,891
Fair value of plan assets	45,247	39,821	—	—
Funded status at end of year	1,304	(4,094)	(9,204)	(8,891)

The components of net periodic benefit cost and amounts recognized in other comprehensive income/ (loss) were as follows:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$1,500	$1,561	$267	$282
Interest cost	1,826	1,771	364	366
Expected return on assets	(2,741)	(2,837)	—	—
Amortization of prior service credit	(4)	(4)	—	64
Amortization of net actuarial loss	794	891	—	—
Net periodic benefit cost	1,375	1,382	631	712
Amounts recognized in other comprehensive income/( loss)
Net actuarial loss/(gain)	1,383	1,429	182	251
Amortization of prior service credit	4	4	—	—
Amortization of net actuarial gain	(794)	(891)	—	—
Curtailment gain	(7,366)	—	—	—
Total recognized in other comprehensive income/( loss)	(6,773)	542	182	251
Total recognized in net periodic benefit cost and other comprehensive income/( loss)	$(5,398)	$1,924	$813	$963

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
Discount rate	3.58%	4.25%	3.39%	4.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Plan		Supplemental Retirement Plan
	2017	2016	2017	2016
Discount rate	4.25%	4.35%	4.25%	4.35%
Expected long-term return on plan assets	7.00%	7.50%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption for the pension plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.00% as the long-term rate of return on asset assumption.

The Company maintains an Investment Policy for its defined benefit pension plan. The objective of this policy is to seek a balance between capital appreciation, current income, and preservation of capital, with a longer term weighting towards equities because of the extended time horizon of the pension plan.

The Investment Policy guidelines suggest that the target asset allocation percentages are from 30% to 60% in domestic large cap equities, from 5% to 20% in domestic small/mid cap equities, from 0% to 20% in international equities and from 20% to 50% in cash and fixed income. The Company does not expect to make a contribution to its defined benefit pension plan in 2018.

The Company’s defined pension plan weighted-average asset allocations by asset category were as follows:

	December 31,
	2017	2016
Equity securities	65%	67%
Debt securities	29	28
Other	2	—
Cash and equivalents	4	5
Total	100%	100%

The three broad levels of fair values used to measure the pension plan assets are as follows:

•	Level 1 – Quoted prices for identical assets in active markets.
•

Level 2 – Quoted prices for similar assets in active markets; quoted prices for identical or similar assets in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Company’s market assumptions.

The following table summarizes the various categories of the pension plan’s assets:

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$1,627	$—	$—	$1,627
Fixed Income	—	7,292	—	7,292
Equity securities
Common Stock
Large cap core	18,026	—	—	18,026
Mid cap core	56	—	—	56
Small cap core	2,333	—	—	2,333
Mutual funds
Domestic Equity	4,564	—	—	4,564
International	3,818	—	—	3,818
Domestic Fixed Income	7,531			7,531
Preferred Stock	—	—	—	—
Total	$37,955	$7,292	$—	$45,247

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$2,112	$—	$—	$2,112
Fixed Income	—	11,186	—	11,186
Equity securities
Common stocks
Large cap core	10,905	—	—	10,905
Mid cap core	4,380	—	—	4,380
Small cap core	2,338	—	—	2,338
Mutual funds
Domestic Equity	4,472	—	—	4,472
International	4,327	—	—	4,327
Preferred Stock	101	—	—	101
Total	$28,635	$11,186	$—	$39,821

There were no transfers between fair value levels during the years ended December 31, 2017 and 2016.

The Company offers postretirement health care benefits for current and future retirees of the Bank. Employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligation for this plan.

Projected benefit obligations and funded status were as follows:

	Postretirement Healthcare Plan
	2017	2016
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$568	$621
Service cost	19	17
Interest cost	23	24
Actuarial loss/(gain)	37	(68)
Benefits paid	(30)	(26)
Obligation at end of year	617	568
Change in plan assets
Fair value at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	30	26
Benefits paid	(30)	(26)
Fair value at end of year	—	—
Funded status at end of year	$(617)	$(568)

Amounts recognized in the consolidated balance sheets consisted of:

	Postretirement Healthcare Plan
	2017	2016
	(dollars in thousands)
Other liabilities	$(617)	$(568)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Postretirement Healthcare Plan
	2017	2016
	(dollars in thousands)
Net actuarial (gain)/loss	$(82)	$(128)
Prior service cost	—	—
Total	$(82)	$(128)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Postretirement Healthcare Plan
	2017	2016
	(dollars in thousands)
Projected benefit obligation	$617	$568
Accumulated benefit obligation	617	568
Fair value of plan assets	—	—

The components of net periodic benefit cost and amounts recognized in other comprehensive income were as follows:

	Postretirement Healthcare Plan
	2017	2016
	(dollars in thousands)
Net periodic benefit cost
Service cost	$19	$17
Interest cost	23	24
Expected return on assets	—	—
Amortization of prior service credit	—	(4)
Amortization of net actuarial gain	(9)	(9)
Net periodic benefit cost	33	28
Amounts recognized in other comprehensive income/( loss)
Net actuarial (gain) loss	37	(68)
Amortization of prior service credit	—	4
Amortization of net actuarial gain	9	9
Total recognized in other comprehensive income/( loss)	46	(55)
Total recognized in net periodic benefit cost and other comprehensive income/( loss)	$79	$(27)

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Postretirement Healthcare Plan
	2017	2016
Discount rate	3.58%	4.25%
Rate of compensation increase	NA	NA

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Postretirement Healthcare Plan
	2017	2016
Discount rate	4.25%	4.35%
Expected long-term return on plan assets	NA	NA
Rate of compensation increase	NA	NA

Assumed health care cost trend rates are as follows:

	Postretirement Healthcare Plan
	2017	2016
Health care cost trend rate assumed for next year	4.00%	4.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2017	2016

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	4	(3)

Benefits expected to be paid in the next ten years are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Year-ended December 31,
2018	$1,507	$585	$28	$2,120
2019	1,541	583	28	2,152
2020	1,714	580	29	2,323
2021	1,776	578	28	2,382
2022	1,916	596	30	2,542
2023-2027 inclusive	10,968	2,931	162	14,061
Ten year total	$19,422	$5,853	$305	$25,580

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018 are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Prior service cost	$(4)	$—	$—	$(4)
Net (gain)/loss	63	—	(1)	62
Total	$59	$—	$(1)	$58

Employee Profit Sharing and 401(k) Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matched employee contributions up to 100% of the first 3% of each participant’s salary. Each year, the Company may also make a discretionary contribution to the PSP. Employees were eligible to participate in the 401(k) feature of the PSP on the first business day of the quarter following their initial date of service and attainment of age 21. Employees were eligible to participate in discretionary contribution feature of the PSP on January 1 and July 1 of each year provided they have attained the age of 21 and the completion of 12 months of service consisting of at least 1,000 hours.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. Historically, the ESOP would purchase from the Company shares presently authorized but unissued at a price determined by an independent appraiser and certified by a committee of the trustees of the ESOP. Purchases of the Company’s stock by the ESOP will be funded solely by employer contributions.

Total expenses related to the Profit Sharing and ESOP Plans for the years ended December 31, 2017, 2016 and 2015, amounted to approximately $1.5 million, $949,000 and $900,000, respectively.

14.	STOCK OPTION AND DIRECTOR STOCK PLANS

In 1993, the Company adopted a Stock Option Plan for key employees as an incentive for them to assist the Company in achieving long-range performance goals. During 2005, the Company’s shareholders amended the plan to permit the issuance of restricted stock, restricted stock units, and stock appreciation rights.

In 2017, the Company adopted the 2017 Equity and Cash Incentive Plan (the “2017 Plan”) and all future awards will be made under the 2017 Plan.  The 2017 plan permits the issuance of restricted stock, restricted stock units (both time and performance-based), stock options, and stock appreciation rights.

Stock options time-vest over a five-year period. All options expire ten years from the date granted and have been issued at fair value at the date of grant which, in some instances, may be less than publicly traded values. A summary of stock options outstanding as of December 31, 2017 and 2016, and changes during the years ended on those dates is presented below:

	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options
Outstanding at beginning of year	45,612	$30.23	108,952	$29.72
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(4,500)	30.11	(21,900)	28.11
Exercised	(24,735)	30.93	(41,440)	30.01
Outstanding at end of year	16,377	29.21	45,612	30.23
Exercisable at end of year	16,377	$29.21	45,612	$30.23

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2017	Weighted Average Exercise Price
$26.99 - $29.99	16,377	0.04 years	$29.21	16,377	$29.21

	16,377	0.04 years	$29.21	16,377	$29.21

Restricted stock awards time-vest either over a three-year or five-year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. A summary of non-vested restricted shares outstanding as of December 31, 2017 and 2016, and changes during the years ended on those dates is presented below:

	2017		2016
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Restricted stock
Non-vested at beginning of year	41,957	$44.17	47,808	$42.08
Granted	18,906	64.62	16,346	46.35
Vested	(14,113)	42.62	(18,050)	40.86
Forfeited	(3,510)	49.19	(4,147)	43.00
Non-vested at end of year	43,240	$53.13	41,957	$44.17

Performance-based restricted stock units vest based upon the Company’s performance over a three-year period and have been fair valued as of the date of grant. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested performance-based restricted stock units outstanding as of December 31, 2017 and 2016, and changes during the years ended on those dates is presented below:

	2017		2016
	Number of Units	Weighted Average Grant Value	Number of Units	Weighted Average Grant Value
Performance-based restricted stock units
Non-vested at beginning of year	25,941	$45.17	20,149	$43.05
Granted	12,079	64.72	14,305	46.00
Vested (Performance achieved)	—	—	—	—
Forfeited	(8,597)	46.19	(1,713)	44.94
Expired (Performance not achieved)	(7,810)	44.17	(6,800)	40.70
Non-vested at end of year	21,613	$56.05	25,941	$45.17

The following table presents the amounts recognized in the consolidated financial statements for stock options, nonvested share awards and nonvested performance shares:

	December 31,
	2017	2016	2015
	(dollars in thousands)
Share-based compensation expense	$1,045	$997	$520
Related income tax benefit	$427	$407	$212

In 1993, the Company initiated a Director Stock Plan (the “DSP Plan”). The DSP and 2017 Plan allow Directors of the Company to receive their annual retainer fee in the form of stock in the Company. Total shares issued under the DSP and 2017 Plan in the years ended December 31, 2017 and 2016 were 3,672 and 5,577, respectively. All future awards will be made under the 2017 Plan.

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

To meet the financing needs of its customers, the Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential real estate mortgage loans, risk participation agreements, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments assuming that the amounts are fully advanced and that collateral or other security is of no value. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments with contractual amounts that present credit risk included the following:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$304,298	$256,767
Origination of new loans	45,061	26,024
Standby letters of credit	8,322	7,763

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	1,490	9,622
Customer related derivative contracts:
Interest rate swaps with customers	74,758	68,372
Mirror swaps with counterparties	74,758	68,372
Risk participation agreements with counterparties	38,494	16,378

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments varies and may include real property, accounts receivable, or inventory. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include primary residences, accounts receivable, inventory, property, plant and equipment, and income-producing commercial real estate.

16.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2018 and 2030 and, in some instances, contain options to renew for periods up to 25 years. The total minimum rentals due in future periods under these agreements in effect at December 31, 2017 were as follows:

Year Ended	Future Minimum
December 31,	Lease Payments
(dollars in thousands)
2018	4,164
2019	3,894
2020	3,407
2021	3,080
2022	2,124
Thereafter	14,701
Total minimum lease payments	$31,370

Several lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense amounted to approximately $4.7 million, $4.6 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Under the terms of a sublease agreement, the Company will receive minimum annual rental payments of approximately $32,000 through July 31, 2019. Total rental income amounted to approximately $64,000, $76,000 and $33,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company has entered into agreements with its Chief Executive Officer and with certain other senior officers, whereby, following the occurrence of a change in control of the Company, if employment is terminated (except because of death, retirement, disability, or for “cause” as defined in the agreements) or is voluntarily terminated for “good reason,” as defined in the agreements, said officers will be entitled to receive additional compensation, as defined in the agreements.

17.	SHAREHOLDERS’ EQUITY

Capital guidelines issued by the Federal Reserve Bank (the “FRB”) and by the FDIC require that the Company and the Bank maintain minimum capital levels for capital adequacy purposes. These regulations also require banks and their holding companies to maintain higher capital levels to be considered “well-capitalized.” Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The risk-based capital rules are designed to make regulatory capital more sensitive to differences in risk profiles among bank and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets.

On July 2, 2013, the Federal Reserve Bank approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III Capital Rules”). On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for the capital conservation buffer discussed below). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes that as of December 31, 2017 and 2016, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s actual and required capital measures were as follows:

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2017
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$168,615	13.7%	$98,136	8.0%	$113,470	9.25%	$128,804	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	153,281	12.5%	73,602	6.0%	88,936	7.25%	104,270	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	153,281	12.5%	55,202	4.5%	70,535	5.75%	85,869	7.0%	N/A	N/A
Tier I capital (to average assets)	153,281	8.1%	76,026	4.0%	76,026	4.00%	76,026	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$164,880	13.4%	$98,136	8.0%	$113,470	9.25%	$128,804	10.5%	$122,670	10.0%
Tier I capital (to risk-weighted assets)	149,546	12.2%	73,602	6.0%	88,936	7.25%	104,270	8.5%	98,136	8.0%
Common equity tier I capital (to risk-weighted assets)	149,546	12.2%	55,202	4.5%	70,535	5.75%	85,869	7.0%	79,736	6.5%
Tier I capital (to average assets)	149,546	7.9%	76,026	4.0%	76,026	4.00%	76,026	4.0%	95,033	5.0%

At December 31, 2016
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$159,141	13.1%	$96,873	8.0%	$104,441	8.625%	$127,145	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	144,003	11.9%	72,654	6.0%	80,223	6.625%	102,927	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	144,003	11.9%	54,491	4.5%	62,059	5.125%	84,763	7.0%	N/A	N/A
Tier I capital (to average assets)	144,003	7.9%	72,488	4.0%	72,488	4.000%	72,488	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$156,928	13.0%	$96,873	8.0%	$104,441	8.625%	$127,145	10.5%	$121,091	10.0%
Tier I capital (to risk-weighted assets)	141,790	11.7%	72,654	6.0%	80,223	6.625%	102,927	8.5%	96,873	8.0%
Common equity tier I capital (to risk-weighted assets)	141,790	11.7%	54,491	4.5%	62,059	5.125%	84,763	7.0%	78,709	6.5%
Tier I capital (to average assets)	141,790	7.8%	72,488	4.0%	72,488	4.000%	72,488	4.0%	90,610	5.0%

18.	OTHER INCOME

The components of other income were as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Safe deposit box income	$348	$366	$342
Loan fee income	473	229	248
Miscellaneous income	334	326	291
Total other income	$1,155	$921	$881

19.	OTHER OPERATING EXPENSES

The components of other operating expenses were as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Director fees	$576	$513	$561
Contributions / Public relations	432	434	517
Printing and supplies	251	291	341
Travel and entertainment	339	331	302
Dues and memberships	260	276	286
Physical security	172	233	282
Postage and mailing	229	241	264
Miscellaneous expense	633	613	476
Total other operating expenses	$2,892	$2,932	$3,029

20.	OTHER COMPREHENSIVE INCOME

Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as “other comprehensive income.” The Company’s other comprehensive income consists of unrealized gains or losses on securities held at year-end classified as available for sale and the component of the unfunded retirement liability computed in accordance with the requirements of ASC 715, “Compensation – Retirement Benefits.” The before-tax and after-tax amount of each of these categories, as well as the tax (expense)/benefit of each, is summarized as follows:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
				(dollars in thousands)
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during the period	$187	$(59)	$128	$(1,224)	$489	$(735)	$(1,504)	$524	$(980)
Reclassification adjustment for losses/(gains) recognized in net income	3	(2)	1	(438)	157	(281)	(690)	247	(443)
Defined benefit retirement plans
Net change in retirement liability	6,545	(2,674)	3,871	(738)	301	(437)	67	(27)	40
Total Other Comprehensive Income/(Loss)	$6,735	$(2,735)	$4,000	$(2,400)	$947	$(1,453)	$(2,127)	$744	$(1,383)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) are presented below:

	For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2017	2016	2015	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$(3)	$438	$690	(Loss) gain on disposition of investment securities
Tax benefit or (expense)	2	(157)	(247)	Provision for income taxes
Net of tax	$(1)	$281	$443	Net income

21.	EARNINGS PER SHARE

The following represents a reconciliation between basic and diluted earnings per share:

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$14,816	$16,896	$15,694
Less dividends and undistributed earnings allocated to participating securities	(157)	(182)	(182)
Net income applicable to common shareholders	$14,659	$16,714	$15,512

Denominator:
Weighted average common shares outstanding	4,031	3,990	3,938
Earnings per common share - basic	$3.64	$4.19	$3.94

Earnings per common share - diluted:
Numerator:
Net income	$14,816	$16,896	$15,694
Less dividends and undistributed earnings allocated to participating securities	(157)	(181)	—
Net income applicable to common shareholders	$14,659	$16,715	$15,694

Denominator:
Weighted average common shares outstanding	4,031	3,990	3,938
Dilutive effect of common stock equivalents	35	39	56
Weighted average diluted common shares outstanding	4,066	4,029	3,994
Earnings per common share - diluted	$3.61	$4.15	$3.93

22.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate derivatives to accommodate the business requirements of its customers. Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

Interest Rate Swaps

The Company has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed-rate loan payments. When the Bank enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the client’s fixed‑rate loan payments for floating-rate loan payments. As of December 31, 2017 and 2016, the Bank had interest rate swap contracts with commercial loan borrowers with notional amounts of $74.8 million and $68.4 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through other loan related derivative income.

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

Risk Participation Agreements

The Company has entered into risk participation agreements (“RPAs”) with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings with a corresponding offset within other liabilities.

Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, for a fee paid to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower, for a fee received from the other bank.

As of December 31, 2017, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $38.5 million and $0, respectively.

The following table presents the fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

		Derivative Assets			Derivative Liabilities
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
		(dollars in thousands)			(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Loan related derivative contracts
Interest rate swaps with customers	Other Assets	$1,859	$1,632	Other Liabilities	$—	$—
Mirror swaps with counterparties	Other Assets	—	—	Other Liabilities	1,859	1,632
Risk participation agreements	Other Assets	—	—	Other Liabilities	81	12
Total		$1,859	$1,632		$1,940	$1,644

23.	FAIR VALUE MEASUREMENTS

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$103,591	$103,591	$54,050	$54,050
Securities available for sale	205,017	205,017	325,641	325,641
Securities held to maturity	232,188	233,554	82,502	83,755
Loans, net	1,335,579	1,304,719	1,304,893	1,286,497
Loans held for sale	—	—	6,506	6,506
FHLB Boston stock	4,242	4,242	4,098	4,098
Bank owned life insurance	31,083	31,083	30,499	30,499
Accrued interest receivable	5,128	5,128	4,627	4,627
Mortgage servicing rights	793	1,049	812	1,032
Loan level interest rate swaps	1,859	1,859	1,632	1,632

Financial liabilities
Deposits	1,775,400	1,772,838	1,686,038	1,684,065
Short-term borrowings	—	—	—	—
Long-term borrowings	3,579	3,559	3,746	3,745
Loan level interest rate swaps	1,859	1,859	1,632	1,632
Risk participation agreements	81	81	12	12

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC 820 specifies a hierarchy of valuations techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Under ASC 820, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, the Company uses quoted market prices to determine fair value. If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using methodologies applied consistently over time.

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes. The fair values disclosed do not reflect any premium or discount that could result from offering significant holdings of financial instruments at bulk sale, nor do they reflect the possible tax ramifications or estimated transaction costs. Changes in economic conditions may also dramatically affect the estimated fair values.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale, and derivative instruments and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans.

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$88,791	$—	$88,791
Mortgage-backed securities	—	110,626	—	110,626
Corporate debt securities	—	5,001	—	5,001
Mutual funds	599	—	—	599
Other assets
Interest rate swaps with customers	—	1,859	—	1,859
Other liabilities
Mirror swaps with counterparties	—	1,859	—	1,859
Risk participation agreements	—	81	—	81

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$138,709	$—	$138,709
Mortgage-backed securities	—	181,299	—	181,299
Corporate debt securities	—	5,029	—	5,029
Mutual funds	604	—	—	604
Other assets
Interest rate swaps with customers	—	1,632	—	1,632
Other liabilities
Mirror swaps with counterparties	—	1,632	—	1,632
Risk participation agreements	—	12	—	12

There were no assets measured at fair value on a non-recurring basis during the year ended December 31, 2017.

The following table presents the carrying value of assets held at December 31, 2016, which were measured at fair value on a non-recurring basis during the year ended December 31, 2016:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a nonrecurring basis
Assets
Collateral dependent impaired loans	$—	$—	$654	$654
Loans held for sale	—	—	6,506	6,506
Total	$—	$—	$7,160	$7,160

There were no transfers between fair value levels for the years ended December 31, 2017 and 2016.

The following is a description of the principal valuation methodologies used by the Company to estimate the fair values of its financial instruments.

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

Values Not Determined

In accordance with ASC 820, the Company has not estimated fair values for non-financial assets such as banking premises and equipment, goodwill, the intangible value of the Bank’s portfolio of loans serviced for itself, and the intangible value inherent in the Bank’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

24.	Quarterly Results of Operations (unaudited)

2017 Quarters	Fourth	Third	Second	First
	(dollars in thousands, except share data)
Interest and Dividend Income	$15,744	$15,673	$15,101	$14,673
Interest Expense	970	1,034	871	712
Net Interest and Dividend Income	14,774	14,639	14,230	13,961
Provision for Loan Losses	2	310	20	30
Net Interest and Dividend Income after Provision for Loan Losses	14,772	14,329	14,210	13,931
Noninterest Income	7,575	7,977	7,345	7,327
Noninterest Expense	15,012	14,602	14,732	14,946
Income Before Taxes	7,335	7,704	6,823	6,312
Income Taxes	6,371	2,694	2,309	1,984
Net Income	$964	$5,010	$4,514	$4,328
Share Data:
Average Shares Outstanding, Basic	4,038,948	4,037,026	4,034,397	4,011,925
Average Shares Outstanding, Diluted	4,073,707	4,070,332	4,068,360	4,050,791
Basic Earnings Per Share	$0.24	$1.23	$1.11	$1.07
Diluted Earnings Per Share	$0.23	$1.22	$1.10	$1.06

2016 Quarters	Fourth	Third	Second	First
	(dollars in thousands, except share data)
Interest and Dividend Income	$14,663	$14,315	$13,989	$14,061
Interest Expense	763	795	872	925
Net Interest and Dividend Income	13,900	13,520	13,117	13,136
Provision for (Release of) Loan Losses	(206)	113	150	75
Net Interest and Dividend Income after Provision for Loan Losses	14,106	13,407	12,967	13,061
Noninterest Income	7,278	7,615	7,100	6,668
Noninterest Expense	14,595	14,163	14,001	13,991
Income Before Taxes	6,789	6,859	6,066	5,738
Income Taxes	2,366	2,284	2,046	1,860
Net Income	$4,423	$4,575	$4,020	$3,878
Share Data:
Average Shares Outstanding, Basic	3,995,495	3,996,687	3,987,696	3,963,504
Average Shares Outstanding, Diluted	4,034,687	4,043,651	4,037,522	4,005,954
Basic Earnings Per Share	$1.10	$1.13	$1.00	$0.97
Diluted Earnings Per Share	$1.08	$1.13	$1.00	$0.97

25.	Condensed Financial Statements of Parent Company

The condensed balance sheets of Cambridge Bancorp, the Parent Company, as of December 31, 2017 and 2016 and the condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2017, are presented below. The statements of changes in shareholders’ equity are identical to the consolidated statements of changes in shareholders’ equity and are therefore not presented here.

Condensed Balance Sheet

	December 31,
	2017	2016
	(dollars in thousands)
ASSETS
Cash	$3,735	$2,213
Investment in subsidiary, at equity	144,222	132,458
Total assets	$147,957	$134,671
SHAREHOLDERS’ EQUITY
Shareholders’ equity	$147,957	$134,671
Total shareholders’ equity	$147,957	$134,671

Condensed Statements of Income

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Income
Dividends from subsidiary	$8,052	$3,412	$7,845
Total income	8,052	3,412	7,845
Income before equity in undistributed income of subsidiary	8,052	3,412	7,845
Equity in undistributed income of subsidiary	6,764	13,484	7,849
Net income	$14,816	$16,896	$15,694

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,816	$16,896	$15,694
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(6,764)	(13,484)	(7,849)
Net cash provided by operating activities	8,052	3,412	7,845
CASH FLOWS FROM BY FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,522	2,020	1,777
Repurchase of common stock	(470)	(1,560)	(667)
Cash dividends paid on common stock	(7,582)	(7,428)	(7,178)
Net cash used in financing activities	(6,530)	(6,968)	(6,068)
Net increase (decrease) in cash	1,522	(3,556)	1,777
Cash at beginning of year	2,213	5,769	3,992
Cash at end of year	$3,735	$2,213	$5,769

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

A. Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, as of the end of the period covered by this report, the effectiveness of the design and operation of its disclosure controls and procedures.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2017 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

a)	was made known to the certifying officers by others within the Company and its consolidated subsidiaries in the reports that it files or submits under the Exchange Act; and
b)	is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission rules and forms.

On a quarterly basis, the Company evaluates the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

B. Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Chief Executive Officer and Chief Financial Officer regarding the reliability of financial reporting and preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the U.S.

In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

C. Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the captions “Proposal 1: Election of Directors,” “Board of Directors and Committees – Board Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement dated April 3, 2018 prepared for the Annual Meeting of Shareholders to be held May 14, 2018, which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Required information regarding security ownership of certain beneficial owners and management appears under the caption “Proposal 1: Election of Directors” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a Part of this Annual Report on Form 10-K:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Audited Consolidated Financial Statements

(2) Financial Statement Schedules

1.	Financial Statements. The financial statements of the Company required in response to this item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.
2.

Financial Statement Schedules.  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

3.	Exhibits. The following exhibits are included as part of this Form 10-K.

(3) Index to Exhibits.

Exhibit Number	Description
3.1	Articles of Organization (incorporated by reference to Exhibit 3.1 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.1**

Cambridge Bancorp Amended 1993 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.1(a) **

Cambridge Bancorp Amended 1993 Stock Option Plan—Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1(a) of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.1(b) **

Cambridge Bancorp Amended 1993 Stock Option Plan—Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1(b) of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.1(c) **

Cambridge Bancorp Amended 1993 Stock Option Plan—Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.1(c) of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.1(d) **

Cambridge Bancorp Amended 1993 Stock Option Plan—Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1(d) of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.2**

Cambridge Bancorp 2017 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

Exhibit Number	Description
10.3**

Cambridge Bancorp Director Stock Plan, amended as of April 25, 2011 (incorporated by reference to Exhibit 10.3 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.4**	2016 Annual Incentive Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.5**

The Executive Nonqualified Excess Plan of Cambridge Trust Company  (incorporated by reference to Exhibit 10.5 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.6**

Cambridge Trust Company Amended and Restated Supplemental Executive Retirement Agreement for Denis K. Sheahan, dated July 7, 2017 (incorporated by reference to Exhibit 10.6 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.7**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Lynne M. Burrow, dated February 27, 2008 (incorporated by reference to Exhibit 10.7 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.8**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Albert R. Rietheimer, dated February 21, 2008 (incorporated by reference to Exhibit 10.8 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.9**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Michael A. Duca, dated August 14, 2008 (incorporated by reference to Exhibit 10.9 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.10**

First Amendment to Cambridge Trust Company Supplemental Executive Retirement Agreement for Michael A Duca, dated December 22, 2016 (incorporated by reference to Exhibit 10.10 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.11**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Martin B. Millane, Jr., dated January 1, 2016 (incorporated by reference to Exhibit 10.11 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.12**

Change in Control Agreement with Denis K. Sheahan, dated December 21, 2015 (incorporated by reference to Exhibit 10.12 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.13**

Change in Control Agreement with Lynne M. Burrow, dated September 16, 2008 (incorporated by reference to Exhibit 10.13 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.14**

Change in Control Agreement with Michael F. Carotenuto, dated October 12, 2016 (incorporated by reference to Exhibit 10.14 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.15**

Change in Control Agreement with Martin B. Millane, Jr., dated May 18, 2016 (incorporated by reference to Exhibit 10.15 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.16**	Change in Control Agreement with Mark D. Thompson, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on November 30, 2017)

10.17**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Mark D. Thompson, dated September 25, 2017 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the SEC on November 30, 2017)

10.18*	Offer Letter for Mark D. Thompson, dated September 17, 2017

10.19*	Offer Letter for Jennifer A. Pline, dated November 7, 2016

21*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management Compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

March 21, 2018	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer

March 21, 2018
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Denis K. Sheahan	Chairman, Chief Executive Officer	March 21, 2018
Denis K. Sheahan	(Principal Executive Officer)

/s/ Michael F. Carotenuto	Chief Financial Officer	March 21, 2018
Michael F. Carotenuto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donald T. Briggs	Director	March 21, 2018
Donald T. Briggs

/s/ Jeanette G. Clough	Director	March 21, 2018
Jeanette G. Clough

/s/ Sarah G. Green	Director	March 21, 2018
Sarah G. Green

/s/ Edward F. Jankowski	Director	March 21, 2018
Edward F. Jankowski

/s/ Hambleton Lord	Director	March 21, 2018
Hambleton Lord

/s/ Leon A. Palandjian	Director	March 21, 2018
Leon A. Palandjian

/s/ Cathleen A. Schmidt	Director	March 21, 2018
Cathleen A. Schmidt

/s/ R. Gregg Stone	Director	March 21, 2018
R. Gregg Stone

/s/ Anne M. Thomas	Director	March 21, 2018
Anne M. Thomas

/s/ Mark D. Thompson	President and Director	March 21, 2018
Mark D. Thompson

/s/ David C. Warner	Director	March 21, 2018
David C. Warner

/s/ Linda Whitlock	Director	March 21, 2018
Linda Whitlock

/s/ Susan R. Windham-Bannister	Director	March 21, 2018
Susan R. Windham-Bannister