Form 10-Q
period 2018-03-31
CAMBRIDGE BANCORP
filed 2018-05-09
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 4,099,865 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$56,265	$103,591
Investment securities
Available for sale, at fair value (amortized cost $203,507 and $208,911, respectively)	197,935	205,017
Held to maturity, at amortized cost (fair value $262,432 and $233,554, respectively)	264,409	232,188
Total investment securities	462,344	437,205
Loans held for sale, at lower of cost or fair value	—	—
Loans
Residential mortgage	541,599	538,920
Commercial mortgage	656,289	633,649
Home equity	71,592	74,444
Commercial & Industrial	75,365	65,295
Consumer	36,909	38,591
Total loans	1,381,754	1,350,899
Less: allowance for loan losses	(15,732)	(15,320)
Net loans	1,366,022	1,335,579
Federal Home Loan Bank of Boston Stock, at cost	4,242	4,242
Bank owned life insurance	30,535	31,083
Banking premises and equipment, net	9,316	9,310
Deferred income taxes, net	7,910	8,273
Accrued interest receivable	5,059	5,128
Other assets	20,057	15,523
Total assets	$1,961,750	$1,949,934
Liabilities
Deposits
Demand	$503,089	$493,613
Interest bearing checking	436,841	462,957
Money market	63,508	69,259
Savings	632,707	589,741
Certificates of deposit	146,247	159,830
Total deposits	1,782,392	1,775,400
Short-term borrowings	—	—
Long-term borrowings	3,537	3,579
Other liabilities	24,948	22,998
Total liabilities	1,810,877	1,801,977
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,100,747 shares and 4,082,188 shares, respectively	4,101	4,082
Additional paid-in capital	36,065	35,663
Retained earnings	119,196	114,093
Accumulated other comprehensive loss	(8,489)	(5,881)
Total shareholders’ equity	150,873	147,957
Total liabilities and shareholders’ equity	$1,961,750	$1,949,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$13,378	$12,373
Interest on tax-exempt loans	96	131
Interest on taxable investment securities	1,714	1,394
Interest on tax-exempt investment securities	622	665
Dividends on FHLB of Boston stock	51	42
Interest on overnight investments	271	68
Total interest and dividend income	16,132	14,673
Interest expense
Interest on deposits	962	691
Interest on borrowed funds	17	21
Total interest expense	979	712
Net interest and dividend income	15,153	13,961
Provision for loan losses	409	30
Net interest and dividend income after provision for loan losses	14,744	13,931
Noninterest income
Wealth management revenue	6,126	5,362
Deposit account fees	750	813
ATM/Debit card income	271	259
Bank owned life insurance income	128	162
(Loss) gain on disposition of investment securities	—	(2)
Gain on loans held for sale	27	235
Loan related derivative income	472	188
Other income	404	310
Total noninterest income	8,178	7,327
Noninterest expense
Salaries and employee benefits	10,073	9,156
Occupancy and equipment	2,227	2,253
Data processing	1,230	1,323
Professional services	887	870
Marketing	438	270
FDIC Insurance	151	161
Other expenses	495	913
Total noninterest expense	15,501	14,946
Income before income taxes	7,421	6,312
Income tax expense	1,616	1,984
Net income	$5,805	$4,328
Share data
Weighted average number of shares outstanding, basic	4,053,355	4,011,925
Weighted average number of shares outstanding, diluted	4,071,975	4,050,791
Basic earnings per share	$1.42	$1.07
Diluted earnings per share	$1.41	$1.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Net income	$5,805	$4,328
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	(1,352)	189
Less: reclassification adjustment for losses/(gains) included in net income	—	1
Total unrealized gains/(losses) on securities	(1,352)	190
Defined benefit retirement plans
Change in retirement liabilities	10	132
Other comprehensive income/(loss)	(1,342)	322
Comprehensive income	$4,463	$4,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	$4,037	$33,253	$107,262	$(9,881)	$134,671
Net income	—	—	4,328	—	4,328
Other comprehensive income	—	—	—	322	322
Share based compensation	34	1,343	(403)	—	974
Dividends declared ($0.46 per share)	—	—	(1,868)	—	(1,868)
Balance at March 31, 2017	$4,071	$34,596	$109,319	$(9,559)	$138,427

Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,266	(1,266)	—
Net income	—	—	5,805	—	5,805
Other comprehensive income	—	—	—	(1,342)	(1,342)
Share based compensation	19	402	—	—	421
Dividends declared ($0.48 per share)	—	—	(1,968)	—	(1,968)
Balance at March 31, 2018	$4,101	$36,065	$119,196	$(8,489)	$150,873

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,805	$4,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	409	30
Amortization of deferred charges and fees, net	163	324
Depreciation and amortization	464	491
Bank owned life insurance income	(128)	(162)
Loss/(gain) on disposition of investment securities	—	2
Share based compensation	421	974
Change in accrued interest receivable	69	328
Deferred income tax expense (benefit)	770	818
Change in other assets, net	(4,944)	(1,275)
Change in other liabilities, net	2,371	(575)
Change in loans held for sale	—	5,788
Net cash provided by operating activities	5,400	11,071
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(131,953)	(66,439)
Proceeds from principal payments of loans	101,197	75,672
Proceeds from calls/maturities of securities available for sale	5,208	18,995
Proceeds from sales of securities available for sale	—	32,701
Purchase of securities available for sale	—	(5,091)
Proceeds from calls/maturities of securities held to maturity	7,777	2,396
Purchase of securities held to maturity	(40,125)	(84,425)
Proceeds from settlement of bank owned life insurance policies	676	—
(Purchase) sale of FHLB of Boston stock	—	(553)
Purchase of banking premises and equipment	(470)	(289)
Net cash used by investing activities	(57,690)	(27,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	20,575	(7,330)
Change in certificates of deposit	(13,601)	(1,150)
Change in short-term borrowings	—	—
Repayment of long-term borrowings	(42)	(42)
Cash dividends paid on common stock	(1,968)	(1,868)
Net cash provided by financing activities	4,964	(10,390)
Net decrease in cash and cash equivalents	(47,326)	(26,352)
Cash and cash equivalents at beginning of period	103,591	54,050
Cash and cash equivalents at end of period	$56,265	$27,698
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$975	$709
Income taxes	$—	$840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The Company is a state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts and was incorporated in 1983. The Company is the sole shareholder of the Bank, a Massachusetts trust company chartered in 1890, which is a commercial bank.  We are a private bank offering a full range of private banking and wealth management services to our clients.  The private banking business, the Company’s only reportable operating segment is managed as a single strategic unit.

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2018 and December 31, 2017, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

Management has reviewed events occurring through May 9, 2018, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

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

The amendments in this ASU affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in accumulated other comprehensive income, as required by GAAP. ASU 2018-02 is effective for the Company’s reporting period beginning on January 1, 2019; early adoption is permitted. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and reclassed $1.3 million from AOCI to retained earnings in the period of adoption on the consolidated balance sheet, with zero net effect on total shareholders’ equity. This amount represents the difference in the Company’s current federal tax rate of 21% and the previous rate of 35%.  The adoption of this guidance did not have an impact on our consolidated statements of income or cash flows.

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

The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted today and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The new accounting standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

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

Accounting Standards Update No. 2017-08 - Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). On March 30, 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. The new guidance requires entities to amortize premium on callable debt securities to the earliest call date.  Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Debt securities held at a discount will continue to be amortized to maturity. The amended guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. This guidance should be applied using a modified retrospective basis as of the beginning of the period of adoption. Additionally, in the period of adoption, we will provide disclosures about a change in accounting principle. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). On March 10, 2017, the FASB issued amended guidance primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, as discussed below. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and all other components of net periodic benefit cost in a separate line item(s) in the statement of income. The other components of net benefit cost will be required to be presented in a separate line item. The guidance also specifies that only the service cost component will be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017.  The amendments in this ASU were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. See Note 9 – Pension and Retirement Plans for the required disclosures and impact to the consolidated statements of income.

Accounting Standards Update No. 2016-18 - Restricted Cash (“ASU 2016-18”).  On November 17, 2016, the FASB issued amended guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018 and it did not have an impact on our statement of cash flows.

Accounting Standards Update No. 2016-15 - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This guidance should be applied using a retrospective transition method to each period presented. The Company adopted this standard on January 1, 2018 and it did not have a material impact on our statement of cash flows.

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows. We are developing an implementation plan which will include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs to implement this standard. We are also evaluating third-party vendor solutions to assist us in implementing the requirements of ASU 2016-13.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows. We have created a project team responsible for identifying the population of leases, evaluating the required accounting changes, and developing the processes and procedures needed to implement ASU 2016-02.

Accounting Standards Update No. 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to the following:

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

•	Clarifies that an entity must assess valuation allowances on a deferred tax asset related to available for sale debt securities in combination with its other deferred tax assets.
•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•

Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition.

The amendments, in general, are required to be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2018, and it did not have a material impact on our consolidated balance sheets, statements of income, or cash flows.

Accounting Standards Update No. 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”) Topic 606. On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance supersedes current U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the current revenue standards. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance.

On January 1, 2018, the Company adopted ASU No. 2014-09 and all subsequent ASUs that modified Topic 606. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, and merchant income.

The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees and other income within noninterest income.

Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company adopted ASU 2014-09 and its related amendments utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Noninterest income considered in-scope of Topic 606 is discussed below.

Wealth management and trust fees

Wealth management fees are earned for providing investment management, retirement plan advisory, family office, and financial planning services to clients. The Company’s performance obligation under these contracts is satisfied over time as the wealth management services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the applicable fee rate, depending on the terms of the contract. No performance based incentives are earned on wealth management contracts. Receivables are recorded on the consolidated balance sheet in the other assets line item.

Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based on a percentage of the market value of the account as outlined in the agreement. Receivables are recorded on the consolidated balance sheet in the other assets line item. The Company also earned fees for trust related activities. The Company’s performance obligation under these agreements is satisfied at a point in time and recognized when these services have been performed.

All of the wealth management and trust fee income on the consolidated statement of operations for the three months ended March 31, 2018 is considered in-scope of Topic 606.

Other banking fee income

The Company charges a variety of fees to its clients for services provided on the deposit and deposit management related accounts. Each fee is either transaction-based or assessed monthly. The types of fees include service charges on accounts, overdraft fees, wire transfer fees, maintenance fees, ATM fee charges, and other miscellaneous charges related to the accounts. These fees are not governed by individual contracts with clients. They are charges to clients based on disclosures presented to clients upon opening these accounts along with updated disclosures when changes are made to the fee structures. The transaction-based fees are recognized in revenue when charged to the client based on specific activity on the client’s account. Monthly service and maintenance charges are recognized in the month they are earned and are charged directly to the client’s account.

5.	Cash and Due from Banks

At March 31, 2018 and December 31, 2017, cash and due from banks totaled $56.3 million and $103.6 million, respectively. Of this amount, $15.4 million and $12.8 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at March 31, 2018 and December 31, 2017, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$90,017	$—	$(1,594)	$88,423	$90,021	$—	$(1,230)	$88,791
Mortgage-backed securities	107,874	205	(4,099)	103,980	113,184	248	(2,806)	110,626
Corporate debt securities	5,029	—	(84)	4,945	5,034	12	(45)	5,001
Mutual funds	587	—	—	587	672	—	(73)	599
Total available for sale securities	$203,507	$205	$(5,777)	$197,935	$208,911	$260	$(4,154)	$205,017

Held to maturity securities
U.S. GSE obligations	$32,572	$—	$(326)	$32,246	$32,572	$—	$(166)	$32,406
Mortgage-backed securities	146,316	11	(2,411)	143,916	117,155	7	(906)	116,256
Corporate debt securities	6,966	—	(104)	6,862	1,998	4	—	2,002
Municipal securities	78,555	1,383	(530)	79,408	80,463	2,544	(117)	82,890
Total held to maturity securities	$264,409	$1,394	$(3,371)	$262,432	$232,188	$2,555	$(1,189)	$233,554
Total	$467,916	$1,599	$(9,148)	$460,367	$441,099	$2,815	$(5,343)	$438,571

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

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$88,423	$(1,594)	$88,423	$(1,594)
Mortgage-backed securities	11,765	(360)	89,052	(3,739)	100,817	(4,099)
Corporate debt securities	998	(2)	3,947	(82)	4,945	(84)
Total available for sale securities	$12,763	$(362)	$181,422	$(5,415)	$194,185	$(5,777)

Held to maturity securities
U.S. GSE obligations	$32,246	$(326)	$—	$—	$32,246	$(326)
Mortgage-backed securities	129,538	(2,375)	3,778	(36)	133,316	(2,411)
Corporate debt securities	6,862	(104)	—	—	6,862	(104)
Municipal securities	14,218	(236)	6,257	(294)	20,475	(530)
Total held to maturity securities	$182,864	$(3,041)	$10,035	$(330)	$192,899	$(3,371)
Total temporarily impaired securities	$195,627	$(3,403)	$191,457	$(5,745)	$387,084	$(9,148)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$4,979	$(21)	$83,812	$(1,209)	$88,791	$(1,230)
Mortgage-backed securities	12,526	(157)	94,663	(2,649)	107,189	(2,806)
Corporate debt securities	—	—	3,990	(45)	3,990	(45)
Mutual funds	—	—	599	(73)	599	(73)
Total available for sale securities	$17,505	$(178)	$183,064	$(3,976)	$200,569	$(4,154)

Held to maturity securities
U.S. GSE obligations	$27,407	$(166)	$—	$—	$27,407	$(166)
Mortgage-backed securities	115,926	(906)	3	—	115,929	(906)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	2,041	(19)	6,459	(98)	8,500	(117)
Total held to maturity securities	$145,374	$(1,091)	$6,462	$(98)	$151,836	$(1,189)
Total temporarily impaired securities	$162,879	$(1,269)	$189,526	$(4,074)	$352,405	$(5,343)

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

As of March 31, 2018, 151 debt securities had gross unrealized losses, with an aggregate depreciation of 2.31% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 9.25%, or $46,000 of its amortized cost. The largest unrealized dollar loss of any single security was $237,000, or 4.74% of its amortized cost.

As of December 31, 2017, 118 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.49% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.90%, or $73,000 of its amortized cost. The largest unrealized dollar loss of any single security was $185,000, or 3.71% of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At March 31, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,017	$19,897	$70,000	$68,526	$—	$—	$—	$—	$90,017	$88,423
Mortgage-backed securities	40	40	116	120	38,868	37,492	68,850	66,328	107,874	103,980
Corporate debt securities	—	—	5,029	4,945	—	—	—	—	5,029	4,945
Total available for sale securities	$20,057	$19,937	$75,145	$73,591	$38,868	$37,492	$68,850	$66,328	$202,920	$197,348

Held to maturity securities
U.S. GSE obligations	$5,004	$4,970	$27,568	$27,276	$—	$—	$—	$—	$32,572	$32,246
Mortgage-backed securities	3	3	190	192	34,891	34,384	111,232	109,337	146,316	143,916
Corporate debt securities	—	—	6,966	6,862	—	—	—	—	6,966	6,862
Municipal securities	4,326	4,364	12,611	12,835	35,076	35,604	26,542	26,605	78,555	79,408
Total held to maturity securities	$9,333	$9,337	$47,335	$47,165	$69,967	$69,988	$137,774	$135,942	$264,409	$262,432
Total	$29,390	$29,274	$122,480	$120,756	$108,835	$107,480	$206,624	$202,270	$467,329	$459,780

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Amortized cost of securities sold	$—	$32,703
Gain/(loss) realized on securities sold	—	(2)
Net proceeds from securities sold	$—	$32,701

7.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

Loans outstanding are detailed by category as follows:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$299,182	$298,851
Mortgages - adjustable rate	241,330	239,027
Deferred costs net of unearned fees	1,087	1,042
Total residential mortgages	541,599	538,920

Commercial mortgage
Mortgages - nonowner occupied	584,414	562,203
Mortgages - owner occupied	40,050	35,343
Construction	31,585	35,904
Deferred costs net of unearned fees	240	199
Total commercial mortgages	656,289	633,649

Home equity
Home equity - lines of credit	66,889	70,326
Home equity - term loans	4,452	3,863
Deferred costs net of unearned fees	251	255
Total home equity	71,592	74,444

Commercial & industrial
Commercial & industrial	75,354	65,305
Deferred costs (fees) net of unearned fees	11	(10)
Total commercial & industrial	75,365	65,295

Consumer
Secured	35,705	37,272
Unsecured	1,188	1,303
Deferred costs net of unearned fees	16	16
Total consumer	36,909	38,591
Total loans	$1,381,754	$1,350,899

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

At March 31, 2018 and December 31, 2017, total loans outstanding to such directors and officers were $429,000 and $516,000, respectively. During the three months ended March 31, 2018, $6,000 of additions and $93,000 of repayments were made to these loans. There were $124,000 of additions and $298,000 of repayments during the year ended December 31, 2017. At March 31, 2018 and December 31, 2017, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,177	$213	$15	$—	$—	$1,405
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	119	—	—	23	—	142
Total	$1,296	$213	$15	$23	$—	$1,547

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$918	$213	$17	$—	$—	$1,148
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	121	—	—	29	—	150
Total	$1,039	$213	$17	$29	$—	$1,298

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

There were no new TDRs during the three months ended March 31, 2018. At March 31, 2018, three loans were determined to be TDRs with a total carrying value of $142,000. There were no TDR defaults during the three months ended March 31, 2018.

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

There were no specific allowances for TDRs at March 31, 2018 and December 31, 2017.

As of March 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	March 31, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$540,303	$71,577	$36,909
Non-performing	1,296	15	—
Total	$541,599	$71,592	$36,909

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$651,366	$67,033
7 (Special Mention)		4,710	7,991
8 (Substandard)		213	341
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$656,289	$75,365

	December 31, 2017
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$537,881	$74,427	$38,591
Non-performing	1,039	17	—
Total	$538,920	$74,444	$38,591

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$629,852	$56,755
7 (Special Mention)		3,584	8,126
8 (Substandard)		213	414
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$633,649	$65,295

With respect to residential mortgages, home equity, and consumer loans, the Bank utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans either have been placed on non-accrual, or are past due more than 90 days but are still accruing, and may contain greater than average risk.

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,908	$423	$686	$3,017	$538,582	$541,599
Commercial Mortgages	—	—	213	213	656,076	656,289
Home Equity	44	—	—	44	71,548	71,592
Commercial & Industrial	25	—	—	25	75,340	75,365
Consumer loans	3	12	—	15	36,894	36,909
Total	$1,980	$435	$899	$3,314	$1,378,440	$1,381,754

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,353	$706	$64	$2,123	$536,797	$538,920
Commercial Mortgages	—	32	—	32	633,617	633,649
Home Equity	1	—	17	18	74,426	74,444
Commercial & Industrial	—	—	—	—	65,295	65,295
Consumer loans	176	—	—	176	38,415	38,591
Total	$1,530	$738	$81	$2,349	$1,348,550	$1,350,899

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2018 and December 31, 2017.

Foreclosure proceedings

As of March 31, 2018 and December 31, 2017, loans secured by one- to four-family residential property amounting to $63,000 and $64,000, respectively, were in process of foreclosure.

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

The following tables present information pertaining to impaired loans:

	For the Three Months Ended March 31, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$23	$25	$23	$—	$—
Commercial mortgage	213	213	227	—	—
Residential mortgage	1,157	1,164	1,360	—	—
Home equity	68	69	99	—	—
Total	1,461	1,471	1,709	—	—
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	63	63	63	90	—
Home equity	—	—	—	—	—
Total	63	63	63	90	—
Total:
Commercial and industrial	23	25	23	—	—
Commercial mortgage	213	213	227	—	—
Residential mortgage	1,220	1,227	1,423	90	—
Home equity	68	69	99	—	—
Total	$1,524	$1,534	$1,772	$90	$—

	For the Three Months Ended March 31, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	232	232	232	—	—
Residential mortgage	693	701	874	—
Home equity	100	101	126	—	—
Consumer	—	—	—	—	—
Total	1,025	1,034	1,232	—	—
With required reserve recorded:
Commercial and industrial	283	285	291	108	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	315	317	315	200	—
Home equity	—	—	—	—	—
Total	598	602	606	308	—
Total:
Commercial and industrial	283	285	291	108	—
Commercial mortgage	232	232	232	—	—
Residential mortgage	1,008	1,018	1,189	200	—
Home equity	100	101	126	—	—
Consumer	—	—	—	—	—
Total	$1,623	$1,636	$1,838	$308	$—

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

We evaluate the loan portfolio on a quarterly basis, and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, will periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following tables contain changes in the allowance for loan losses disaggregated by loan category :

	For the Three Months Ended March 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(5)	(5)	—	(10)
Recoveries	—	—	—	11	2	—	13
Provision	(355)	648	(60)	193	(14)	(3)	409
Balance at March 31, 2018	$4,692	$8,937	$570	$1,145	$298	$90	$15,732

	For the Three Months Ended March 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$190	$15,261
Charge-offs	—	—	—	—	(7)	—	(7)
Recoveries	—	—	—	3	2	—	5
Provision	(86)	175	(35)	(152)	10	118	30
Balance at March 31, 2017	$4,812	$8,626	$616	$658	$269	$308	$15,289

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	March 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$90	$—	$—	$—	$—	$90
Collectively evaluated for impairment	4,692	8,937	570	1,145	298	15,642
Total	$4,782	$8,937	$570	$1,145	$298	$15,732

Loans receivable
Individually evaluated for impairment	$1,220	$213	$68	$23	$—	$1,524
Collectively evaluated for impairment	540,379	656,076	71,524	75,342	36,909	1,380,230
Total	$541,599	$656,289	$71,592	$75,365	$36,909	$1,381,754

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$93	$—	$—	$—	$—	$93
Collectively evaluated for impairment	5,047	8,289	630	946	315	15,227
Total	$5,140	$8,289	$630	$946	$315	$15,320

Loans receivable
Individually evaluated for impairment	$968	$213	$86	$29	$—	$1,296
Collectively evaluated for impairment	537,952	633,436	74,358	65,266	38,591	1,349,603
Total	$538,920	$633,649	$74,444	$65,295	$38,591	$1,350,899

8.	Income Taxes

In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s federal tax rate reduced from 35% to 21% effective January 1, 2018. The effective tax rate was 21.8% for the quarter ended March 31, 2018, as compared to 31.4% for the quarter ended March 31, 2017.

Net deferred tax assets totaled $7.9 million at March 31, 2018 and $8.3 million at December 31, 2017. The Company recorded no valuation allowance for deferred tax assets at March 31, 2018.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Current
Federal	$593	$932
State	253	234
Total current expense	846	1,166

Deferred
Federal	524	637
State	246	181
Total deferred	770	818
Total income tax expense	$1,616	$1,984

9.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$447	$89	$67	$6	$4
Interest cost	386	545	77	91	5	5
Expected return on assets	(723)	(818)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	16	237	1	—	5	(2)
Net periodic benefit cost (credit)	$(322)	$410	$167	$158	$16	$7

The Company made no contributions to the qualified defined benefit pension plan during the three months ended March 31, 2018. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2018.

The Company adopted Accounting Standards Update No. 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) on January 1, 2018.  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period and all other components of net periodic benefit cost in a separate line item(s) on the consolidated statements of income. The components of net periodic pension cost other than the service cost components are included in other expenses.

Employee Profit Sharing Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The PSP plan was amended effective January 1, 2018.  The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, up from 3% in 2017.  Each year, the Company may also make a discretionary contribution to the PSP. It is anticipated that the Company will make a discretionary contribution to the

Plan of 4% of eligible compensation for plan participants. Employees are eligible to participate in the PSP on the first day of their initial date of service.  Additionally, employees will be eligible to participate in the discretionary contribution portion of the PSP if employed by the Company on the last day of the plan year.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. The Company may make a discretionary contribution to the ESOP on an annual basis.  Shares of the Company’s common stock can then be purchased and allocated to eligible participant accounts at the then quoted market price.  Participants can elect to have cash dividends paid during the year re-invested to purchase additional shares.

Total expenses related to the PSP and ESOP for the three months ended March 31, 2018 and March 31, 2017 amounted to approximately $823,000 and $238,000, respectively.

10.	STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

During the three months ended March 31, 2018, the Company issued the following RSAs and RSUs from the 2017 Equity and Cash Incentive Plan.  The fair value of RSAs and RSUs is based upon the Company’s common stock closing share price on the date of the grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

	Weighted-
	Average
Shares Granted	Fair Value at Grant Date	Type of Award
11,838	$76.71	RSAs
7,839	$76.56	RSUs

Performance-Based Restricted Stock Units

On January 22, 2018, the Company granted 23,511 performance-based restricted stock units. These performance-based restricted stock units were issued from the 2017 Equity and Cash Incentive Plan and had a grant date fair value per share of $76.56, as determined by the closing price on grant date. Performance-based restricted stock units are subject to a 3-year performance period and will be earned based on Return on Assets and diluted Earnings Per Share growth performance as compared to the Company’s peer group.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, performance based restricted stock units, and the related tax benefits recognized:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Stock based compensation expense	$540	$273
Related tax benefits	$152	$112

11.	Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential mortgage loans, derivatives contracts, risk participation agreements, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments assuming that the amounts are fully advanced and that collateral, or other security, is of no value. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$313,313	$304,298
Origination of new loans	34,392	45,061
Standby letters of credit	8,669	8,322

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	1,124	1,490
Customer related derivative contracts:
Interest rate swaps with customers	78,967	74,758
Mirror swaps with counterparties	78,967	74,758
Risk participation agreements with counterparties	39,095	38,494

12.	Shareholders’ Equity

As of March 31, 2018 and December 31, 2017, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$174,684	13.9%	$100,692	8.0%	$124,292	9.875%	$132,159	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	158,950	12.6%	75,519	6.0%	99,119	7.875%	106,986	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	158,950	12.6%	56,639	4.5%	80,239	6.375%	88,106	7.0%	N/A	N/A
Tier I capital (to average assets)	158,950	8.1%	78,043	4.0%	78,043	4.000%	78,043	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$170,546	13.5%	$100,692	8.0%	$124,292	9.875%	$132,159	10.5%	$125,866	10.0%
Tier I capital (to risk-weighted assets)	154,812	12.3%	75,519	6.0%	99,119	7.875%	106,986	8.5%	100,692	8.0%
Common equity tier I capital (to risk-weighted assets)	154,812	12.3%	56,639	4.5%	80,239	6.375%	88,106	7.0%	81,813	6.5%
Tier I capital (to average assets)	154,812	7.9%	78,043	4.0%	78,043	4.000%	78,043	4.0%	97,554	5.0%

At December 31, 2017
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$168,615	13.7%	$98,136	8.0%	$113,470	9.25%	$128,804	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	153,281	12.5%	73,602	6.0%	88,936	7.25%	104,270	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	153,281	12.5%	55,202	4.5%	70,535	5.75%	85,869	7.0%	N/A	N/A
Tier I capital (to average assets)	153,281	8.1%	76,026	4.0%	76,026	4.00%	76,026	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$164,880	13.4%	$98,136	8.0%	$113,470	9.25%	$128,804	10.5%	$122,670	10.0%
Tier I capital (to risk-weighted assets)	149,546	12.2%	73,602	6.0%	88,936	7.25%	104,270	8.5%	98,136	8.0%
Common equity tier I capital (to risk-weighted assets)	149,546	12.2%	55,202	4.5%	70,535	5.75%	85,869	7.0%	79,736	6.5%
Tier I capital (to average assets)	149,546	7.9%	76,026	4.0%	76,026	4.00%	76,026	4.0%	95,033	5.0%

13.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) during the period, by component, net of tax:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	$(1,678)	$326	$(1,352)	$292	$(103)	$189
Reclassification adjustment for (gains)/losses recognized in net income	—	—	—	2	(1)	1
Defined benefit retirement plans
Change in retirement liability	14	(4)	10	224	(92)	132
Total Other Comprehensive Income (Loss)	$(1,664)	$322	$(1,342)	$518	$(196)	$322

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) that have an impact on net income are presented below:

Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$—	$(2)	(Loss) gain on disposition of investment securities
Tax benefit or (expense)	—	1	Provision for income taxes
Net of tax	$—	$(1)	Net income

14.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$5,805	$4,328
Less dividends and undistributed earnings allocated to participating securities	(64)	(47)
Net income applicable to common shareholders	$5,741	$4,281

Denominator:
Weighted average common shares outstanding	4,053	4,012
Earnings per common share - basic	$1.42	$1.07

Earnings per common share - diluted:
Numerator:
Net income	$5,805	$4,328
Less dividends and undistributed earnings allocated to participating securities	(64)	(47)
Net income applicable to common shareholders	$5,741	$4,281

Denominator:
Weighted average common shares outstanding	4,053	4,012
Dilutive effect of common stock equivalents	19	39
Weighted average diluted common shares outstanding	4,072	4,051
Earnings per common share - diluted	$1.41	$1.06

15.	Derivative Financial Instruments

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

As of March 31, 2018 and December 31, 2017, the Bank had interest rate swap contracts with commercial loan borrowers with notional amounts of $79.0 million and $74.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan related derivative income.

The credit risk associated with swap transactions is the risk of default by the counterparty. To minimize this risk, the Company enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties under a collateral pledging agreement, and, thus, are not a measure of the potential loss exposure.

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

Under a risk participation-out agreement (a derivative asset), the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower for a fee paid to the participating bank. Under a risk participation-in agreement (a derivative liability), the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower for a fee received from the other bank.

As of March 31, 2018, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $39.1 million and $0, respectively.  As of December 31, 2017, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $38.5 million and $0, respectively.

The following table presents the fair values of derivative instruments in the Company’s unaudited consolidated balance sheets:

		Derivative Assets			Derivative Liabilities
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
		(dollars in thousands)			(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Loan related derivative contracts
Interest rate swaps with customers	Other Assets	$3,253	$1,859	Other Liabilities	$—	$—
Mirror swaps with counterparties	Other Assets	—	—	Other Liabilities	3,253	1,859
Risk participation agreements	Other Assets	—	—	Other Liabilities	54	81
Total		$3,253	$1,859		$3,307	$1,940

For the three months ended March 31, 2018 and March 31, 2017, the Company recorded $472,000 and $188,000, respectively, of loan related derivative income.

16.	Fair Value Measurements

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans.

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures as of March 31, 2018.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$56,265	$56,265	$103,591	$103,591
Securities available for sale	197,935	197,935	205,017	205,017
Securities held to maturity	264,409	262,432	232,188	233,554
Loans, net	1,366,022	1,320,509	1,335,579	1,304,719
Loans held for sale	—	—	—	—
FHLB Boston stock	4,242	4,242	4,242	4,242
Bank owned life insurance	30,535	30,535	31,083	31,083
Accrued interest receivable	5,059	5,059	5,128	5,128
Mortgage servicing rights	760	1,049	793	1,049
Loan level interest rate swaps	3,253	3,253	1,859	1,859

Financial liabilities
Deposits	1,782,392	1,779,459	1,775,400	1,772,838
Short-term borrowings	—	—	—	—
Long-term borrowings	3,537	3,486	3,579	3,559
Loan level interest rate swaps	3,253	3,253	1,859	1,859
Risk participation agreements	54	54	81	81

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$88,423	$—	$88,423
Mortgage-backed securities	—	103,980	—	103,980
Corporate debt securities	—	4,945	—	4,945
Mutual funds	587	—	—	587
Other assets
Interest rate swaps with customers	—	3,253	—	3,253
Other liabilities
Mirror swaps with counterparties	—	3,253	—	3,253
Risk participation agreements	—	54	—	54

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$88,791	$—	$88,791
Mortgage-backed securities	—	110,626	—	110,626
Corporate debt securities	—	5,001	—	5,001
Mutual funds	599	—	—	599
Other assets
Interest rate swaps with customers	—	1,859	—	1,859
Other liabilities
Mirror swaps with counterparties	—	1,859	—	1,859
Risk participation agreements	—	81	—	81

There were no assets measured at fair value on a non-recurring basis during the quarter ended March 31, 2018 and at December 31, 2017.

There were no transfers between levels for the three months ended March 31, 2018 and the three months ended March 31, 2017.

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

Loans

For most categories of loans, fair values are estimated using projected future cash flows, discounted at rates based upon current rates at which similar loans would be made to borrowers with similar credit ratings, and for similar remaining maturities. Projected estimated cash flows are adjusted for prepayment assumptions, liquidity premium assumptions, and credit loss assumptions. Loans that are deemed to be impaired in accordance with ASC 310, “Receivables,” are valued based upon the lower of cost or fair value of the underlying collateral.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company, is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”) formed in 1890.  As of March 31, 2018, the Company had total assets of approximately $2.0 billion. The Bank operates 10 full-service banking offices in six cities and towns in Eastern Massachusetts. As a Private Bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has four offices, one in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of March 31, 2018, the Company had Assets under Management and Administration of approximately $3.1 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes its investment portfolios to help its clients meet their long-term financial goals while moderating short-term stock market volatility. Through careful monitoring of asset allocation and disciplined security selection, the Bank’s in-house investment team provides clients with long-term capital growth while minimizing risk. Our internally developed, research-driven process is managed by our team of portfolio managers and analysts. We build discretionary portfolios consisting of our best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds. Our team-oriented approach fosters spirited discussion and rigorous evaluation of investments.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender and in recent years has diversified commercial operations within the areas of commercial and industrial lending to include Innovation Banking, which specializes in working with New England-based entrepreneurs, and asset based lending that helps companies throughout New England and New York grow by borrowing against existing assets. The Innovation Banking group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies within our market area that are primarily serviced by out-of-market institutions. Personal banking focuses on providing exceptional service to clients and in deepening relationships.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers allowance for loan losses and income taxes to be its critical accounting policies. There have been no significant changes to the Company’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Developments

See Note 4 to the Unaudited Consolidated Financial Statements for details of recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

Results of Operations

Results of Operations for the three months ended March 31, 2018 and March 31, 2017

General. Net income increased $1.5 million, or 34.1%, to $5.8 million for the quarter ended March 31, 2018, as compared to net income of $4.3 million for the quarter ended March 31, 2017, primarily due to an $813,000 increase in net interest and dividend income after the provision for loan losses, an $851,000 increase in non-interest income, and a $368,000 decrease in income tax expense.  Net income increases were partially offset by a $555,000 increase in noninterest expense. As previously reported, the Tax Cuts and Jobs Act reduced the statutory federal tax rate to 21% from 35% effective in 2018, contributing to the increase in net income.

Net Interest and Dividend Income. Net interest and dividend income after the provision for loan losses increased by $813,000, or 5.8%, to $14.7 million for the quarter ended March 31, 2018, as compared to $13.9 million for the quarter ended March 31, 2017. The increase was due to a combination of higher average interest-earning assets and higher yields on these assets.  Average interest earning assets increased by $108.1 million, or 6.1%, to $1.9 billion as of March 31, 2018, from $1.8 billion as of March 31, 2017. The Company’s net interest margin, on a fully taxable equivalent basis, increased two basis points to 3.28% for the quarter ended March 31, 2018, as compared to 3.26% for the quarter ended March 31, 2017.

Interest and Dividend Income. Total interest and dividend income increased $1.5 million, or 9.9%, to $16.1 million for the quarter ended March 31, 2018, as compared to $14.7 million for the quarter ended March 31, 2017, primarily due to a $970,000 increase in interest income from loans, a $277,000 increase in interest on investment securities, and a $203,000 increase in interest on overnight investments.

Interest Expense. Interest expense increased $267,000, or 37.5%, to $1.0 million for the quarter ended March 31, 2018, as compared to $712,000 for the quarter ended March 31, 2017. The increase was driven by a $47.1 million increase in average interest bearing liabilities, which contributed to a five basis points increase in the average cost of funds of 0.21% from 0.16%. The increase in average interest bearing liabilities was primarily driven by an increase in average savings balances of $54.6 million. We experienced an increase in the average cost of savings accounts for the quarter ended March 31, 2018, as compared to March 31, 2017 as the Company has been able to grow these products and attract new and deepen client relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $409,000 for the quarter ended March 31, 2018, as compared to $30,000 for the quarter ended March 31, 2017. The increase in the provision is primarily driven by loan growth during the first quarter of 2018 as compared to the first quarter of 2017. We recorded net recoveries of $3,000 for the quarter ended March 31, 2018, as compared to net charge-offs of $2,000 in 2017. The allowance for loan losses was $15.7 million, or 1.14% of total loans at March 31, 2018, as compared to $15.3 million, or 1.17% of total loans at March 31, 2017.

Noninterest Income. Total noninterest income increased by $851,000, or 11.6%, to $8.2 million for the quarter ended March 31, 2018, as compared to $7.3 million for the quarter ended March 31, 2017 primarily as a result of increased Wealth Management revenue. Noninterest income was 35.1% of total revenue for the quarter ended March 31, 2018. Wealth Management revenue increased by $764,000, or 14.2%, for the quarter ended March 31, 2018, primarily due to market appreciation. Wealth Management Assets under Management increased by $293.7 million, or 11.0%, to $3.0 billion as of March 31, 2018, as compared to $2.7 billion as of March 31, 2017. Loan related derivative income increased $284,000 for the quarter ended March 31, 2018, as compared to 2017 due to the volume of derivative transactions executed in the first quarter of 2018.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$5,932	$5,172
Asset-based revenues	5,932	5,172
Financial planning fees and other service fees	194	190
Total wealth management revenues	$6,126	$5,362

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Wealth Management assets under management
Balance at the beginning of the period	$2,971,322	$2,572,760
Gross client asset inflows	75,142	90,523
Gross client asset outflows	(74,730)	(71,334)
Net investment appreciation & income	3,064	89,153
Balance at the end of the period	$2,974,798	$2,681,102
Weighted average management fee	0.80%	0.80%

There were no significant changes to the average fee rates and fee structure for the three months ended March 31, 2018 and 2017.

Noninterest income increases were partially offset by lower gains on loans held for sale of $208,000 and lower deposit account fee income of $63,000 for the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017.

Noninterest Expense. Total noninterest expense increased by $555,000, or 3.7%, to $15.5 million for the quarter ended March 31, 2018, as compared to $14.9 million for the quarter ended March 31, 2017, primarily driven by higher salaries and employee benefits expense and higher marketing expense. The increase in salaries and employee benefits expense of $917,000 was driven by the combination of increased staffing to support business initiatives, higher employee benefit costs, and the adoption of new accounting guidance (“ASU 2017-07”) for the presentation of net periodic pension costs and net periodic postretirement benefit costs. The amount added to salaries and benefits expense from the adoption of ASU 2017-07 during the first quarter of 2018 was approximately $239,000, which was correspondingly recorded as a decrease in other expense during the first quarter of 2018. The adoption of ASU 2017-07 required that the Company represent the impacted line items for the first quarter of 2017. The result of this retrospective application for the first quarter of 2017 was a decrease in salaries and benefits expense of approximately $56,000 and a corresponding increase in other expense for the same amount. The increase of $168,000 in marketing expense was due to the increased focus of growing brand awareness within our markets.

Noninterest expense increases were partially offset by lower other expenses of $418,000, primarily resulting from the adoption of new accounting guidance for net periodic pension cost and net periodic postretirement benefit cost as discussed above, lower data processing costs of $93,000, and lower occupancy and equipment expenses of $26,000 for the quarter ended March 31, 2018, as compared to March 31, 2017.

Income Tax Expense. In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s statutory federal tax rate decreased from 35% to 21% effective January 1, 2018. The Company recorded a provision for income taxes of $1.6 million for the quarter ended March 31, 2018, as compared to $2.0 million for the same quarter in 2017. The effective tax rate was 21.8% for the quarter ended March 31, 2018, as compared to 31.4% for the same quarter in 2017. Additionally, the Company recognized $148,000 of tax benefit resulting from the accounting for share-based payments during the first quarter of 2018.

Changes in Financial Condition

Total Assets. Total assets increased $11.8 million, or 0.6%, to $2.0 billion at March 31, 2018, from $1.9 billion at December 31, 2017. The increase was primarily the result of a $30.9 million increase in loans, a $25.1 million increase in investment securities partially offset by a decrease in cash and cash equivalents of $47.3 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $47.3 million to $56.3 million at March 31, 2018 from $103.6 million at December 31, 2017 as cash on hand was used to fund loan growth and investment securities purchases during the quarter.

Investment Securities. The carrying value of total investment securities increased by $25.1 million to $462.3 million at March 31, 2018, from $437.2 million at December 31, 2017. The increase in investment securities was primarily driven by an increase of $32.2 million in held to maturity investment securities, offset by a decrease of $7.1 million in available for sale investment securities.

Loans. Total loans increased $30.9 million, or 2.3%, from December 31, 2017 and stood at $1.4 billion as of March 31, 2018. The growth in total loans was primarily due to increases in commercial real estate loans of $22.6 million, or 3.6%, from $633.6 million at December 31, 2017 to $656.3 million at March 31, 2018 and increases in commercial and industrial loans of $10.1 million, or 15.4%, from $65.3 million at December 31, 2017 to $75.4 million at March 31, 2018. Net loan growth during the quarter was healthy despite continued payoffs and strong competition in the greater Boston area.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2018, our investment in bank-owned life insurance was $30.5 million, representing a decrease of $548,000 from $31.1 million at December 31, 2017, primarily due to payment of death benefits recorded during the first quarter of 2018.

Deposits. Total deposits were $1.8 billion at March 31, 2018 and December 31, 2017. Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $20.6 million, or 1.3%, from December 31, 2017. The increase was primarily due to a $43.0 million increase in savings accounts, a $9.5 million increase in demand deposits, partially offset by a $26.1 million decrease in interest bearing checking and a $5.8 million decrease in money market accounts.  The Bank continues to run promotional saving campaigns to attract and deepen client relationships.  The cost of total deposits for the quarter ended March 31, 2018 was 0.22%, as compared to 0.17% for the quarter ended March 31, 2017 and is unchanged from the quarter ended December 31, 2017.

Borrowings. At March 31, 2018, borrowings consisted of advances from the FHLB of Boston. Total borrowings decreased slightly to $3.5 million at March 31, 2018, from $3.6 million at December 31, 2017.

Shareholders’ Equity. Total shareholders’ equity increased $2.9 million, or 2.0%, to $150.9 million at March 31, 2018, from $148.0 million at December 31, 2017. The increase was primarily the result of net income of $5.8 million and an increase of $402,000 in additional paid-in capital related to stock-based compensation, partially offset by increases in unrealized losses of $1.4 million in available for sale securities, and regular dividend payments of $2.0 million. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassed $1.3 million from accumulated other comprehensive income to retained earnings to reflect the stranded tax effects related to the Tax Cuts and Jobs Act of 2017.

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”) and U.S. GSE mortgage-backed securities, corporate debt securities, and mutual funds. These securities are carried at fair value, and except for equity securities, unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders’ equity. Changes in fair value for equity securities are recognized in earnings in accordance with ASU 2016-01.

The fair value of securities available for sale totaled $197.9 million and included gross unrealized gains of $205,000 and gross unrealized losses of $5.8 million at March 31, 2018.  At December 31, 2017, the fair value of securities available for sale totaled $205.0 million and included gross unrealized gains of $260,000 and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2018 are carried at their amortized cost of $264.4 million. At December 31, 2017, securities held to maturity totaled $232.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$88,423	45%	$88,791	43%
Mortgage-backed securities	103,980	53%	110,626	55%
Corporate debt securities	4,945	2%	5,001	2%
Mutual funds	587	0%	599	0%
Total securities available for sale	$197,935	100%	$205,017	100%
Held to maturity securities
U.S. GSE obligations	$32,572	12%	$32,572	14%
Mortgage-backed securities	146,316	55%	117,155	50%
Corporate debt securities	6,966	3%	1,998	1%
Municipal securities	78,555	30%	80,463	35%
Total securities held to maturity	$264,409	100%	$232,188	100%
Total	$462,344	100%	$437,205	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At March 31, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,017	1.1%	$70,000	1.3%	$—	—	$—	—	$90,017	1.3%
Mortgage-backed securities	40	4.7%	116	5.4%	38,868	1.8%	68,850	2.0%	107,874	1.9%
Corporate debt securities	—	—	5,029	2.0%	—	—	—	—	5,029	2.0%
Total available for sale securities	$20,057	1.1%	$75,145	1.4%	$38,868	1.8%	$68,850	2.0%	$202,920	1.6%

Held to maturity securities
U.S. GSE obligations	$5,004	1.4%	$27,568	2.4%	$—	—	$—	—	$32,572	2.3%
Mortgage-backed securities	3	6.0%	190	4.4%	34,891	2.3%	111,232	2.5%	146,316	2.5%
Corporate debt securities	—	—	6,966	2.6%	—	—	—	—	6,966	2.6%
Municipal securities	4,326	5.0%	12,611	4.6%	35,076	3.8%	26,542	3.8%	78,555	4.0%
Total held to maturity securities	$9,333	3.1%	$47,335	3.0%	$69,967	3.0%	$137,774	2.8%	$264,409	2.9%
Total	$29,390	1.7%	$122,480	2.0%	$108,835	2.6%	$206,624	2.5%	$467,329	2.3%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$14,999	1.1%	$75,022	1.3%	$—	—	$—	—	$90,021	1.3%
Mortgage-backed securities	93	4.7%	129	5.4%	26,319	1.7%	86,643	1.9%	113,184	1.9%
Corporate debt securities	—	—	4,034	1.7%	1,000	2.6%	—	—	5,034	1.8%
Total available for sale securities	$15,092	1.1%	$79,185	1.3%	$27,319	1.8%	$86,643	1.9%	$208,239	1.6%

Held to maturity securities
U.S. GSE obligations	$—	—	$32,572	2.2%	$—	—	$—	—	$32,572	2.2%
Mortgage-backed securities	6	4.5%	256	4.4%	25,485	2.1%	91,408	2.2%	117,155	2.2%
Corporate debt securities	—	—	1,998	2.5%	—	—	—	—	1,998	2.5%
Municipal securities	3,675	6.1%	13,320	5.7%	34,426	4.7%	29,042	4.6%	80,463	4.9%
Total held to maturity securities	$3,681	6.1%	$48,146	3.2%	$59,911	3.5%	$120,450	2.8%	$232,188	3.1%
Total	$18,773	2.1%	$127,331	2.0%	$87,230	3.0%	$207,093	2.4%	$440,427	2.4%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and 35% at March 31, 2018 and December 31, 2017, respectively.

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

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following summary shows the composition of the loan portfolio at the dates indicated:

	March 31,		December 31,
	2018	% of Total	2017	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$299,182	22%	$298,851	22%
Mortgages - adjustable rate	241,330	17%	239,027	18%
Deferred costs net of unearned fees	1,087	0%	1,042	0%
Total residential mortgages	541,599	39%	538,920	40%
Commercial mortgage
Mortgages - nonowner occupied	584,414	43%	562,203	41%
Mortgages - owner occupied	40,050	3%	35,343	3%
Construction	31,585	2%	35,904	3%
Deferred costs net of unearned fees	240	0%	199	0%
Total commercial mortgages	656,289	48%	633,649	47%
Home equity
Home equity - lines of credit	66,889	5%	70,326	5%
Home equity - term loans	4,452	0%	3,863	0%
Deferred costs net of unearned fees	251	0%	255	0%
Total home equity	71,592	5%	74,444	5%
Commercial & industrial
Commercial & industrial	75,354	5%	65,305	5%
Deferred costs net of unearned fees	11	0%	(10)	0%
Total commercial & industrial	75,365	5%	65,295	5%
Consumer
Secured	35,705	3%	37,272	3%
Unsecured	1,188	0%	1,303	0%
Deferred costs net of unearned fees	16	0%	16	0%
Total consumer	36,909	3%	38,591	3%
Total loans	$1,381,754	100%	$1,350,899	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $541.6 million at March 31, 2018, an increase of $2.7 million, or 0.5%, from $538.9 million at December 31, 2017, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 39% and 40% of total loans at March 31, 2018 and December 31, 2017, respectively.

The average loan balance outstanding in the residential portfolio was $366,000 and the largest individual residential mortgage loan outstanding was $4.2 million as of March 31, 2018. At March 31, 2018, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $453,100 in 2018 from $424,100 in 2017, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low and moderate income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $97.8 million at March 31, 2018 and $99.8 million at December 31, 2017.

The table below presents residential real estate loan origination activity for the periods indicated:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Originations for retention in portfolio	$20,441	$101,307
Originations for sale to the secondary market	3,095	15,663
Total	$23,536	$116,970

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Loans sold with servicing rights retained	$—	$10,338
Loans sold with servicing rights released	3,095	11,906
Total	$3,095	$22,244

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $760,000 and $793,000 as of March 31, 2018 and December 31, 2017 respectively.

Commercial Mortgage.  The commercial real estate loans portfolio represented 48% and 47% of total loans at March 31, 2018 and December 31, 2017. Commercial real estate loans were $656.3 million as of March 31, 2018, an increase of $22.6 million, or 3.6% from $633.6 million at December 31, 2017.

Commercial real estate loans are secured by a variety of property types, with approximately 90.4% of the total at March 31, 2018 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.6 million, and the largest individual commercial real estate loan outstanding was $16.8 million as of March 31, 2018. At March 31, 2018, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity.  The home equity portfolio totaled $71.6 million and $74.4 million at March 31, 2018 and December 31, 2017, respectively.  The home equity portfolio represented 5% of total loans at March 31, 2018 and December 31, 2017.

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

At March 31, 2018, the average loan balance outstanding in this portfolio was $69,000, and the largest home equity line of credit was a $2.2 million line of credit and had an outstanding balance of $2.2 million. At March 31, 2018, this line of credit was performing in accordance with its original terms.

We also offer home equity term loans which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed-rate second mortgage loans, which generally have a term between 5 and 20 years.

Commercial and Industrial (C&I).  The commercial and industrial portfolio totaled $75.4 million and $65.3 million at March 31, 2018 and December 31, 2017, respectively.  The C&I portfolio represented 5% of total loans at March 31, 2018 and December 31, 2017. The average loan balance outstanding in this portfolio was $120,000 and the largest individual commercial and industrial loan outstanding was $14.1 million as of March 31, 2018. At March 31, 2018, this loan was performing in accordance with its original terms.

The Company’s C&I loan customers represent various small- and middle-market established businesses involved in professional services, accommodation and food services, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses.  The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Consumer Loans.  The consumer loan portfolio totaled $36.9 million at March 31, 2018 from $38.6 million at December 31, 2017.   Consumer loans represented 3% of the total loans portfolio at March 31, 2018 and December 31, 2017.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at March 31, 2018. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2018
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$1,178	$14,487	$525,934	$541,599
Commercial mortgage	23,212	175,536	457,541	656,289
Home equity	1,040	1,124	69,428	71,592
Commercial & Industrial	41,380	29,948	4,037	75,365
Consumer	36,853	56	—	36,909
Total	$103,663	$221,151	$1,056,940	$1,381,754

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable or floating rate of interest at March 31, 2018. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2018
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$299,784	$241,815	$—	$541,599
Commercial mortgage	313,197	156,889	186,203	656,289
Home equity	4,692	37	66,863	71,592
Commercial & Industrial	20,475	443	54,447	75,365
Consumer	208	—	36,701	36,909
Total	$638,356	$399,184	$344,214	$1,381,754

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccruals	$1,405	$1,148
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	142	150
Total nonperforming loans	$1,547	$1,298
Accruing troubled debt restructured loans	$23	$29
Nonperforming loans as a percentage of gross loans	0.11%	0.10%
Nonperforming loans as a percentage of total assets	0.08%	0.07%

At March 31, 2018 and December 31, 2017, impaired loans had specific reserves of $90,000 and $93,000, respectively.

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

Total nonperforming loans increased slightly during the months ended March 31, 2018 as compared to December 31, 2017, primarily due to an increase in residential non-accrual loans.

The Company continues to monitor closely the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2018 and December 31, 2017, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans, and other relevant factors. We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Note 7 to the Unaudited Consolidated Financial Statements.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	March 31,	December 31,
	2018	2017
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,381,754	$1,350,899
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,363,601	$1,333,341
Balance of allowance for loan losses at the beginning of year	$15,320	$15,261
Loans charged-off:
Commercial and industrial	(5)	(284)
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	(5)	(39)
Total loans charged-off	$(10)	$(323)
Recovery of loans previously charged-off:
Commercial and industrial	11	13
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	2	7
Total recoveries of loans previously charged-off:	13	20
Net loan (charge-offs) recoveries	$3	$(303)
Provision charged to operating expense	409	362
Balance at end of period	$15,732	$15,320
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	0.00%	(0.02)%
Ratio of allowance for loan losses to loans outstanding	1.14%	1.13%

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

At March 31, 2018, we had a total of $101.1 million in certificates of deposit, excluding brokered deposits, of which $60.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of March 31, 2018, we had a total of $45.2 million of brokered deposits and $52.7 million of brokered deposits at December 31, 2017.

The following tables set forth the average balances of the Bank’s deposits for the periods indicated:

	March 31,			December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$504,016	28.5%	—	$470,871	28.2%	—
Interest bearing checking	436,741	24.7%	0.05%	394,132	23.6%	0.05%
Money Market	65,749	3.7%	0.16%	68,891	4.1%	0.15%
Savings	611,258	34.4%	0.38%	571,659	34.2%	0.35%
Retail certificates of deposit under $100,000	37,539	2.1%	0.49%	40,447	2.4%	0.49%
Retail certificates of deposit of $100,000 or greater	66,464	3.8%	0.63%	71,030	4.2%	0.64%
Wholesale certificates of deposit	48,877	2.8%	1.60%	54,933	3.3%	1.56%
Total	$1,770,644	100%	0.23%	$1,671,963	100%	0.23%

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $3.5 million at March 31, 2018, a decrease of $42,000 compared to $3.6 million at December 31, 2017.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,352,562	$13,378	4.01%	$1,302,602	$12,373	3.85%
Tax-exempt	11,039	122	4.48	16,796	202	4.88
Securities available for sale (3)
Taxable	206,463	837	1.64	314,813	1,272	1.64
Securities held to maturity
Taxable	167,010	877	2.13	21,757	122	2.27
Tax-exempt	79,207	787	4.03	82,726	1,023	5.02
Cash and due from banks	76,931	271	1.43	46,427	68	0.59
Total interest-earning assets (4)	1,893,212	16,272	3.49%	1,785,121	15,060	3.42%
Non interest-earning assets	68,608			71,278
Allowance for loan losses	(15,479)			(15,248)
Total assets	$1,946,341			$1,841,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$436,741	$50	0.05%	$420,669	$17	0.02%
Savings accounts	611,258	546	0.36	556,686	294	0.21
Money market accounts	65,749	25	0.15	70,444	26	0.15
Certificates of deposit	152,880	341	0.90	170,338	354	0.84
Total interest-bearing deposits	1,266,628	962	0.31	1,218,137	691	0.23
Other borrowed funds	3,551	17	1.94	4,919	21	1.73
Total interest-bearing liabilities	1,270,179	979	0.31%	1,223,056	712	0.24%
Non-interest-bearing liabilities
Demand deposits	504,016			457,648
Other liabilities	23,165			24,708
Total liabilities	1,797,360			1,705,412
Shareholders’ equity	148,981			135,739
Total liabilities & shareholders’ equity	$1,946,341			$1,841,151
Net interest income on a fully taxable equivalent basis		15,293			14,348
Less taxable equivalent adjustment		(191)			(429)
Net interest income		$15,102			$13,919
Net interest spread (5)			3.17%			3.19%
Net interest margin (6)			3.28%			3.26%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table describe the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	Three Months Ended March 31, 2018
	Compared with
	Three Months Ended March 31, 2017
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$484	$521	$1,005
Tax-exempt	(65)	(15)	(80)
Securities available for sale
Taxable	(439)	4	(435)
Securities held to maturity
Taxable	763	(8)	755
Tax-exempt	(42)	(194)	(236)
Cash and due from banks	65	138	203
Total interest income	$766	$446	$1,212
Interest expense
Deposits
Checking accounts	1	32	33
Savings accounts	31	221	252
Money market accounts	(2)	1	(1)
Certificates of deposit	(38)	25	(13)
Total interest-bearing deposits	(8)	279	271
Other borrowed funds	(6)	2	(4)
Total interest expense	$(14)	$281	$267
Change in net interest income	$780	$165	$945

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Company’s board of directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources including borrowings with the FHLB of Boston, the Federal Reserve Bank of Boston’s discount window, and certificates of deposit from institutional brokers.

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

As of March 31, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	1.5
+300	1.2
+200	1.0
+100	0.7
–100	(7.5)

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of March 31, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 7.8% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 17.9% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan-and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Capital Adequacy.  Total shareholders’ equity was $150.9 million at March 31, 2018, compared to $148.0 million at December 31, 2017. The Company’s equity increased primarily as a result of an increase in earnings. The ratio of average total equity to average total assets amounted to 7.65% at March 31, 2018 and 7.55% at December 31, 2017.   Book value per share at March 31, 2018 and December 31, 2017 amounted to $36.79 and $36.24, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2018, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 12 – Shareholders’ Equity.

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

Off-Balance-Sheet Arrangements.  Our significant off-balance-sheet arrangements consist of the following:

•	Commitments to originate and sell loans;
•	Standby and commercial letters of credit;
•	Unused lines of credit;
•	Unadvanced portions of construction loans;
•	Unadvanced portions of other loans;
•	Loan related derivatives;
•	Risk participation agreements;
•	Loan related derivatives; and
•	Risk participation agreements.

Off-balance-sheet arrangements are more fully discussed within Note 11 – Financial Instruments with Off-Balance-Sheet Risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Item 2 of this report under “Market Risk and Liability Management.”

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting.  During the period ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share
Period
January 1 to January 31, 2018	6,039	$79.26
February 1 to February 28, 2018	183	$78.62
March 1 to March 31, 2018	18	$87.30
Total	6,240
(1)	Shares repurchased by the Company relate to shares tendered by employees to exercise stock options or to pay their income tax liability on current period RSA vestings.

The Company does not currently have a stock repurchase program or plan in place.

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

CAMBRIDGE BANCORP

May 9, 2018	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

May 9, 2018
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)