Form 10-Q
period 2018-06-30
CAMBRIDGE BANCORP
filed 2018-08-09
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 4,104,349 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$35,119	$103,591
Investment securities
Available for sale, at fair value (amortized cost $197,135 and $208,911, respectively)	191,011	205,017
Held to maturity, at amortized cost (fair value $276,866 and $233,554, respectively)	279,694	232,188
Total investment securities	470,705	437,205
Loans held for sale, at lower of cost or fair value	566	—
Loans
Residential mortgage	549,982	538,920
Commercial mortgage	662,613	633,649
Home equity	71,853	74,444
Commercial & Industrial	80,152	65,295
Consumer	36,608	38,591
Total loans	1,401,208	1,350,899
Less: allowance for loan losses	(15,645)	(15,320)
Net loans	1,385,563	1,335,579
Federal Home Loan Bank of Boston Stock, at cost	4,513	4,242
Bank owned life insurance	30,671	31,083
Banking premises and equipment, net	9,116	9,310
Deferred income taxes, net	8,432	8,273
Accrued interest receivable	5,279	5,128
Other assets	21,250	15,523
Total assets	$1,971,214	$1,949,934
Liabilities
Deposits
Demand	$547,631	$493,613
Interest bearing checking	408,074	462,957
Money market	81,848	69,259
Savings	613,478	589,741
Certificates of deposit	137,256	159,830
Total deposits	1,788,287	1,775,400
Short-term borrowings	—	—
Long-term borrowings	3,494	3,579
Other liabilities	23,741	22,998
Total liabilities	1,815,522	1,801,977
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,104,317 shares and 4,082,188 shares, respectively	4,104	4,082
Additional paid-in capital	37,152	35,663
Retained earnings	123,276	114,093
Accumulated other comprehensive loss	(8,840)	(5,881)
Total shareholders’ equity	155,692	147,957
Total liabilities and shareholders’ equity	$1,971,214	$1,949,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$14,132	$12,555	$27,510	$24,928
Interest on tax-exempt loans	92	139	188	270
Interest on taxable investment securities	1,920	1,656	3,634	3,050
Interest on tax-exempt investment securities	604	660	1,226	1,325
Dividends on FHLB of Boston stock	58	43	109	85
Interest on overnight investments	130	48	401	116
Total interest and dividend income	16,936	15,101	33,068	29,774
Interest expense
Interest on deposits	1,053	683	2,015	1,374
Interest on borrowed funds	29	188	46	209
Total interest expense	1,082	871	2,061	1,583
Net interest and dividend income	15,854	14,230	31,007	28,191
Provision for (Release of) Loan Losses	(79)	20	330	50
Net interest and dividend income after provision for loan losses	15,933	14,210	30,677	28,141
Noninterest income
Wealth management revenue	6,139	5,584	12,265	10,946
Deposit account fees	774	806	1,524	1,619
ATM/Debit card income	310	286	581	545
Bank owned life insurance income	136	147	264	309
Gain (loss) on disposition of investment securities	2	(1)	2	(3)
Gain on loans held for sale	18	50	45	285
Loan related derivative income	112	175	584	363
Other income	353	298	757	608
Total noninterest income	7,844	7,345	16,022	14,672
Noninterest expense
Salaries and employee benefits	10,443	8,870	20,516	18,026
Occupancy and equipment	2,219	2,325	4,446	4,578
Data processing	1,289	1,396	2,519	2,719
Professional services	829	826	1,716	1,696
Marketing	336	473	774	743
FDIC Insurance	135	151	286	312
Other expenses	514	691	1,009	1,604
Total noninterest expense	15,765	14,732	31,266	29,678
Income before income taxes	8,012	6,823	15,433	13,135
Income tax expense	1,901	2,309	3,517	4,293
Net income	$6,111	$4,514	$11,916	$8,842
Share data:
Weighted average number of shares outstanding, basic	4,059,927	4,034,397	4,057,156	4,024,877
Weighted average number of shares outstanding, diluted	4,094,489	4,068,360	4,087,790	4,061,286
Basic earnings per share	$1.49	$1.11	$2.91	$2.17
Diluted earnings per share	$1.48	$1.10	$2.89	$2.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$6,111	$4,514	$11,916	$8,842
Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	(423)	493	(1,775)	682
Less: reclassification adjustment for (gains)/losses included in net income	(2)	—	(2)	1
Total unrealized (losses)/gains on securities	(425)	493	(1,777)	683
Defined benefit retirement plans
Change in retirement liabilities	10	133	20	265
Other comprehensive (loss)/income	(415)	626	(1,757)	948
Comprehensive income	$5,696	$5,140	$10,159	$9,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	$4,037	$33,253	$107,262	$(9,881)	$134,671
Net income	—	—	8,842	—	8,842
Other comprehensive income	—	—	—	948	948
Share based compensation	43	1,942	(403)	—	1,582
Dividends declared ($0.92 per share)	—	—	(3,745)	—	(3,745)
Balance at June 30, 2017	$4,080	$35,195	$111,956	$(8,933)	$142,298

Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,202	(1,202)	—
Net income	—	—	11,916	—	11,916
Other comprehensive income	—	—	—	(1,757)	(1,757)
Share based compensation	22	1,489	—	—	1,511
Dividends declared ($0.96 per share)	—	—	(3,935)	—	(3,935)
Balance at June 30, 2018	$4,104	$37,152	$123,276	$(8,840)	$155,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,916	$8,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	50
Amortization of deferred charges and fees, net	459	529
Depreciation and amortization	919	999
Bank owned life insurance income	(264)	(309)
(Gain)/loss on disposition of investment securities	(2)	3
Share based compensation	1,511	1,582
Change in accrued interest receivable	(151)	33
Deferred income tax expense (benefit)	350	117
Change in other assets, net	(6,247)	(444)
Change in other liabilities, net	1,302	(394)
Change in loans held for sale	(566)	6,082
Net cash provided by operating activities	9,557	17,090
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(245,108)	(150,667)
Proceeds from principal payments of loans	194,855	142,317
Proceeds from calls/maturities of securities available for sale	10,770	25,514
Proceeds from sales of securities available for sale	702	77,369
Purchase of securities available for sale	—	(5,091)
Proceeds from calls/maturities of securities held to maturity	17,200	6,678
Purchase of securities held to maturity	(64,960)	(164,684)
Proceeds from settlement of bank owned life insurance policies	676	—
(Purchase) sale of FHLB of Boston stock	(271)	(4,061)
Purchase of banking premises and equipment	(726)	(500)
Net cash used by investing activities	(86,862)	(73,125)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	35,461	(69,902)
Change in certificates of deposit	(22,608)	(196)
Change in short-term borrowings	—	109,000
Repayment of long-term borrowings	(85)	(83)
Cash dividends paid on common stock	(3,935)	(3,745)
Net cash provided by financing activities	8,833	35,074
Net decrease in cash and cash equivalents	(68,472)	(20,961)
Cash and cash equivalents at beginning of period	103,591	54,050
Cash and cash equivalents at end of period	$35,119	$33,089
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,074	$1,586
Income taxes	$4,160	$4,245

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The Company is a state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts and was incorporated in 1983. The Company is the sole shareholder of the Bank, a Massachusetts trust company chartered in 1890, which is a commercial bank.  We offer a full range of private banking and wealth management services to our clients.  The private banking business, the Company’s only reportable operating segment, is managed as a single strategic unit.

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of June 30, 2018 and December 31, 2017, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the valuation of deferred tax assets are particularly subject to change.

3.	Subsequent Events

Management has reviewed events occurring through August 9, 2018, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

4.	Recently Issued and Adopted Accounting Guidance

Accounting Standards Update 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07 to align the accounting for share-based payment awards issued to employees and nonemployees. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers.  Currently, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions, with certain exceptions.  The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, and early adoption is permitted. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update No. 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). On February 14, 2018, the FASB issued amended guidance to address certain stranded income tax effects in accumulated other comprehensive income (“AOCI”) resulting from the Tax Cuts and Jobs Act of 2017. The ASU requires the following:

•	A description of the accounting policy for releasing income tax effects from AOCI,
•	Discussion regarding whether we elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act of 2017, and
•	Information about the other income tax effects that are reclassified.

The amendments in this ASU affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in accumulated other comprehensive income, as required by GAAP. ASU 2018-02 is effective for the Company’s reporting period beginning on January 1, 2019; early adoption is permitted. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018 and reclassed $1.3 million from AOCI to retained earnings in the period of adoption on the consolidated balance sheet, with zero net effect on total shareholders’ equity. This amount represents the difference in the Company’s current federal tax rate of 21% and the previous rate of 35%.  The adoption of this guidance did not have an impact on our consolidated statements of income or cash flows.

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

The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted today and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The new accounting standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.

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

Accounting Standards Update No. 2017-08 - Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). On March 30, 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. The new guidance requires entities to amortize premium on callable debt securities to the earliest call date.  Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Debt securities held at a discount will continue to be amortized to maturity. The amended guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. This guidance should be applied using a modified retrospective basis as of the beginning of the period of adoption. The Company early adopted the new ASU during the second quarter of 2018, using a modified retrospective method, and it did not have an effect on our consolidated balance sheets, statements of income, and cash flows.

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

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows. We have developed an implementation plan which includes assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs to implement this standard.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted. Also in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”) and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Company intends to use this optional transition method for the adoption of Topic 842.  We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows. We have identified the population of leases in scope and started our evaluation of the impact to the Company’s financial statements, the required accounting changes, and updates to current processes and procedures necessary to implement ASU 2016-02.

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

The Company earns trust fees for serving as trustee for certain clients. As trustee, the Company administers the client’s trust and manages the assets of the trust including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based on a percentage of the market value of the account as outlined in the agreement. Receivables are recorded on the consolidated balance sheet in the other assets line item. The Company also earned fees for trust related activities. The Company’s performance obligation under these agreements is satisfied at a point in time and recognized when these services have been performed.

All of the wealth management and trust fee income on the consolidated statement of income is considered in-scope of Topic 606.

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

5.	Cash and CASH EQUIVALENTS

At June 30, 2018 and December 31, 2017, cash and cash equivalents totaled $35.1 million and $103.6 million, respectively. Of this amount, $14.2 million and $12.8 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at June 30, 2018 and December 31, 2017, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their estimated fair values were as follows:

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$90,013	$—	$(1,655)	$88,358	$90,021	$—	$(1,230)	$88,791
Mortgage-backed securities	102,098	157	(4,558)	97,697	113,184	248	(2,806)	110,626
Corporate debt securities	5,024	11	(79)	4,956	5,034	12	(45)	5,001
Mutual funds	—	—	—	—	672	—	(73)	599
Total available for sale securities	$197,135	$168	$(6,292)	$191,011	$208,911	$260	$(4,154)	$205,017

Held to maturity securities
U.S. GSE obligations	$32,572	$—	$(365)	$32,207	$32,572	$—	$(166)	$32,406
Mortgage-backed securities	163,746	35	(3,051)	160,730	117,155	7	(906)	116,256
Corporate debt securities	6,968	—	(138)	6,830	1,998	4	—	2,002
Municipal securities	76,408	1,266	(575)	77,099	80,463	2,544	(117)	82,890
Total held to maturity securities	$279,694	$1,301	$(4,129)	$276,866	$232,188	$2,555	$(1,189)	$233,554
Total	$476,829	$1,469	$(10,421)	$467,877	$441,099	$2,815	$(5,343)	$438,571

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

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$88,358	$(1,655)	$88,358	$(1,655)
Mortgage-backed securities	11,130	(427)	83,774	(4,131)	94,904	(4,558)
Corporate debt securities	—	—	3,945	(79)	3,945	(79)
Total available for sale securities	$11,130	$(427)	$176,077	$(5,865)	$187,207	$(6,292)

Held to maturity securities
U.S. GSE obligations	$27,283	$(289)	$4,924	$(76)	$32,207	$(365)
Mortgage-backed securities	134,947	(2,839)	11,065	(212)	146,012	(3,051)
Corporate debt securities	6,830	(138)	—	—	6,830	(138)
Municipal securities	14,432	(264)	6,233	(311)	20,665	(575)
Total held to maturity securities	$183,492	$(3,530)	$22,222	$(599)	$205,714	$(4,129)
Total temporarily impaired securities	$194,622	$(3,957)	$198,299	$(6,464)	$392,921	$(10,421)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$4,979	$(21)	$83,812	$(1,209)	$88,791	$(1,230)
Mortgage-backed securities	12,526	(157)	94,663	(2,649)	107,189	(2,806)
Corporate debt securities	—	—	3,990	(45)	3,990	(45)
Mutual funds	—	—	599	(73)	599	(73)
Total available for sale securities	$17,505	$(178)	$183,064	$(3,976)	$200,569	$(4,154)

Held to maturity securities
U.S. GSE obligations	$27,407	$(166)	$—	$—	$27,407	$(166)
Mortgage-backed securities	115,926	(906)	3	—	115,929	(906)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	2,041	(19)	6,459	(98)	8,500	(117)
Total held to maturity securities	$145,374	$(1,091)	$6,462	$(98)	$151,836	$(1,189)
Total temporarily impaired securities	$162,879	$(1,269)	$189,526	$(4,074)	$352,405	$(5,343)

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

As of June 30, 2018, 158 debt securities had gross unrealized losses, with an aggregate depreciation of 2.58% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 9.39%, or $47,000 of its amortized cost. The largest unrealized dollar loss of any single security was $248,000, or 4.95% of its amortized cost.

As of December 31, 2017, 118 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.49% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.90%, or $73,000 of its amortized cost. The largest unrealized dollar loss of any single security was $185,000, or 3.71% of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. Since all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At June 30, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,013	$19,933	$70,000	$68,425	$—	$—	$—	$—	$90,013	$88,358
Mortgage-backed securities	8	8	104	106	37,386	35,864	64,600	61,719	102,098	97,697
Corporate debt securities	2,016	1,994	3,008	2,962	—	—	—	—	5,024	4,956
Total available for sale securities	$22,037	$21,935	$73,112	$71,493	$37,386	$35,864	$64,600	$61,719	$197,135	$191,011

Held to maturity securities
U.S. GSE obligations	$5,003	$4,975	$27,569	$27,232	$—	$—	$—	$—	$32,572	$32,207
Mortgage-backed securities	95	96	46	46	38,107	37,410	125,498	123,178	163,746	160,730
Corporate debt securities	—	—	6,968	6,830	—	—	—	—	6,968	6,830
Municipal securities	5,027	5,081	11,125	11,306	38,730	39,354	21,526	21,358	76,408	77,099
Total held to maturity securities	$10,125	$10,152	$45,708	$45,414	$76,837	$76,764	$147,024	$144,536	$279,694	$276,866
Total	$32,162	$32,087	$118,820	$116,907	$114,223	$112,628	$211,624	$206,255	$476,829	$467,877

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Amortized cost of securities sold	$700	$44,669	$700	$77,372
Gain/(loss) realized on securities sold	2	(1)	2	(3)
Net proceeds from securities sold	$702	$44,668	$702	$77,369

7.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral in C&I loans typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

Loans outstanding are detailed by category as follows:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$299,231	$298,851
Mortgages - adjustable rate	249,796	239,027
Deferred costs net of unearned fees	955	1,042
Total residential mortgages	549,982	538,920

Commercial mortgage
Mortgages - nonowner occupied	587,183	562,203
Mortgages - owner occupied	38,349	35,343
Construction	36,890	35,904
Deferred costs net of unearned fees	191	199
Total commercial mortgages	662,613	633,649

Home equity
Home equity - lines of credit	67,168	70,326
Home equity - term loans	4,434	3,863
Deferred costs net of unearned fees	251	255
Total home equity	71,853	74,444

Commercial & industrial
Commercial & industrial	80,206	65,305
Deferred costs (fees) net of unearned fees	(54)	(10)
Total commercial & industrial	80,152	65,295

Consumer
Secured	35,461	37,272
Unsecured	1,132	1,303
Deferred costs net of unearned fees	15	16
Total consumer	36,608	38,591
Total loans	$1,401,208	$1,350,899

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

At June 30, 2018 and December 31, 2017, total loans outstanding to such directors and officers were $408,000 and $516,000, respectively. During the six months ended June 30, 2018, $8,000 of additions and $116,000 of repayments were made to these loans. There were $124,000 of additions and $298,000 of repayments during the year ended December 31, 2017.

At June 30, 2018 and December 31, 2017, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	June 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$801	$213	$14	$—	$—	$1,028
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	116	—	—	17	—	133
Total	$917	$213	$14	$17	$—	$1,161

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$918	$213	$17	$—	$—	$1,148
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	121	—	—	29	—	150
Total	$1,039	$213	$17	$29	$—	$1,298

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2018 and December 31, 2017.

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

There were no new TDRs during the three months and six months ended June 30, 2018. At June 30, 2018, three loans were determined to be TDRs with a total carrying value of $133,000. There were no TDR defaults during the six months ended June 30, 2018.

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

There were no specific allowances for TDRs at June 30, 2018 and December 31, 2017.

As of June 30, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	June 30, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$549,065	$71,839	$36,608
Non-performing	917	14	—
Total	$549,982	$71,853	$36,608

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$657,714	$72,058
7 (Special Mention)		4,686	4,275
8 (Substandard)		213	3,819
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$662,613	$80,152

	December 31, 2017
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$537,881	$74,427	$38,591
Non-performing	1,039	17	—
Total	$538,920	$74,444	$38,591

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$629,852	$56,755
7 (Special Mention)		3,584	8,126
8 (Substandard)		213	414
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$633,649	$65,295

With respect to residential mortgages, home equity, and consumer loans, the Bank utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans either have been placed on non-accrual, or are past due more than 90 days but are still accruing, and may contain greater than average risk.

With respect to CRE and C&I loans, the Bank utilizes a 10 grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$795	$395	$673	$1,863	$548,119	$549,982
Commercial Mortgages	238	—	213	451	662,162	662,613
Home Equity	—	—	—	—	71,853	71,853
Commercial & Industrial	152	163	—	315	79,837	80,152
Consumer loans	4	2	—	6	36,602	36,608
Total	$1,189	$560	$886	$2,635	$1,398,573	$1,401,208

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,353	$706	$64	$2,123	$536,797	$538,920
Commercial Mortgages	—	32	—	32	633,617	633,649
Home Equity	1	—	17	18	74,426	74,444
Commercial & Industrial	—	—	—	—	65,295	65,295
Consumer loans	176	—	—	176	38,415	38,591
Total	$1,530	$738	$81	$2,349	$1,348,550	$1,350,899

Foreclosure Proceedings

As of June 30, 2018 and December 31, 2017, loans secured by one- to four-family residential property amounting to $351,000 and $64,000, respectively, were in process of foreclosure.

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

The following tables present information pertaining to impaired loans:

	For the Three Months Ended June 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$17	$20	$17	$—	$—
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	848	1,051	—	—
Home equity	66	67	98	—	—
Total	1,141	1,148	1,393	—	—
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	17	20	17	—	—
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	848	1,051	—	—
Home equity	66	67	98	—	—
Total	$1,141	$1,148	$1,393	$—	$—

	For the Six Months Ended June 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$17	$22	$17	$—	$1
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	851	1,051	—	—
Home equity	66	68	98	—	—
Total	1,141	1,154	1,393	—	1
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	17	22	17	—	1
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	851	1,051	—	—
Home equity	66	68	98	—	—
Total	$1,141	$1,154	$1,393	$—	$1

	For the Three Months Ended June 30, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$43	$39	$43	$—	$—
Commercial mortgage	224	228	231	—	—
Residential mortgage	1,207	1,213	1,393	—	2
Home equity	187	188	215	—	1
Total	1,661	1,668	1,882	—	3
With required reserve recorded:
Commercial and industrial	278	280	287	268	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	66	66	66	89	—
Home equity	—	—	—	—	—
Total	344	346	353	357	—
Total:
Commercial and industrial	321	319	330	268	—
Commercial mortgage	224	228	231	—	—
Residential mortgage	1,273	1,279	1,459	89	2
Home equity	187	188	215	—	1
Total	$2,005	$2,014	$2,235	$357	$3

	For the Six Months Ended June 30, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$43	$37	$43	$—	$1
Commercial mortgage	224	230	231	—	2
Residential mortgage	1,207	1,221	1,393	—	4
Home equity	187	190	215	—	2
Total	1,661	1,678	1,882	—	9
With required reserve recorded:
Commercial and industrial	278	282	287	268	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	66	67	66	89	1
Home equity	—	—	—	—	—
Total	344	349	353	357	1
Total:
Commercial and industrial	321	319	330	268	1
Commercial mortgage	224	230	231	—	2
Residential mortgage	1,273	1,288	1,459	89	5
Home equity	187	190	215	—	2
Total	$2,005	$2,027	$2,235	$357	$10

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

The following tables contain changes in the allowance for loan losses disaggregated by loan category for the periods noted:

	For the Three Months Ended June 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2018	$4,692	$8,937	$570	$1,145	$298	$90	$15,732
Charge-offs	—	—	—	(6)	(17)	—	(23)
Recoveries	—	—	—	12	3	—	15
Provision for (Release of)	187	(263)	31	44	12	(90)	(79)
Balance at June 30, 2018	$4,879	$8,674	$601	$1,195	$296	$—	$15,645

	For the Six Months Ended June 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(11)	(21)	—	(32)
Recoveries	—	—	—	22	5	—	$27
Provision for (Release of)	(168)	385	(29)	238	(3)	(93)	330
Balance at June 30, 2018	$4,879	$8,674	$601	$1,195	$296	$—	$15,645

	For the Three Months Ended June 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2017	$4,812	$8,626	$616	$658	$269	$308	$15,289
Charge-offs	—	—	—	(4)	(6)	—	(10)
Recoveries	—	—	—	2	2	—	4
Provision for (Release of)	(29)	(177)	16	102	59	49	20
Balance at June 30, 2017	$4,783	$8,449	$632	$758	$324	$357	$15,303

	For the Six Months Ended June 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$190	$15,261
Charge-offs	—	—	—	(1)	(13)	—	(14)
Recoveries	—	—	—	3	3	—	6
Provision for (Release of)	(115)	(2)	(19)	(51)	70	167	50
Balance at June 30, 2017	$4,783	$8,449	$632	$758	$324	$357	$15,303

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	June 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,879	8,674	601	1,195	296	15,645
Total	$4,879	$8,674	$601	$1,195	$296	$15,645

Loans receivable
Individually evaluated for impairment	$845	$213	$66	$17	$—	$1,141
Collectively evaluated for impairment	549,137	662,400	71,787	80,135	36,608	1,400,067
Total	$549,982	$662,613	$71,853	$80,152	$36,608	$1,401,208

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$93	$—	$—	$—	$—	$93
Collectively evaluated for impairment	5,047	8,289	630	946	315	15,227
Total	$5,140	$8,289	$630	$946	$315	$15,320

Loans receivable
Individually evaluated for impairment	$968	$213	$86	$29	$—	$1,296
Collectively evaluated for impairment	537,952	633,436	74,358	65,266	38,591	1,349,603
Total	$538,920	$633,649	$74,444	$65,295	$38,591	$1,350,899

8.	Income Taxes

In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s statutory federal tax rate reduced from 35% to 21% effective January 1, 2018. The effective tax rate was 23.7% and 22.8% for the three and six months ended June 30, 2018, respectively, as compared to 33.8% and 32.7% for the three and six months ended June 30, 2017, respectively.

Net deferred tax assets totaled $8.4 million at June 30, 2018 and $8.3 million at December 31, 2017. The Company recorded no valuation allowance for deferred tax assets at June 30, 2018 or December 31, 2017.

The components of income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Current
Federal	$1,642	$2,382	$2,235	$3,314
State	679	628	932	862
Total current expense	2,321	3,010	3,167	4,176

Deferred
Federal	(286)	(546)	238	91
State	(134)	(155)	112	26
Total deferred	(420)	(701)	350	117
Total income tax expense	$1,901	$2,309	$3,517	$4,293

9.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$376	$88	$67	$5	$4
Interest cost	392	456	77	91	6	5
Expected return on assets	(722)	(685)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	37	198	1	—	(5)	(2)
Net periodic benefit cost (credit)	$(294)	$344	$166	$158	$6	$7

	Six Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$823	$177	$134	$11	$8
Interest cost	778	1,001	154	182	11	10
Expected return on assets	(1,445)	(1,503)	—	—	—	—
Amortization of prior service (credit)	(2)	(2)	—	—	—	—
Amortization of net actuarial loss	53	435	2	—	—	(4)
Net periodic benefit cost	$(616)	$754	$333	$316	$22	$14

The Company made no contributions to the qualified defined benefit pension plan during the three and six months ended June 30, 2018. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2018.  The Company froze the accrual of benefits for the Pension Plan effective December 31, 2017.

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

Employee Profit Sharing Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The PSP plan was amended effective January 1, 2018.  The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, up from 3% in 2017.  Each year, the Company may also make a discretionary contribution to the PSP. It is anticipated that the Company will make a discretionary contribution to the Plan of 4% of eligible compensation for plan participants. Employees are eligible to participate in the PSP on the first day of their initial date of service.  Additionally, employees will be eligible to participate in the discretionary contribution portion of the PSP upon attaining 1,000 hours of service and if employed by the Company on the last day of the plan year.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21, the completion of 12 months of service consisting of at least 1,000 hours, and qualified entry date. The Company may make a discretionary contribution to the ESOP on an annual basis.  Shares of the Company’s common stock can then be purchased and allocated to eligible participant accounts at the then quoted market price.  Participants can elect to have cash dividends paid during the year re-invested to purchase additional shares.

Total expenses related to the PSP and ESOP for the three months ended June 30, 2018 and June 30, 2017 amounted to approximately $584,000 and $238,000, respectively. Total expenses related to the PSP and ESOP for the six months ended June 30, 2018 and June 30, 2017 amounted to approximately $1.4 million and $475,000, respectively.

10.	STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with all outstanding non-vested restricted stock awards, restricted stock units, performance based restricted stock units, and the related tax benefits recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Stock based compensation expense	$807	$279	$1,347	$552
Related tax benefits	$227	$114	$379	$226

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$333,077	$304,298
Origination of new loans	27,655	45,061
Standby letters of credit	8,715	8,322

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	1,971	1,490
Customer related derivative contracts:
Interest rate swaps with customers	82,030	74,758
Mirror swaps with counterparties	82,030	74,758
Risk participation agreements with counterparties	40,751	38,494

12.	Shareholders’ Equity

As of June 30, 2018 and December 31, 2017, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$179,815	14.1%	$102,073	8.0%	$125,997	9.875%	$133,971	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	164,120	12.9%	76,555	6.0%	100,479	7.875%	108,453	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	164,120	12.9%	57,416	4.5%	81,340	6.375%	89,314	7.0%	N/A	N/A
Tier I capital (to average assets)	164,120	8.4%	78,607	4.0%	78,607	4.000%	78,607	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$175,319	13.7%	$102,073	8.0%	$125,997	9.875%	$133,971	10.5%	$127,592	10.0%
Tier I capital (to risk-weighted assets)	159,624	12.5%	76,555	6.0%	100,479	7.875%	108,453	8.5%	102,073	8.0%
Common equity tier I capital (to risk-weighted assets)	159,624	12.5%	57,416	4.5%	81,340	6.375%	89,314	7.0%	82,935	6.5%
Tier I capital (to average assets)	159,624	8.1%	78,607	4.0%	78,607	4.000%	78,607	4.0%	98,259	5.0%

At December 31, 2017
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$168,615	13.7%	$98,136	8.0%	$113,470	9.25%	$128,804	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	153,281	12.5%	73,602	6.0%	88,936	7.25%	104,270	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	153,281	12.5%	55,202	4.5%	70,535	5.75%	85,869	7.0%	N/A	N/A
Tier I capital (to average assets)	153,281	8.1%	76,026	4.0%	76,026	4.00%	76,026	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$164,880	13.4%	$98,136	8.0%	$113,470	9.25%	$128,804	10.5%	$122,670	10.0%
Tier I capital (to risk-weighted assets)	149,546	12.2%	73,602	6.0%	88,936	7.25%	104,270	8.5%	98,136	8.0%
Common equity tier I capital (to risk-weighted assets)	149,546	12.2%	55,202	4.5%	70,535	5.75%	85,869	7.0%	79,736	6.5%
Tier I capital (to average assets)	149,546	7.9%	76,026	4.0%	76,026	4.00%	76,026	4.0%	95,033	5.0%

13.	Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (loss) during the period, by component, net of tax:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$(550)	$127	$(423)	$780	$(287)	$493
Reclassification adjustment for (gains)/losses recognized in net income	(2)	—	(2)	1	(1)	—
Defined benefit retirement plans
Change in retirement liability	15	(5)	10	224	(91)	133
Total Other Comprehensive (Loss)/Income	$(537)	$122	$(415)	$1,005	$(379)	$626

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$(2,228)	$453	$(1,775)	$1,072	$(390)	$682
Reclassification adjustment for (gains)/losses recognized in net income	(2)	—	(2)	3	(2)	1
Defined benefit retirement plans
Change in retirement liability	29	(9)	20	448	(183)	265
Total Other Comprehensive (Loss)/Income	$(2,201)	$444	$(1,757)	$1,523	$(575)	$948

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) that have an impact on net income are presented below:

Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$2	$(1)	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	—	1	Provision for income taxes
Net of tax	$2	$—	Net income

Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$2	$(3)	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	—	2	Provision for income taxes
Net of tax	$2	$(1)	Net income

14.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$6,111	$4,514	$11,916	$8,842
Less dividends and undistributed earnings allocated to participating securities	(60)	(46)	(121)	(89)
Net income applicable to common shareholders	$6,051	$4,468	$11,795	$8,753

Denominator:
Weighted average common shares outstanding	4,060	4,034	4,057	4,025
Earnings per common share - basic	$1.49	$1.11	$2.91	$2.17

Earnings per common share - diluted:
Numerator:
Net income	$6,111	$4,514	$11,916	$8,842
Less dividends and undistributed earnings allocated to participating securities	(60)	(46)	(121)	(89)
Net income applicable to common shareholders	$6,051	$4,468	$11,795	$8,753

Denominator:
Weighted average common shares outstanding	4,060	4,034	4,057	4,025
Dilutive effect of common stock equivalents	34	34	31	36
Weighted average diluted common shares outstanding	4,094	4,068	4,088	4,061
Earnings per common share - diluted	$1.48	$1.10	$2.89	$2.16

15.	Derivative Financial Instruments

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

As of June 30, 2018 and December 31, 2017, the Bank had interest rate swap contracts with commercial loan borrowers with notional amounts of $82.0 million and $74.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan related derivative income.

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

As of June 30, 2018, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $40.8 million and $0, respectively.  As of December 31, 2017, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $38.5 million and $0, respectively.

The following table presents the fair values of derivative instruments in the Company’s unaudited consolidated balance sheets:

		Derivative Assets			Derivative Liabilities
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
		(dollars in thousands)			(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Loan related derivative contracts
Interest rate swaps with customers	Other Assets	$3,551	$1,859	Other Liabilities	$—	$—
Mirror swaps with counterparties	Other Assets	—	—	Other Liabilities	3,551	1,859
Risk participation agreements	Other Assets	—	—	Other Liabilities	41	81
Total		$3,551	$1,859		$3,592	$1,940

For the three months ended June 30, 2018 and June 30, 2017, the Company recorded $112,000 and $175,000, respectively, of loan related derivative income. For the six months ended June 30, 2018 and June 30, 2017, the Company recorded $584,000 and $363,000, respectively, of loan related derivative income.

See Note 11 – Financial Instruments with Off-Balance Sheet Risk – for further information regarding the Company’s derivatives.

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

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures as of June 30, 2018.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$35,119	$35,119	$103,591	$103,591
Securities available for sale	191,011	191,011	205,017	205,017
Securities held to maturity	279,694	276,866	232,188	233,554
Loans, net	1,385,563	1,335,036	1,335,579	1,304,719
Loans held for sale	566	566	—	—
FHLB Boston stock	4,513	4,513	4,242	4,242
Accrued interest receivable	5,279	5,279	5,128	5,128
Mortgage servicing rights	728	1,017	793	1,049
Loan level interest rate swaps	3,551	3,551	1,859	1,859

Financial liabilities
Deposits	1,788,287	1,785,475	1,775,400	1,772,838
Short-term borrowings	—	—	—	—
Long-term borrowings	3,494	3,441	3,579	3,559
Loan level interest rate swaps	3,551	3,551	1,859	1,859
Risk participation agreements	41	41	81	81

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$88,358	$—	$88,358
Mortgage-backed securities	—	97,697	—	97,697
Corporate debt securities	—	4,956	—	4,956
Mutual funds	—	—	—	—
Other assets
Interest rate swaps with customers	—	3,551	—	3,551
Other liabilities
Mirror swaps with counterparties	—	3,551	—	3,551
Risk participation agreements	—	41	—	41

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$88,791	$—	$88,791
Mortgage-backed securities	—	110,626	—	110,626
Corporate debt securities	—	5,001	—	5,001
Mutual funds	599	—	—	599
Other assets
Interest rate swaps with customers	—	1,859	—	1,859
Other liabilities
Mirror swaps with counterparties	—	1,859	—	1,859
Risk participation agreements	—	81	—	81

The following table presents the carrying value of assets held at June 30, 2018, which were measured at fair value on a non-recurring basis during the three and six months ended June 30, 2018:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a nonrecurring basis
Assets
Collateral dependent impaired loans	$—	$—	$—	$—
Loans held for sale	—	—	566	566
Total	$—	$—	$566	$566

There were no transfers between levels for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017.

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company, is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”) formed in 1890.  As of June 30, 2018, the Company had total assets of approximately $2.0 billion. The Bank operates 10 private banking offices in six cities and towns in Eastern Massachusetts. As a Private Bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has four offices, one in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of June 30, 2018, the Company had Assets under Management and Administration of approximately $3.1 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

The Company offers a wide range of services to commercial enterprises, non-profit organizations, and individuals. The Company emphasizes service to consumers and small- and medium-sized businesses in its market area. The Company makes commercial loans, commercial real estate loans, construction loans, consumer loans, and real estate loans (including one-to-four family and home equity lines of credit), and accepts savings, money market, time, and demand deposits. In addition, the Company offers a wide range of commercial and personal banking services which include cash management, online banking, mobile banking, and global payments.  The Company has one trademark, “Thought Series.”

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and noninterest income largely from its wealth management services. The results of operations are affected by the level of income and fees from loans, deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, the relative levels of interest rates, and local and national economic activity.

Through the Bank, the Company focuses on wealth management, the commercial banking business and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender and in recent years has diversified commercial operations within the areas of commercial and industrial lending to include Innovation Banking, which specializes in working with primarily New England-based entrepreneurs, and asset based lending that helps companies throughout New England and New York grow by borrowing against existing assets. The Innovation Banking group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies within our market area that are primarily serviced by out-of-market institutions. Personal banking focuses on providing exceptional service to clients and in deepening relationships.

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

Results of Operations

Results of Operations for the three months ended June 30, 2018 and June 30, 2017

General. Net income increased $1.6 million, or 35.4%, to $6.1 million for the quarter ended June 30, 2018, as compared to net income of $4.5 million for the quarter ended June 30, 2017, primarily due to a $1.7 million increase in net interest and dividend income after the provision for loan losses, a $499,000 increase in noninterest income, and lower income tax expense of $408,000. Net income increases were partially offset by a $1.0 million increase in noninterest expense. Diluted earnings per share were $1.48 for the second quarter of 2018, representing a 34.5% increase over diluted earnings per share of $1.10 for the same quarter of 2017. As previously reported, the Tax Cuts and Jobs Act of 2017 reduced the Company’s federal statutory corporate tax rate to 21% from 35% effective in 2018.

Net Interest and Dividend Income. Net interest and dividend income after the provision for loan losses increased $1.7 million, or 12.1%, to $15.9 million for the quarter ended June 30, 2018, as compared to $14.2 million for the quarter ended June 30, 2017. The increase was driven primarily by a combination of rising interest rates and net loan growth.  Average interest earning assets increased by $97.9 million, or 5.4%, to $1.9 billion as of June 30, 2018, from $1.8 billion as of June 30, 2017. The Company’s net interest margin, on a fully taxable equivalent basis, increased 12 basis points to 3.37% for the quarter ended June 30, 2018, as compared to 3.25% for the quarter ended June 30, 2017.

Interest and Dividend Income. Total interest and dividend income increased $1.8 million, or 12.2%, to $16.9 million for the quarter ended June 30, 2018, as compared to $15.1 million for the quarter ended June 30, 2017, primarily due to a $1.5 million increase in interest income from loans, a $208,000 increase in interest on investment securities, and $82,000 increase in interest on overnight investments.

Interest Expense. Interest expense increased $211,000, or 24.2%, to $1.1 million for the quarter ended June 30, 2018, as compared to $871,000 for the quarter ended June 30, 2017. The increase was driven by a $26.0 million increase in average interest bearing liabilities, which contributed to a four basis point increase in the average cost of funds of 0.23% from 0.19%. The increase in average interest bearing liabilities was primarily driven by an increase in average savings account balances of $88.6 million, higher average interest bearing checking accounts of $34.0 million, partially offset by lower average borrowed funds of $59.5 million, lower average certificates of deposits of $27.0 million, and lower average money market accounts of $10.2 million. We experienced an increase in the average cost of savings accounts for the quarter ended June 30, 2018, as compared to June 30, 2017 as the Company has been able to grow these products and attract new and deepen existing client relationships.

Provision for Loan Losses. The Company recorded a reduction of provision for loan losses of $79,000 for the quarter ended June 30, 2018, as compared to a provision of $20,000 for the quarter ended June 30, 2017. The decrease in the provision is primarily driven by a release of specific reserves associated with the repayment of an impaired loan during the second quarter of 2018 and continued strong asset quality.  We recorded net charge-offs of $8,000 for the quarter ended June 30, 2018, as compared to net charge-offs of $6,000 in 2017. The allowance for loan losses was $15.6 million, or 1.12% of total loans at June 30, 2018, as compared to $15.3 million, or 1.15% of total loans at June 30, 2017.

Noninterest Income. Total noninterest income increased by $499,000, or 6.8%, to $7.8 million for the quarter ended June 30, 2018, as compared to $7.3 million for the quarter ended June 30, 2017, primarily as a result of increased Wealth Management revenue. Noninterest income was 33.1% of total revenue for the quarter ended June 30, 2018. Wealth Management revenue increased by $555,000, or 9.9%, for the quarter ended June 30, 2018, primarily due to market appreciation. Wealth Management Assets under Management increased by $252.3 million, or 9.2%, to $3.0 billion as of June 30, 2018, as compared to $2.8 billion as of June 30, 2017. Noninterest income increases were offset by lower loan related derivative income and lower gains on loans held for sale of $63,000 and $32,000, respectively, for the quarter ended June 30, 2018, as compared to the quarter ended June 30, 2017.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,000	$5,396
Asset-based revenues	6,000	5,396
Financial planning fees and other service fees	139	188
Total wealth management revenues	$6,139	$5,584

The following table presents the changes in Wealth Management Assets under Management:

	For the Three Months Ended June 30,
	2018	2017
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,974,798	$2,681,102
Gross client asset inflows	85,092	167,893
Gross client asset outflows	(117,137)	(158,511)
Net investment appreciation & income	60,741	60,698
Balance at the end of the period	$3,003,494	$2,751,182
Weighted average management fee	0.80%	0.80%

There were no significant changes to the average fee rates and fee structure for the three months ended June 30, 2018 and 2017.

Noninterest Expense. Total noninterest expense increased by $1.0 million, or 7.0%, to $15.8 million for the quarter ended June 30, 2018, as compared to $14.7 million for the quarter ended June 30, 2017, primarily driven by higher salaries and employee benefits expense. The increase in salaries and employee benefits expense of $1.6 million was driven by the combination of increased staffing to support business initiatives, higher employee benefit costs including performance based equity compensation, and the current year adoption of Accounting Standards Update No. 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).

The 2018 adoption of ASU 2017-07 required that non-service related pension expense and income items no longer be included in salaries and employee benefits in the Company’s income statement. The non-service related pension expense and income items are instead included in other expenses. Previously reported salaries and employee benefits and other expenses have been restated to reflect the retrospective adoption. The amount added to salaries and employee benefits and deducted from other expenses from the adoption of ASU 2017-07 during the quarter ended June 30, 2018 was approximately $225,000. The retrospective application for the quarter ended June 30, 2017 was a decrease in salaries and employee benefits and an increase in other expenses of approximately $62,000.

Noninterest expense increases were partially offset by lower other expenses of $177,000 resulting from the adoption of ASU 2017-07 as discussed above, lower marketing expense of $137,000, lower data processing costs of $107,000, and lower occupancy and equipment expense of $106,000 for the quarter ended June 30, 2018, as compared to June 30, 2017.

Income Tax Expense. In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s federal statutory corporate tax rate decreased from 35% to 21% effective January 1, 2018. The Company recorded a provision for income taxes of $1.9 million for the quarter ended June 30, 2018, as compared to $2.3 million for the same quarter in 2017. The effective tax rate was 23.7% for the quarter ended June 30, 2018, as compared to 33.8% for the same quarter in 2017. Additionally, the Company recognized $57,000 of tax benefit resulting from the accounting for share-based payments during the second quarter of 2018.

Results of Operations for the six months ended June 30, 2018 and June 30, 2017

General. Net income increased $3.1 million, or 34.8%, to $11.9 million for the six months ended June 30, 2018, as compared to net income of $8.8 million for the six months ended June 30, 2017, primarily due to a $2.5 million increase in net interest and dividend income after the provision for loan losses, a $1.4 million increase in noninterest income, and lower income tax expense of $776,000.  Net income increases were partially offset by a $1.6 million increase in noninterest expense. Diluted earnings per share were $2.89 for the first six months of 2018, representing a 33.8% increase over diluted earnings per share of $2.16 for the same six months of 2017.  As previously reported, the Tax Cuts and Jobs Act of 2017 reduced the Company’s federal statutory corporate tax rate to 21% from 35% effective in 2018.

Net Interest and Dividend Income. Net interest and dividend income after the provision for loan losses increased by $2.5 million, or 9.0%, to $30.7 million for the six months ended June 30, 2018, as compared to $28.1 million for the six months ended June 30, 2017. The increase was driven by a combination of the impact of rising rates on our loan portfolio and net loan growth.  Average interest earning assets increased by $103.0 million, or 5.7%, to $1.9 billion as of June 30, 2018, from $1.8 billion as of June 30, 2017. The Company’s net interest margin, on a fully taxable equivalent basis, increased seven basis points to 3.32% for the six months ended June 30, 2018, as compared to 3.25% for the six months ended June 30, 2017.

Interest and Dividend Income. Total interest and dividend income increased $3.3 million, or 11.1%, to $33.1 million for the six months ended June 30, 2018, as compared to $29.8 million for the six months ended June 30, 2017, primarily due to a $2.5 million increase in interest income from loans, a $485,000 increase in interest on investment securities, and a $285,000 increase in interest on overnight investments.

Interest Expense. Interest expense increased $478,000, or 30.2%, to $2.1 million for the six months ended June 30, 2018, as compared to $1.6 million for the six months ended June 30, 2017. The increase was driven by a $36.5 million increase in average interest-bearing liabilities, which contributed to a four basis points increase in the average cost of funds of 0.22% from 0.18%. The increase in average interest bearing-liabilities was primarily driven by an increase in average savings account balances of $71.7 million and higher average interest-bearing checking account balances of $25.1 million, partially offset by lower average borrowed funds of $30.6 million and lower average certificates of deposit of $22.3 million. We experienced an increase in the average cost of savings accounts for the six months ended June 30, 2018, as compared to June 30, 2017 as the Company has been able to grow these products and attract new and deepen existing client relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $330,000 for the six months ended June 30, 2018, as compared to $50,000 for the six months ended June 30, 2017. The increase in the provision is primarily driven by higher loan growth during the first six months of 2018, as compared to the same period in 2017. We recorded net charge-offs of $5,000 for the six months ended June 30, 2018, as compared to net charge-offs of $8,000 in 2017. The allowance for loan losses was $15.6 million, or 1.12% of total loans at June 30, 2018, as compared to $15.3 million, or 1.15% of total loans at June 30, 2017.

Noninterest Income. Total noninterest income increased by $1.4 million, or 9.2%, to $16.0 million for the six months ended June 30, 2018, as compared to $14.7 million for the six months ended June 30, 2017, primarily as a result of increased Wealth Management revenue. Noninterest income was 34.1% of total revenue for the six months ended June 30, 2018. Wealth Management revenue increased by $1.3 million, or 12.1%, for the six months ended June 30, 2018, primarily due to market appreciation. Wealth Management Assets under Management increased by $252.3 million, or 9.2%, to $3.0 billion as of June 30, 2018, as compared to $2.8 billion as of June 30, 2017.

Noninterest income increases were partially offset by lower gains on loans held for sale of $240,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The categories of Wealth Management revenues are shown in the following table:

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$11,932	$10,568
Asset-based revenues	11,932	10,568
Financial planning fees and other service fees	333	378
Total wealth management revenues	$12,265	$10,946

The following table presents the changes in Wealth Management Assets under Management:

	For the Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,971,322	$2,572,760
Gross client asset inflows	160,234	258,416
Gross client asset outflows	(191,867)	(229,845)
Net investment appreciation & income	63,805	149,851
Balance at the end of the period	$3,003,494	$2,751,182
Weighted average management fee	0.80%	0.80%

There were no significant changes to the average fee rates and fee structure for the six months ended June 30, 2018 and 2017.

Noninterest Expense. Total noninterest expense increased by $1.6 million, or 5.4%, to $31.3 million for the six months ended June 30, 2018, as compared to $29.7 million for the six months ended June 30, 2017, primarily driven by higher salaries and employee benefits expense. The increase in salaries and employee benefits of $2.5 million was driven by the combination of increased staffing to support business initiatives, higher employee benefit costs including performance based equity compensation, and the adoption of ASU 2017-07. The amount added to salaries and employee benefits and deducted from other expenses from the adoption of ASU 2017-07 for the six months ended June 30, 2018 was approximately $449,000. The retrospective application for the six months ended June 30, 2017 was a decrease in salaries and employee benefits and an increase in other expenses of approximately $119,000.

Noninterest expense increases were partially offset by lower other expenses of $595,000 resulting from the adoption of ASU 2017-07 as discussed above, lower data processing costs of $200,000, and lower occupancy and equipment expense of $132,000 for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Income Tax Expense. In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s federal statutory corporate tax rate decreased from 35% to 21% effective January 1, 2018. The Company recorded a provision for income taxes of $3.5 million for the six months ended June 30, 2018, as compared to $4.3 million for 2017. The effective tax rate was 22.8% for the six months ended June 30, 2018, as compared to 32.7% for the same period in 2017. Additionally, the Company recognized $205,000 of tax benefit resulting from the accounting for share-based payments during the six months ended June 30, 2018.

Changes in Financial Condition

Total Assets. Total assets increased $21.3 million, or 1.1%, to $2.0 billion at June 30, 2018, from $1.9 billion at December 31, 2017. The increase was primarily the result of a $50.3 million increase in loans, a $33.5 million increase in investment securities partially offset by a decrease in cash and cash equivalents of $68.5 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $68.5 million to $35.1 million at June 30, 2018 from $103.6 million at December 31, 2017 as cash on hand was used to fund loan growth and investment securities purchases during the first half of 2018.

Investment Securities. The carrying value of total investment securities increased by $33.5 million to $470.7 million at June 30, 2018, from $437.2 million at December 31, 2017. The increase in investment securities was primarily driven by an increase of $47.5 million in held to maturity investment securities, offset by a decrease of $14.0 million in available for sale investment securities.

Loans. Total loans increased $50.3 million, or 3.7%, from December 31, 2017 and stood at $1.4 billion as of June 30, 2018. The growth in total loans was primarily due to increases in commercial real estate loans of $29.0 million, from $633.6 million at December 31, 2017 to $662.6 million at June 30, 2018 and increases in commercial and industrial loans of $14.9 million, from $65.3 million at December 31, 2017 to $80.2 million at June 30, 2018.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2018, our investment in bank-owned life insurance was $30.7 million, representing a decrease of $412,000 from $31.1 million at December 31, 2017, primarily due to payment of death benefits recorded during the first quarter of 2018.

Deposits. Total deposits remained relatively flat compared to December 31, 2017 and stood at $1.8 billion at June 30, 2018. Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $35.5 million, or 2.2%, from December 31, 2017. The increase was primarily due to a $54.0 million increase in demand deposits, a $23.7 million increase in savings accounts, and a $12.6 million increase in money market accounts.  The Bank continues to run promotional saving and money market campaigns to attract and deepen client relationships.  The cost of total deposits for the six months ended June 30, 2018 was 0.23%, as compared to 0.17% for the same period in 2017.

Borrowings. At June 30, 2018, borrowings consisted of advances from the FHLB of Boston. Total borrowings decreased slightly to $3.5 million at June 30, 2018, from $3.6 million at December 31, 2017.

Shareholders’ Equity. Total shareholders’ equity increased $7.7 million, or 5.2%, to $155.7 million at June 30, 2018, from $148.0 million at December 31, 2017. The increase was primarily the result of net income of $11.9 million and an increase of $1.5 million in additional paid-in capital related to share-based compensation, partially offset by increases in unrealized losses of $2.1 million in available for sale securities, and regular dividend payments of $3.9 million. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassed $1.3 million from accumulated other comprehensive income to retained earnings to reflect the stranded tax effects related to the Tax Cuts and Jobs Act of 2017.

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

The fair value of securities available for sale totaled $191.0 million and included gross unrealized gains of $168,000 and gross unrealized losses of $6.3 million at June 30, 2018.  At December 31, 2017, the fair value of securities available for sale totaled $205.0 million and included gross unrealized gains of $260,000 and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of June 30, 2018 are carried at their amortized cost of $279.7 million. At December 31, 2017, securities held to maturity totaled $232.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$88,358	46%	$88,791	43%
Mortgage-backed securities	97,697	51%	110,626	55%
Corporate debt securities	4,956	3%	5,001	2%
Mutual funds	—	—	599	0%
Total securities available for sale	$191,011	100%	$205,017	100%
Held to maturity securities
U.S. GSE obligations	$32,572	12%	$32,572	14%
Mortgage-backed securities	163,746	59%	117,155	50%
Corporate debt securities	6,968	2%	1,998	1%
Municipal securities	76,408	27%	80,463	35%
Total securities held to maturity	$279,694	100%	$232,188	100%
Total	$470,705	100%	$437,205	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At June 30, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,013	1.1%	$70,000	1.4%	$—	—	$—	—	$90,013	1.3%
Mortgage-backed securities	8	4.5%	104	5.4%	37,386	1.8%	64,600	1.9%	102,098	1.9%
Corporate debt securities	2,016	1.5%	3,008	2.3%	—	—	—	—	5,024	2.0%
Total available for sale securities	$22,037	1.1%	$73,112	1.4%	$37,386	1.8%	$64,600	1.9%	$197,135	1.6%

Held to maturity securities
U.S. GSE obligations	$5,003	1.4%	$27,569	2.5%	$—	—	$—	—	$32,572	2.3%
Mortgage-backed securities	95	4.3%	46	4.4%	38,107	2.4%	125,498	2.7%	163,746	2.6%
Corporate debt securities	—	—	6,968	2.6%	—	—	—	—	6,968	2.6%
Municipal securities	5,027	4.9%	11,125	4.5%	38,730	3.8%	21,526	3.7%	76,408	4.0%
Total held to maturity securities	$10,125	3.2%	$45,708	3.0%	$76,837	3.1%	$147,024	2.8%	$279,694	2.9%
Total	$32,162	1.8%	$118,820	2.0%	$114,223	2.7%	$211,624	2.5%	$476,829	2.4%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$14,999	1.1%	$75,022	1.3%	$—	—	$—	—	$90,021	1.3%
Mortgage-backed securities	93	4.7%	129	5.4%	26,319	1.7%	86,643	1.9%	113,184	1.9%
Corporate debt securities	—	—	4,034	1.7%	1,000	2.6%	—	—	5,034	1.8%
Total available for sale securities	$15,092	1.1%	$79,185	1.3%	$27,319	1.8%	$86,643	1.9%	$208,239	1.6%

Held to maturity securities
U.S. GSE obligations	$—	—	$32,572	2.2%	$—	—	$—	—	$32,572	2.2%
Mortgage-backed securities	6	4.5%	256	4.4%	25,485	2.1%	91,408	2.2%	117,155	2.2%
Corporate debt securities	—	—	1,998	2.5%	—	—	—	—	1,998	2.5%
Municipal securities	3,675	6.1%	13,320	5.7%	34,426	4.7%	29,042	4.6%	80,463	4.9%
Total held to maturity securities	$3,681	6.1%	$48,146	3.2%	$59,911	3.5%	$120,450	2.8%	$232,188	3.1%
Total	$18,773	2.1%	$127,331	2.0%	$87,230	3.0%	$207,093	2.4%	$440,427	2.4%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and 35% at June 30, 2018 and December 31, 2017, respectively.

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

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral in C&I loans typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following summary shows the composition of the loan portfolio at the dates indicated:

	June 30,		December 31,
	2018	% of Total	2017	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$299,231	21%	$298,851	22%
Mortgages - adjustable rate	249,796	18%	239,027	18%
Deferred costs net of unearned fees	955	0%	1,042	0%
Total residential mortgages	549,982	39%	538,920	40%
Commercial mortgage
Mortgages - nonowner occupied	587,183	41%	562,203	41%
Mortgages - owner occupied	38,349	3%	35,343	3%
Construction	36,890	3%	35,904	3%
Deferred costs net of unearned fees	191	0%	199	0%
Total commercial mortgages	662,613	47%	633,649	47%
Home equity
Home equity - lines of credit	67,168	5%	70,326	5%
Home equity - term loans	4,434	0%	3,863	0%
Deferred costs net of unearned fees	251	0%	255	0%
Total home equity	71,853	5%	74,444	5%
Commercial & industrial
Commercial & industrial	80,206	6%	65,305	5%
Deferred costs net of unearned fees	(54)	0%	(10)	0%
Total commercial & industrial	80,152	6%	65,295	5%
Consumer
Secured	35,461	3%	37,272	3%
Unsecured	1,132	0%	1,303	0%
Deferred costs net of unearned fees	15	0%	16	0%
Total consumer	36,608	3%	38,591	3%
Total loans	$1,401,208	100%	$1,350,899	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $550.0 million at June 30, 2018, an increase of $11.1 million, or 2.1%, from $538.9 million at December 31, 2017, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 39% and 40% of total loans at June 30, 2018 and December 31, 2017, respectively.

The average loan balance outstanding in the residential portfolio was $384,000 and the largest individual residential mortgage loan outstanding was $4.2 million as of June 30, 2018. At June 30, 2018, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $453,100 in 2018 from $424,100 in 2017, for one-unit properties. In addition, the Bank also offers loans above conforming loan lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low and moderate income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others of approximately $95.6 million at June 30, 2018 and $101.1 million at June 30, 2017.  These loans are generally sold without recourse.

The table below presents residential real estate loan origination activity for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Originations for retention in portfolio	$48,199	$45,439
Originations for sale to the secondary market	4,902	9,871
Total	$53,101	$55,310

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Loans sold with servicing rights retained	$410	$9,311
Loans sold with servicing rights released	3,928	6,717
Total	$4,338	$16,028

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $728,000 and $793,000 as of June 30, 2018 and December 31, 2017 respectively.

Commercial Mortgage.  Commercial real estate loans were $662.6 million as of June 30, 2018, an increase of $29.0 million, or 4.6% from $633.6 million at December 31, 2017. The commercial real estate loans portfolio represented 47% of total loans at June 30, 2018 and December 31, 2017.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at June 30, 2018 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.7 million, and the largest individual commercial real estate loan outstanding was $17.5 million as of June 30, 2018. At June 30, 2018, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity. The home equity portfolio totaled $71.9 million and $74.4 million at June 30, 2018 and December 31, 2017, respectively.  The home equity portfolio represented 5% of total loans at June 30, 2018 and December 31, 2017.

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

At June 30, 2018, the average loan balance outstanding in this portfolio was $69,000 and the largest home equity line of credit was a $2.2 million line of credit and had an outstanding balance of $2.2 million. At June 30, 2018, this line of credit was performing in accordance with its original terms.

We also offer home equity term loans which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed-rate second mortgage loans, which generally have a term between 5 and 20 years.

Commercial and Industrial (“C&I”).  The commercial and industrial portfolio totaled $80.2 million at June 30, 2018, representing an increase of $14.9 million, or 22.8%, from $65.3 million at December 31, 2017.  The C&I portfolio represented 6% of total loans at June 30, 2018 and 5% at December 31, 2017. The average loan balance outstanding in this portfolio was $131,000 and the largest individual commercial and industrial loan outstanding was $10.2 million as of June 30, 2018. At June 30, 2018, this loan was performing in accordance with its original terms.

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

Consumer Loans.  The consumer loan portfolio totaled $36.6 million at June 30, 2018 from $38.6 million at December 31, 2017.   Consumer loans represented 3% of the total loans portfolio at June 30, 2018 and December 31, 2017 and include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at June 30, 2018. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	June 30, 2018
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$998	$12,932	$536,052	$549,982
Commercial mortgage	23,557	207,652	431,404	662,613
Home equity	309	802	70,742	71,853
Commercial & Industrial	40,965	36,400	2,787	80,152
Consumer	36,548	59	1	36,608
Total	$102,377	$257,845	$1,040,986	$1,401,208

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable or floating rate of interest at June 30, 2018. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	June 30, 2018
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$299,751	$250,231	$—	$549,982
Commercial mortgage	313,543	160,707	188,363	662,613
Home equity	4,670	138	67,045	71,853
Commercial & Industrial	19,370	420	60,362	80,152
Consumer	219	—	36,389	36,608
Total	$637,553	$411,496	$352,159	$1,401,208

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	June 30,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccruals	$1,028	$1,148
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	133	150
Total nonperforming loans	$1,161	$1,298
Accruing troubled debt restructured loans	$23	$29
Nonperforming loans as a percentage of gross loans	0.08%	0.10%
Nonperforming loans as a percentage of total assets	0.06%	0.07%

At June 30, 2018 and December 31, 2017, impaired loans had specific reserves of $0 and $93,000, respectively.

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

Total nonperforming loans decreased slightly during the six months ended June 30, 2018 as compared to December 31, 2017, primarily due to a decrease in residential non-accrual loans.

The Company continues to monitor closely the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at June 30, 2018 and December 31, 2017, although such values may fluctuate with changes in the economy and the real estate market.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30,	December 31,
	2018	2017
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,401,208	$1,350,899
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,376,754	$1,333,341
Balance of allowance for loan losses at the beginning of year	$15,320	$15,261
Loans charged-off:
Commercial and industrial	(11)	(284)
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	(21)	(39)
Total loans charged-off	$(32)	$(323)
Recovery of loans previously charged-off:
Commercial and industrial	22	13
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	5	7
Total recoveries of loans previously charged-off:	27	20
Net loan (charge-offs) recoveries	$(5)	$(303)
Provision charged to operating expense	330	362
Balance at end of period	$15,645	$15,320
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.00)%	(0.02)%
Ratio of allowance for loan losses to loans outstanding	1.12%	1.13%

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

At June 30, 2018, we had a total of $94.0 million in certificates of deposit, excluding brokered deposits, of which $55.3 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of June 30, 2018, we had a total of $43.4 million of brokered deposits and $52.7 million of brokered deposits at December 31, 2017.

The following table sets forth the average balances of the Bank’s deposits as of the dates indicated:

	June 30,			December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$513,167	28.9%	—	$470,871	28.2%	—
Interest bearing checking	428,024	24.1%	0.06%	394,132	23.6%	0.05%
Money Market	64,414	3.6%	0.49%	68,891	4.1%	0.15%
Savings	621,060	35.1%	0.44%	571,659	34.2%	0.35%
Retail certificates of deposit under $100,000	36,920	2.1%	0.54%	40,447	2.4%	0.49%
Retail certificates of deposit of $100,000 or greater	64,309	3.6%	0.66%	71,030	4.2%	0.64%
Wholesale certificates of deposit	46,477	2.6%	1.61%	54,933	3.3%	1.56%
Total	$1,774,371	100%	0.26%	$1,671,963	100%	0.23%

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $3.5 million at June 30, 2018, a decrease of $85,000 compared to $3.6 million at December 31, 2017.

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

The following tables set forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,379,807	$14,132	4.11%	$1,303,998	$12,555	3.86%
Tax-exempt	9,954	116	4.67	16,027	213	5.33
Securities available for sale (3)
Taxable	200,750	823	1.64	243,315	984	1.62
Securities held to maturity
Taxable	194,290	1,097	2.26	128,115	672	2.10
Tax-exempt	77,170	764	3.97	82,649	1,016	4.93
Cash and due from banks	42,185	130	1.24	32,142	48	0.60
Total interest-earning assets (4)	1,904,156	17,062	3.59%	1,806,246	15,488	3.44%
Non interest-earning assets	71,206			73,947
Allowance for loan losses	(15,777)			(15,354)
Total assets	$1,959,585			$1,864,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$419,403	$52	0.05%	$385,384	$20	0.02%
Savings accounts	630,755	655	0.42	542,124	281	0.21
Money market accounts	63,093	30	0.19	73,261	27	0.15
Certificates of deposit	142,588	316	0.89	169,587	355	0.84
Total interest-bearing deposits	1,255,839	1,053	0.34	1,170,356	683	0.23
Other borrowed funds	5,660	29	2.06	65,183	188	1.16
Total interest-bearing liabilities	1,261,499	1,082	0.34%	1,235,539	871	0.28%
Non-interest-bearing liabilities
Demand deposits	522,218			464,851
Other liabilities	23,504			24,602
Total liabilities	1,807,221			1,724,992
Shareholders’ equity	152,364			139,847
Total liabilities & shareholders’ equity	$1,959,585			$1,864,839
Net interest income on a fully taxable equivalent basis		15,980			14,617
Less taxable equivalent adjustment		(184)			(430)
Net interest income		$15,796			$14,187
Net interest spread (5)			3.25%			3.16%
Net interest margin (6)			3.37%			3.25%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,366,260	$27,510	4.06%	$1,303,303	$24,928	3.86%
Tax-exempt	10,494	237	4.55	16,409	415	5.10
Securities available for sale (3)
Taxable	203,591	1,659	1.64	278,867	2,256	1.63
Securities held to maturity
Taxable	180,725	1,975	2.20	75,230	794	2.13
Tax-exempt	78,183	1,551	4.00	82,687	2,038	4.97
Cash and due from banks	59,462	401	1.36	39,245	116	0.60
Total interest-earning assets (4)	1,898,715	33,333	3.54%	1,795,741	30,547	3.43%
Non interest-earning assets	69,913			72,705
Allowance for loan losses	(15,628)			(15,301)
Total assets	$1,953,000			$1,853,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$428,024	$102	0.05%	$402,929	$37	0.02%
Savings accounts	621,060	1,200	0.39	549,365	576	0.21
Money market accounts	64,414	55	0.17	71,860	53	0.15
Certificates of deposit	147,706	658	0.90	169,960	708	0.84
Total interest-bearing deposits	1,261,204	2,015	0.32%	1,194,114	1,374	0.23%
Other borrowed funds	4,612	46	2.01	35,217	209	1.20
Total interest-bearing liabilities	1,265,816	2,061	0.33%	1,229,331	1,583	0.26%
Non-interest-bearing liabilities
Demand deposits	513,167			461,269
Other liabilities	23,335			24,655
Total liabilities	1,802,318			1,715,255
Shareholders’ equity	150,682			137,890
Total liabilities & shareholders’ equity	$1,953,000			$1,853,145
Net interest income on a fully taxable equivalent basis		31,272			28,964
Less taxable equivalent adjustment		(374)			(858)
Net interest income		$30,898			$28,106
Net interest spread (5)			3.21%			3.17%
Net interest margin (6)			3.32%			3.25%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volumes (changes in average balance multiplied by prior year average rate) and (ii) changes attributable to changes in rate (change in average interest rate multiplied by prior year average balance), while (iii) changes attributable to the combined impact of volumes and rates have been allocated proportionately to separate volume and rate categories.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Compared with			Compared with
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$752	$825	$1,577	$1,235	$1,347	$2,582
Tax-exempt	(73)	(24)	(97)	(137)	(41)	(178)
Securities available for sale
Taxable	(174)	13	(161)	(613)	16	(597)
Securities held to maturity
Taxable	370	55	425	1,152	29	1,181
Tax-exempt	(64)	(188)	(252)	(106)	(381)	(487)
Cash and due from banks	19	63	82	82	203	285
Total interest income	$830	$744	$1,574	$1,613	$1,173	$2,786
Interest expense
Deposits
Checking accounts	2	30	32	2	63	65
Savings accounts	52	322	374	84	540	624
Money market accounts	(4)	7	3	(6)	8	2
Certificates of deposit	(59)	20	(39)	(97)	47	(50)
Total interest-bearing deposits	(9)	379	370	(17)	658	641
Other borrowed funds	(244)	85	(159)	(251)	88	(163)
Total interest expense	$(253)	$464	$211	$(268)	$746	$478
Change in net interest income	$1,083	$280	$1,363	$1,881	$427	$2,308

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

As of June 30, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	(0.2)
+300	0.0
+200	0.1
+100	0.3
–100	(6.7)

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of June 30, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 6.7% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 16.6% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Capital Adequacy.  Total shareholders’ equity was $155.7 million at June 30, 2018, compared to $148.0 million at December 31, 2017. The Company’s equity increased primarily as a result of increases in earnings. The ratio of total equity to total assets amounted to 7.90% at June 30, 2018 and 7.59% at December 31, 2017. Book value per share at June 30, 2018 and December 31, 2017 amounted to $37.93 and $36.24, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2018, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 12 – Shareholders’ Equity.

See “SOURCES OF FUNDS” for further discussion regarding the Company’s capital resources.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2018:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
April 1 to April 30, 2018	13	$86.61
May 1 to May 31, 2018	422	$88.04
June 1 to June 30, 2018	64	$87.58
Total	499
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period restricted stock award vestings.

The Company does not currently have a stock repurchase program or plan in place.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1	Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on June 19, 2018).

10.20*	Short-Term Incentive Plan (effective January 1, 2018).

10.21*	Long-Term Incentive Plan (effective January 1, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

August 9, 2018	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

August 9, 2018
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)