Form 10-Q
period 2018-09-30
CAMBRIDGE BANCORP
filed 2018-11-08
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 4,105,500 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$16,431	$103,591
Investment securities
Available for sale, at fair value (amortized cost $186,715 and $208,911, respectively)	180,363	205,017
Held to maturity, at amortized cost (fair value $266,685 and $233,554, respectively)	271,005	232,188
Total investment securities	451,368	437,205
Loans held for sale, at lower of cost or fair value	—	—
Loans
Residential mortgage	573,525	538,920
Commercial mortgage	688,536	633,649
Home equity	70,173	74,444
Commercial & Industrial	82,243	65,295
Consumer	37,304	38,591
Total loans	1,451,781	1,350,899
Less: allowance for loan losses	(16,106)	(15,320)
Net loans	1,435,675	1,335,579
Federal Home Loan Bank of Boston Stock, at cost	6,666	4,242
Bank owned life insurance	30,800	31,083
Banking premises and equipment, net	8,836	9,310
Deferred income taxes, net	8,990	8,273
Accrued interest receivable	5,536	5,128
Other assets	24,642	15,523
Total assets	$1,988,944	$1,949,934
Liabilities
Deposits
Demand	$505,951	$493,613
Interest bearing checking	385,617	462,957
Money market	119,241	69,259
Savings	606,843	589,741
Certificates of deposit	113,627	159,830
Total deposits	1,731,279	1,775,400
Short-term borrowings	66,700	—
Long-term borrowings	3,452	3,579
Other liabilities	26,737	22,998
Total liabilities	1,828,168	1,801,977
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,105,742 shares and 4,082,188 shares, respectively	4,106	4,082
Additional paid-in capital	37,789	35,663
Retained earnings	127,883	114,093
Accumulated other comprehensive loss	(9,002)	(5,881)
Total shareholders’ equity	160,776	147,957
Total liabilities and shareholders’ equity	$1,988,944	$1,949,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$14,808	$13,038	$42,318	$37,966
Interest on tax-exempt loans	91	121	279	391
Interest on taxable investment securities	1,936	1,712	5,570	4,762
Interest on tax-exempt investment securities	591	641	1,817	1,966
Dividends on FHLB of Boston stock	93	107	202	192
Interest on overnight investments	83	54	484	170
Total interest and dividend income	17,602	15,673	50,670	45,447
Interest expense
Interest on deposits	1,275	809	3,290	2,183
Interest on borrowed funds	156	225	202	434
Total interest expense	1,431	1,034	3,492	2,617
Net interest and dividend income	16,171	14,639	47,178	42,830
Provision for Loan Losses	457	310	787	360
Net interest and dividend income after provision for loan losses	15,714	14,329	46,391	42,470
Noninterest income
Wealth management revenue	6,779	6,131	19,044	17,077
Deposit account fees	782	768	2,306	2,387
ATM/Debit card income	294	334	875	879
Bank owned life insurance income	129	139	393	448
Gain (loss) on disposition of investment securities	—	—	2	(3)
Gain on loans held for sale	37	39	82	324
Loan related derivative income	636	284	1,220	647
Other income	272	282	1,029	890
Total noninterest income	8,929	7,977	24,951	22,649
Noninterest expense
Salaries and employee benefits	10,326	9,000	30,842	27,026
Occupancy and equipment	2,290	2,358	6,736	6,936
Data processing	1,329	1,111	3,848	3,830
Professional services	761	954	2,477	2,650
Marketing	595	355	1,369	1,098
FDIC Insurance	151	154	437	466
Other expenses	427	670	1,436	2,274
Total noninterest expense	15,879	14,602	47,145	44,280
Income before income taxes	8,764	7,704	24,197	20,839
Income tax expense	2,105	2,694	5,622	6,987
Net income	$6,659	$5,010	$18,575	$13,852
Share data:
Weighted average number of shares outstanding, basic	4,064,620	4,037,026	4,059,608	4,027,378
Weighted average number of shares outstanding, diluted	4,101,378	4,070,332	4,095,447	4,062,743
Basic earnings per share	$1.62	$1.23	$4.53	$3.40
Diluted earnings per share	$1.61	$1.22	$4.49	$3.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$6,659	$5,010	$18,575	$13,852
Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	(172)	286	(1,947)	968
Less: reclassification adjustment for (gains)/losses included in net income	—	—	(2)	1
Total unrealized (losses)/gains on securities	(172)	286	(1,949)	969
Defined benefit retirement plans
Change in retirement liabilities	10	133	30	398
Other comprehensive (loss)/income	(162)	419	(1,919)	1,367
Comprehensive income	$6,497	$5,429	$16,656	$15,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	$4,037	$33,253	$107,262	$(9,881)	$134,671
Net income	—	—	13,852	—	13,852
Other comprehensive income	—	—	—	1,367	1,367
Share based compensation	45	2,182	(403)	—	1,824
Dividends declared ($1.39 per share)	—	—	(5,663)	—	(5,663)
Balance at September 30, 2017	$4,082	$35,435	$115,048	$(8,514)	$146,051

Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,202	(1,202)	—
Net income	—	—	18,575	—	18,575
Other comprehensive income	—	—	—	(1,919)	(1,919)
Share based compensation	24	2,126	—	—	2,150
Dividends declared ($1.46 per share)	—	—	(5,987)	—	(5,987)
Balance at September 30, 2018	$4,106	$37,789	$127,883	$(9,002)	$160,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,575	$13,852
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	787	360
Amortization of deferred charges and fees, net	676	720
Depreciation and amortization	1,454	1,470
Bank owned life insurance income	(393)	(448)
(Gain)/loss on disposition of investment securities	(2)	3
Share based compensation	2,150	1,824
Change in accrued interest receivable	(408)	(272)
Deferred income tax benefit	(156)	(531)
Change in other assets, net	(9,702)	(848)
Change in other liabilities, net	4,365	1,438
Change in loans held for sale	—	5,946
Net cash provided by operating activities	17,346	23,514
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(393,864)	(257,931)
Proceeds from principal payments of loans	293,091	222,187
Proceeds from calls/maturities of securities available for sale	21,084	41,982
Proceeds from sales of securities available for sale	702	77,369
Purchase of securities available for sale	—	(5,091)
Proceeds from calls/maturities of securities held to maturity	25,750	27,100
Purchase of securities held to maturity	(64,960)	(164,684)
Proceeds from settlement of bank owned life insurance policies	676	—
(Purchase) sale of FHLB of Boston stock	(2,424)	(840)
Purchase of banking premises and equipment	(980)	(521)
Net cash used by investing activities	(120,925)	(60,429)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	2,082	3,144
Change in certificates of deposit	(46,249)	(12,323)
Change in short-term borrowings	66,700	11,500
Repayment of long-term borrowings	(127)	(125)
Cash dividends paid on common stock	(5,987)	(5,663)
Net cash provided by financing activities	16,419	(3,467)
Net decrease in cash and cash equivalents	(87,160)	(40,382)
Cash and cash equivalents at beginning of period	103,591	54,050
Cash and cash equivalents at end of period	$16,431	$13,668
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,516	$2,626
Income taxes	$6,275	$7,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2018 and December 31, 2017, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

Management has reviewed events occurring through November 8, 2018, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

4.	Recently Issued and Adopted Accounting Guidance

Accounting Standards Update 2018-16 - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”).  On October 25, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16 to expand the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The new ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provides sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.

The amendments in the ASU will be effective concurrently with ASU 2017-12. For public companies that have already adopted ASU 2017-12, the new amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this ASU if a company or organization has already adopted Update 2017-12. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update 2018-15 - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). On August 29, 2018, the FASB issued amended guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for defined benefit plans. The ASU is effective for fiscal years ending after December 15, 2020; early adoption is permitted and should be applied using the retrospective method to all periods presented.  We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for fair value measurement. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted and should be applied using either retrospective method or the prospective method as specified in the ASU.  We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). On June 20, 2018, the FASB issued ASU 2018-07 to align the accounting for share-based payment awards issued to employees and nonemployees. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers.  Currently, the accounting for nonemployee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions, with certain exceptions.  The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, and early adoption is permitted. The adoption of this guidance will have not have a material impact on our consolidated balance sheets, statements of income, and cash flows.

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

The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The new accounting standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.

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

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows. We have developed an implementation plan which includes assessment of processes, portfolio segmentation, model development, system requirements, and the identification of data and resource needs to implement this standard.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for the Company on January 1, 2019, and early adoption is permitted. Also in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”), to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. At present, the Company intends to use this optional transition method for the adoption of Topic 842.  We expect that this ASU will gross up the assets and liabilities on the balance sheet and could potentially reduce regulatory capital ratios. We have identified the population of leases in scope and are in the process of evaluating the impact to the Company’s financial statements, the required accounting changes, and updates to current processes and procedures necessary to implement ASU 2016-02.

Accounting Standards Update No. 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance:

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

Accounting Standards Update No. 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”) Topic 606. On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance supersedes current U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the current revenue standards. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees, are also not in scope of the new guidance.

On January 1, 2018, the Company adopted ASU No. 2014-09 and all subsequent ASUs that modified Topic 606. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, and merchant income.

The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, and other income within noninterest income.

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

At September 30, 2018 and December 31, 2017, cash and cash equivalents totaled $16.4 million and $103.6 million, respectively. Of this amount, $15.1 million and $12.8 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston. Additionally, at September 30, 2018 and December 31, 2017, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their estimated fair values were as follows:

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$85,008	$—	$(1,651)	$83,357	$90,021	$—	$(1,230)	$88,791
Mortgage-backed securities	96,688	131	(4,764)	92,055	113,184	248	(2,806)	110,626
Corporate debt securities	5,019	8	(76)	4,951	5,034	12	(45)	5,001
Mutual funds	—	—	—	—	672	—	(73)	599
Total available for sale securities	$186,715	$139	$(6,491)	$180,363	$208,911	$260	$(4,154)	$205,017

Held to maturity securities
U.S. GSE obligations	$32,572	$—	$(503)	$32,069	$32,572	$—	$(166)	$32,406
Mortgage-backed securities	155,723	3	(3,839)	151,887	117,155	7	(906)	116,256
Corporate debt securities	6,970	—	(156)	6,814	1,998	4	—	2,002
Municipal securities	75,740	949	(774)	75,915	80,463	2,544	(117)	82,890
Total held to maturity securities	$271,005	$952	$(5,272)	$266,685	$232,188	$2,555	$(1,189)	$233,554
Total	$457,720	$1,091	$(11,763)	$447,048	$441,099	$2,815	$(5,343)	$438,571

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

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$83,357	$(1,651)	$83,357	$(1,651)
Mortgage-backed securities	—	—	89,466	(4,764)	89,466	(4,764)
Corporate debt securities	—	—	3,944	(76)	3,944	(76)
Total available for sale securities	$—	$—	$176,767	$(6,491)	$176,767	$(6,491)

Held to maturity securities
U.S. GSE obligations	$12,374	$(200)	$19,695	$(303)	$32,069	$(503)
Mortgage-backed securities	94,453	(1,993)	57,280	(1,846)	151,733	(3,839)
Corporate debt securities	6,814	(156)	—	—	6,814	(156)
Municipal securities	14,831	(339)	7,135	(435)	21,966	(774)
Total held to maturity securities	$128,472	$(2,688)	$84,110	$(2,584)	$212,582	$(5,272)
Total temporarily impaired securities	$128,472	$(2,688)	$260,877	$(9,075)	$389,349	$(11,763)

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$4,979	$(21)	$83,812	$(1,209)	$88,791	$(1,230)
Mortgage-backed securities	12,526	(157)	94,663	(2,649)	107,189	(2,806)
Corporate debt securities	—	—	3,990	(45)	3,990	(45)
Mutual funds	—	—	599	(73)	599	(73)
Total available for sale securities	$17,505	$(178)	$183,064	$(3,976)	$200,569	$(4,154)

Held to maturity securities
U.S. GSE obligations	$27,407	$(166)	$—	$—	$27,407	$(166)
Mortgage-backed securities	115,926	(906)	3	—	115,929	(906)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	2,041	(19)	6,459	(98)	8,500	(117)
Total held to maturity securities	$145,374	$(1,091)	$6,462	$(98)	$151,836	$(1,189)
Total temporarily impaired securities	$162,879	$(1,269)	$189,526	$(4,074)	$352,405	$(5,343)

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

As of September 30, 2018, 159 debt securities had gross unrealized losses, with an aggregate depreciation of 2.93% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.34%, or $52,000 of its amortized cost. The largest unrealized dollar loss of any single security was $260,000, or 5.20% of its amortized cost.

As of December 31, 2017, 118 debt securities and one equity security had gross unrealized losses, with an aggregate depreciation of 1.49% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 10.90%, or $73,000 of its amortized cost. The largest unrealized dollar loss of any single security was $185,000, or 3.71% of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At September 30, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,008	$19,910	$65,000	$63,447	$—	$—	$—	$—	$85,008	$83,357
Mortgage-backed securities	—	—	92	94	35,457	33,969	61,139	57,992	96,688	92,055
Corporate debt securities	2,012	1,994	3,007	2,957	—	—	—	—	5,019	4,951
Total available for sale securities	$22,020	$21,904	$68,099	$66,498	$35,457	$33,969	$61,139	$57,992	$186,715	$180,363

Held to maturity securities
U.S. GSE obligations	$5,002	$4,982	$27,570	$27,087	$—	$—	$—	$—	$32,572	$32,069
Mortgage-backed securities	63	64	35	35	36,295	35,397	119,330	116,391	155,723	151,887
Corporate debt securities	—	—	6,970	6,814	—	—	—	—	6,970	6,814
Municipal securities	4,386	4,416	12,050	12,191	42,149	42,591	17,155	16,717	75,740	75,915
Total held to maturity securities	$9,451	$9,462	$46,625	$46,127	$78,444	$77,988	$136,485	$133,108	$271,005	$266,685
Total	$31,471	$31,366	$114,724	$112,625	$113,901	$111,957	$197,624	$191,100	$457,720	$447,048

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Amortized cost of securities sold	$—	$—	$700	$77,372
Gain/(loss) realized on securities sold	—	—	2	(3)
Net proceeds from securities sold	$—	$—	$702	$77,369

7.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

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

Loans outstanding are detailed by category as follows:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$295,452	$298,851
Mortgages - adjustable rate	276,930	239,027
Deferred costs net of unearned fees	1,143	1,042
Total residential mortgages	573,525	538,920

Commercial mortgage
Mortgages - nonowner occupied	610,966	562,203
Mortgages - owner occupied	37,347	35,343
Construction	40,076	35,904
Deferred costs net of unearned fees	147	199
Total commercial mortgages	688,536	633,649

Home equity
Home equity - lines of credit	65,138	70,326
Home equity - term loans	4,788	3,863
Deferred costs net of unearned fees	247	255
Total home equity	70,173	74,444

Commercial & industrial
Commercial & industrial	82,272	65,305
Deferred costs (fees) net of unearned fees	(29)	(10)
Total commercial & industrial	82,243	65,295

Consumer
Secured	35,890	37,272
Unsecured	1,399	1,303
Deferred costs net of unearned fees	15	16
Total consumer	37,304	38,591
Total loans	$1,451,781	$1,350,899

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

At September 30, 2018 and December 31, 2017, total loans outstanding to such directors and officers were $391,000 and $516,000, respectively. During the nine months ended September 30, 2018, $14,000 of additions and $139,000 of repayments were made to these loans. There were $124,000 of additions and $298,000 of repayments during the year ended December 31, 2017.

At September 30, 2018 and December 31, 2017, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$520	$—	$14	$148	$—	$682
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	114	—	—	12	—	126
Total	$634	$—	$14	$160	$—	$808

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$918	$213	$17	$—	$—	$1,148
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	121	—	—	29	—	150
Total	$1,039	$213	$17	$29	$—	$1,298

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2018 and December 31, 2017.

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

There were no new TDRs during the three months and nine months ended September 30, 2018. At September 30, 2018, three loans were determined to be TDRs with a total carrying value of $125,000. There were no TDR defaults during the nine months ended September 30, 2018.

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

There were no specific allowances for TDRs at September 30, 2018 and December 31, 2017.

As of September 30, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	September 30, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$572,891	$70,159	$37,304
Non-performing	634	14	—
Total	$573,525	$70,173	$37,304

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$683,883	$72,858
7 (Special Mention)		4,653	5,456
8 (Substandard)		—	3,929
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$688,536	$82,243

	December 31, 2017
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$537,881	$74,427	$38,591
Non-performing	1,039	17	—
Total	$538,920	$74,444	$38,591

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$629,852	$56,755
7 (Special Mention)		3,584	8,126
8 (Substandard)		213	414
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$633,649	$65,295

With respect to residential mortgages, home equity, and consumer loans, the Bank utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans either have been placed on non-accrual, or are past due more than 90 days but are still accruing, and may contain greater than average risk.

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

Delinquencies

The past due status of a loan is determined in accordance with its contractual repayment terms. All loan types are reported past due when one scheduled payment is due and unpaid for 30 days or more. Loan delinquencies can be attributed to many factors, such as but not limited to, a continuing weakness in, or deteriorating economic conditions in, the region in which the collateral is located, the loss of a tenant or lower lease rates for commercial borrowers, or the loss of income for consumers and the resulting liquidity impacts on the borrowers.

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,503	$264	$351	$2,118	$571,407	$573,525
Commercial Mortgages	301	—	—	301	688,235	688,536
Home Equity	—	—	14	14	70,159	70,173
Commercial & Industrial	29	—	148	177	82,066	82,243
Consumer loans	6	2	—	8	37,296	37,304
Total	$1,839	$266	$513	$2,618	$1,449,163	$1,451,781

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,353	$706	$64	$2,123	$536,797	$538,920
Commercial Mortgages	—	32	—	32	633,617	633,649
Home Equity	1	—	17	18	74,426	74,444
Commercial & Industrial	—	—	—	—	65,295	65,295
Consumer loans	176	—	—	176	38,415	38,591
Total	$1,530	$738	$81	$2,349	$1,348,550	$1,350,899

Foreclosure Proceedings

As of September 30, 2018 and December 31, 2017, loans secured by one- to four-family residential property amounting to $351,000 and $64,000, respectively, were in process of foreclosure.

Impaired Loans

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. The recorded investment in impaired loans consists of unpaid principal balance net of charge-offs, interest payments received applied to principal, and unamortized deferred loan origination fees and costs.

The following tables present information pertaining to impaired loans:

	For the Three Months Ended September 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$12	$14	$12	$—	$—
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	569	712	—	—
Home equity	77	79	112	—	—
Total	654	662	836	—	—
With required reserve recorded:
Commercial and industrial	148	148	148	77	1
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	148	148	148	77	1
Total:
Commercial and industrial	160	162	160	77	1
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	569	712	—	—
Home equity	77	79	112	—	—
Total	$802	$810	$984	$77	$1

	For the Nine Months Ended September 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$12	$20	$12	$—	$1
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	574	712	—	—
Home equity	77	80	112	—	—
Total	654	674	836	—	1
With required reserve recorded:
Commercial and industrial	148	148	148	77	6
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	148	148	148	77	6
Total:
Commercial and industrial	160	168	160	77	7
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	574	712	—	—
Home equity	77	80	112	—	—
Total	$802	$822	$984	$77	$7

	For the Three Months Ended September 30, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$38	$40	$38	$—	$1
Commercial mortgage	217	221	229	—	—
Residential mortgage	991	997	1,187	—	—
Home equity	98	99	128	—	—
Total	1,344	1,357	1,582	—	1
With required reserve recorded:
Commercial and industrial	269	273	281	259	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	65	65	65	98	—
Home equity	—	—	—	—	—
Total	334	338	346	357	—
Total:
Commercial and industrial	307	313	319	259	1
Commercial mortgage	217	221	229	—	—
Residential mortgage	1,056	1,062	1,252	98	—
Home equity	98	99	128	—	—
Total	$1,678	$1,695	$1,928	$357	$1

	For the Nine Months Ended September 30, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$38	$38	$38	$—	$2
Commercial mortgage	217	227	229	—	3
Residential mortgage	991	1,012	1,187	—	—
Home equity	98	102	128	—	—
Total	1,344	1,379	1,582	—	5
With required reserve recorded:
Commercial and industrial	269	279	281	259	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	65	66	65	98	1
Home equity	—	—	—	—	—
Total	334	345	346	357	1
Total:
Commercial and industrial	307	317	319	259	2
Commercial mortgage	217	227	229	—	3
Residential mortgage	1,056	1,078	1,252	98	1
Home equity	98	102	128	—	—
Total	$1,678	$1,724	$1,928	$357	$6

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

The following tables contain changes in the allowance for loan losses disaggregated by loan category for the periods noted.

	For the Three Months Ended September 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2018	$4,879	$8,674	$601	$1,195	$296	$—	$15,645
Charge-offs	—	—	—	—	(10)	—	(10)
Recoveries	—	—	—	13	1	—	14
Provision for (Release of)	267	149	(56)	9	11	77	457
Balance at September 30, 2018	$5,146	$8,823	$545	$1,217	$298	$77	$16,106

	For the Nine Months Ended September 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(11)	(31)	—	(42)
Recoveries	—	—	—	35	6	—	$41
Provision for (Release of)	99	534	(85)	247	8	(16)	787
Balance at September 30, 2018	$5,146	$8,823	$545	$1,217	$298	$77	$16,106

	For the Three Months Ended September 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2017	$4,783	$8,449	$632	$758	$324	$357	$15,303
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	6	2	—	8
Provision for (Release of)	303	(126)	(4)	94	43	—	310
Balance at September 30, 2017	$5,086	$8,323	$628	$858	$368	$357	$15,620

	For the Nine Months Ended September 30, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$190	$15,261
Charge-offs	—	—	—	(1)	(14)	—	(15)
Recoveries	—	—	—	8	6	—	14
Provision for (Release of)	188	(128)	(23)	44	112	167	360
Balance at September 30, 2017	$5,086	$8,323	$628	$858	$368	$357	$15,620

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	September 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$77	$—	$77
Collectively evaluated for impairment	5,146	8,823	545	1,217	298	16,029
Total	$5,146	$8,823	$545	$1,294	$298	$16,106

Loans receivable
Individually evaluated for impairment	$578	$—	$64	$160	$—	$802
Collectively evaluated for impairment	572,947	688,536	70,109	82,083	37,304	1,450,979
Total	$573,525	$688,536	$70,173	$82,243	$37,304	$1,451,781

	December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$93	$—	$—	$—	$—	$93
Collectively evaluated for impairment	5,047	8,289	630	946	315	15,227
Total	$5,140	$8,289	$630	$946	$315	$15,320

Loans receivable
Individually evaluated for impairment	$968	$213	$86	$29	$—	$1,296
Collectively evaluated for impairment	537,952	633,436	74,358	65,266	38,591	1,349,603
Total	$538,920	$633,649	$74,444	$65,295	$38,591	$1,350,899

8.	Income Taxes

In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s statutory federal tax rate reduced from 35% to 21% effective January 1, 2018. The effective tax rate was 24.0% and 23.2% for the three and nine months ended September 30, 2018, respectively, as compared to 35.0% and 33.5% for the three and nine months ended September 30, 2017, respectively.

Net deferred tax assets totaled $9.0 million at September 30, 2018 and $8.3 million at December 31, 2017. The Company recorded no valuation allowance for deferred tax assets at September 30, 2018 or December 31, 2017.

The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Current
Federal	$1,812	$2,651	$4,047	$5,966
State	799	690	1,731	1,552
Total current expense	2,611	3,341	5,778	7,518

Deferred
Federal	(344)	(504)	(106)	(414)
State	(162)	(143)	(50)	(117)
Total deferred	(506)	(647)	(156)	(531)
Total income tax expense	$2,105	$2,694	$5,622	$6,987

9.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$339	$88	$66	$6	$4
Interest cost	389	412	78	91	6	5
Expected return on assets	(723)	(619)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	27	179	1	—	—	(2)
Net periodic benefit cost (credit)	$(308)	$310	$167	$157	$12	$7

	Nine Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$1,162	$265	$200	$17	$12
Interest cost	1,167	1,413	232	273	17	15
Expected return on assets	(2,168)	(2,122)	—	—	—	—
Amortization of prior service (credit)	(3)	(3)	—	—	—	—
Amortization of net actuarial loss	80	614	3	—	—	(6)
Net periodic benefit cost (credit)	$(924)	$1,064	$500	$473	$34	$21

The Company made no contributions to the qualified defined benefit pension plan during the three and nine months ended September 30, 2018. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2018.  The Company froze the accrual of benefits for the Pension Plan effective December 31, 2017.

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

Employee Profit Sharing Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The PSP plan was amended effective January 1, 2018.  The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, up from 3% in 2017.  Each year, the Company may also make a discretionary contribution to the PSP. It is anticipated that the Company will make a discretionary contribution to the PSP of 4% of eligible compensation for plan participants. Employees are eligible to participate in the PSP on the first day of their initial date of service.  Additionally, employees will be eligible to participate in the discretionary contribution portion of the PSP upon attaining 1,000 hours of service and if employed by the Company on the last day of the plan year.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. An employee becomes eligible to participate in the ESOP on January 1 or July 1 following the completion of 12 months of service consisting of at least   1,000 hours and must be at least 21 years old. The Company may make a discretionary contribution to the ESOP on an annual basis.  Shares of the Company’s common stock can then be purchased and allocated to eligible participant accounts at the then quoted market price.  Participants can elect to re-invested cash dividends paid during the year to purchase additional shares.

Total expenses related to the PSP and ESOP for the three months ended September 30, 2018 and September 30, 2017 amounted to approximately $595,000 and $238,000, respectively. Total expenses related to the PSP and ESOP for the nine months ended September 30, 2018 and September 30, 2017 amounted to approximately $2.0 million and $713,000, respectively.

10.	STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with all outstanding non-vested restricted stock awards, restricted stock units, performance based restricted stock units, and the related tax benefits recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Stock based compensation expense	$705	$253	$2,052	$805
Related tax benefits	$198	$103	$577	$329

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$359,798	$304,298
Origination of new loans	30,283	45,061
Standby letters of credit	8,639	8,322

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	1,871	1,490
Customer related derivative contracts:
Interest rate swaps with customers	96,450	74,758
Mirror swaps with counterparties	96,450	74,758
Risk participation agreements with counterparties	59,812	38,494

12.	Shareholders’ Equity

As of September 30, 2018 and December 31, 2017, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$185,522	14.0%	$106,268	8.0%	$131,174	9.875%	$139,477	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	169,366	12.8%	79,701	6.0%	104,607	7.875%	112,910	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	169,366	12.8%	59,776	4.5%	84,682	6.375%	92,984	7.0%	N/A	N/A
Tier I capital (to average assets)	169,366	8.5%	79,576	4.0%	79,576	4.000%	79,576	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$181,025	13.6%	$106,268	8.0%	$131,174	9.875%	$139,477	10.5%	$132,835	10.0%
Tier I capital (to risk-weighted assets)	164,869	12.4%	79,701	6.0%	104,607	7.875%	112,910	8.5%	106,268	8.0%
Common equity tier I capital (to risk-weighted assets)	164,869	12.4%	59,776	4.5%	84,682	6.375%	92,984	7.0%	86,343	6.5%
Tier I capital (to average assets)	164,869	8.3%	79,576	4.0%	79,576	4.000%	79,576	4.0%	99,470	5.0%

At December 31, 2017
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$168,615	13.7%	$98,136	8.0%	$113,470	9.250%	$128,804	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	153,281	12.5%	73,602	6.0%	88,936	7.250%	104,270	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	153,281	12.5%	55,202	4.5%	70,535	5.750%	85,869	7.0%	N/A	N/A
Tier I capital (to average assets)	153,281	8.1%	76,026	4.0%	76,026	4.000%	76,026	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$164,880	13.4%	$98,136	8.0%	$113,470	9.250%	$128,804	10.5%	$122,670	10.0%
Tier I capital (to risk-weighted assets)	149,546	12.2%	73,602	6.0%	88,936	7.250%	104,270	8.5%	98,136	8.0%
Common equity tier I capital (to risk-weighted assets)	149,546	12.2%	55,202	4.5%	70,535	5.750%	85,869	7.0%	79,736	6.5%
Tier I capital (to average assets)	149,546	7.9%	76,026	4.0%	76,026	4.000%	76,026	4.0%	95,033	5.0%

13.	Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (loss) during the period, by component, net of tax:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$(228)	$56	$(172)	$452	$(166)	$286
Reclassification adjustment for (gains)/losses recognized in net income	—	—	—	—	—	—
Defined benefit retirement plans
Change in retirement liability	14	(4)	10	225	(92)	133
Total Other Comprehensive (Loss)/Income	$(214)	$52	$(162)	$677	$(258)	$419

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$(2,456)	$509	$(1,947)	$1,524	$(556)	$968
Reclassification adjustment for (gains)/losses recognized in net income	(2)	—	(2)	3	(2)	1
Defined benefit retirement plans
Change in retirement liability	43	(13)	30	673	(275)	398
Total Other Comprehensive (Loss)/Income	$(2,415)	$496	$(1,919)	$2,200	$(833)	$1,367

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) that have an impact on net income are presented below:

Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statement where Net Income is Presented
(dollars in thousands)
Unrealized gains and losses on available for sale securities	$—	$—	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	—	—	Provision for income taxes
Net of tax	$—	$—	Net income

Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2018	2017	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$2	$(3)	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	—	2	Provision for income taxes
Net of tax	$2	$(1)	Net income

14.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$6,659	$5,010	$18,575	$13,852
Less dividends and undistributed earnings allocated to participating securities	(66)	(53)	(189)	(148)
Net income applicable to common shareholders	$6,593	$4,957	$18,386	$13,704

Denominator:
Weighted average common shares outstanding	4,065	4,037	4,060	4,027
Earnings per common share - basic	$1.62	$1.23	$4.53	$3.40

Earnings per common share - diluted:
Numerator:
Net income	$6,659	$5,010	$18,575	$13,852
Less dividends and undistributed earnings allocated to participating securities	(66)	(53)	(189)	(148)
Net income applicable to common shareholders	$6,593	$4,957	$18,386	$13,704

Denominator:
Weighted average common shares outstanding	4,065	4,037	4,060	4,027
Dilutive effect of common stock equivalents	36	33	35	36
Weighted average diluted common shares outstanding	4,101	4,070	4,095	4,063
Earnings per common share - diluted	$1.61	$1.22	$4.49	$3.37

15.	Derivative Financial Instruments

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

As of September 30, 2018 and December 31, 2017, the Bank had interest rate swap contracts with commercial loan borrowers with notional amounts of $96.4 million and $74.8 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan related derivative income.

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

As of September 30, 2018, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $59.8 million and $0, respectively.  As of December 31, 2017, the notional amounts of the risk participation-in agreements and risk participation-out agreements were $38.5 million and $0, respectively.

The following table presents the fair values of derivative instruments in the Company’s unaudited consolidated balance sheets:

		Derivative Assets			Derivative Liabilities
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
		(dollars in thousands)			(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Loan related derivative contracts
Interest rate swaps with customers	Other Assets	$3,866	$1,859	Other Liabilities	$—	$—
Mirror swaps with counterparties	Other Assets	—	—	Other Liabilities	3,866	1,859
Risk participation agreements	Other Assets	—	—	Other Liabilities	94	81
Total		$3,866	$1,859		$3,960	$1,940

For the three months ended September 30, 2018 and September 30, 2017, the Company recorded $636,000 and $284,000, respectively, of loan related derivative income. For the nine months ended September 30, 2018 and September 30, 2017, the Company recorded $1.2 million and $647,000, respectively, of loan related derivative income.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as collateral dependent impaired loans.

In accordance with the requirements of ASU 2016-01, the Company uses an exit price approach for its fair value disclosures as of September 30, 2018.

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$16,431	$16,431	$103,591	$103,591
Securities available for sale	180,363	180,363	205,017	205,017
Securities held to maturity	271,005	266,685	232,188	233,554
Loans, net	1,435,675	1,377,456	1,335,579	1,304,719
Loans held for sale	—	—	—	—
FHLB Boston stock	6,666	6,666	4,242	4,242
Accrued interest receivable	5,536	5,536	5,128	5,128
Mortgage servicing rights	701	1,002	793	1,049
Loan level interest rate swaps	3,866	3,866	1,859	1,859

Financial liabilities
Deposits	1,731,279	1,728,606	1,775,400	1,772,838
Short-term borrowings	66,700	66,700	—	—
Long-term borrowings	3,452	3,387	3,579	3,559
Loan level interest rate swaps	3,866	3,866	1,859	1,859
Risk participation agreements	94	94	81	81

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$83,357	$—	$83,357
Mortgage-backed securities	—	92,055	—	92,055
Corporate debt securities	—	4,951	—	4,951
Mutual funds	—	—	—	—
Other assets
Interest rate swaps with customers	—	3,866	—	3,866
Other liabilities
Mirror swaps with counterparties	—	3,866	—	3,866
Risk participation agreements	—	94	—	94

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$88,791	$—	$88,791
Mortgage-backed securities	—	110,626	—	110,626
Corporate debt securities	—	5,001	—	5,001
Mutual funds	599	—	—	599
Other assets
Interest rate swaps with customers	—	1,859	—	1,859
Other liabilities
Mirror swaps with counterparties	—	1,859	—	1,859
Risk participation agreements	—	81	—	81

The following table presents the carrying value of assets held at September 30, 2018, which were measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2018:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a nonrecurring basis
Assets
Collateral dependent impaired loans	$—	$—	$148	$148
Loans held for sale	—	—	—	—
Total	$—	$—	$148	$148

There were no transfers between levels for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017.

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company, is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”) formed in 1890.  As of September 30, 2018, the Company had total assets of approximately $2.0 billion. The Bank operates 10 private banking offices in six cities and towns in Eastern Massachusetts. As a Private Bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has four offices, one in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of September 30, 2018, the Company had Assets under Management and Administration of approximately $3.2 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business, and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender and in recent years has diversified commercial operations within the areas of commercial and industrial lending to include Innovation Banking, which specializes in working with primarily New England-based entrepreneurs, and asset based lending that helps companies throughout New England and New York grow by borrowing against existing assets. The Innovation Banking group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies within our market area that are primarily serviced by out-of-market institutions. Personal banking focuses on providing exceptional service to clients and on deepening relationships.

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

Results of Operations

Results of Operations for the three months ended September 30, 2018 and September 30, 2017

General. Net income increased $1.6 million, or 32.9%, to $6.7 million for the quarter ended September 30, 2018, as compared to net income of $5.0 million for the quarter ended September 30, 2017, primarily due to a $1.4 million increase in net interest and dividend income after provision for loan losses, a $952,000 increase in noninterest income, and lower income tax expense of $589,000. These increases were partially offset by a $1.3 million increase in noninterest expense. Diluted earnings per share were $1.61 for the third quarter of 2018, representing a 32.0% increase over diluted earnings per share of $1.22 for the same quarter of 2017. As previously reported, the Tax Cuts and Jobs Act of 2017 reduced the Company’s federal statutory corporate tax rate to 21% from 35% effective in 2018.

Net Interest and Dividend Income. Net interest and dividend income after provision for loan losses increased $1.4 million, or 9.7%, to $15.7 million for the quarter ended September 30, 2018, as compared to $14.3 million for the quarter ended September 30, 2017. The increase was driven by a combination of the impact of rising interest rates and earning asset growth.  Average interest earning assets increased by $89.5 million, or 4.9%, to $1.9 billion as of September 30, 2018, from $1.8 billion as of September 30, 2017. The Company’s net interest margin, on a fully taxable equivalent basis, increased 12 basis points to 3.35% for the quarter ended September 30, 2018, as compared to 3.23% for the quarter ended September 30, 2017.

Interest and Dividend Income. Total interest and dividend income increased $1.9 million, or 12.3%, to $17.6 million for the quarter ended September 30, 2018, as compared to $15.7 million for the quarter ended September 30, 2017, primarily due to a $1.7 million increase in interest income from loans.

Interest Expense. Interest expense increased $397,000, or 38.4%, to $1.4 million for the quarter ended September 30, 2018, as compared to $1.0 million for the quarter ended September 30, 2017 driven by a combination of higher interest rates and higher average interest earning liabilities.  Average cost of funds increased seven basis points to 0.29%.  Average interest bearing liabilities increased $8.0 million to $1.3 billion at September 30, 2018, primarily driven by an increase in average savings account balances of $44.7 million, higher average money market accounts of $37.7 million, higher average checking accounts of $6.8 million, partially offset by lower average certificates of deposits of $40.6 million, and lower average other borrowed funds of $40.5 million. We experienced an increase in the average cost of savings and money market accounts for the quarter ended September 30, 2018, as compared to September 30, 2017, as the Company continues to offer competitively priced products to attract new and deepen existing client relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $457,000 for the quarter ended September 30, 2018, as compared to a provision of $310,000 for the quarter ended September 30, 2017. The increase in the provision is primarily driven by higher average loan balances of $82.0 million for the quarter ended September 30, 2018, as compared to September 30, 2017. We recorded net charge-offs of $4,000 for the quarter ended September 30, 2018, as compared to net charge-offs of $7,000 during the same quarter in 2017. The allowance for loan losses was $16.1 million, or 1.11% of total loans at September 30, 2018, as compared to $15.6 million, or 1.15% of total loans at September 30, 2017.

Noninterest Income. Total noninterest income increased by $952,000, or 11.9%, to $8.9 million for the quarter ended September 30, 2018, as compared to $8.0 million for the quarter ended September 30, 2017, primarily as a result of higher Wealth Management revenue and higher loan related derivative income associated with the Company’s interest rate risk strategy. Noninterest income was 35.6% of total revenue for the quarter ended September 30, 2018. Wealth Management revenue increased by $648,000, or 10.6%, to $6.8 million for the quarter ended September 30, 2018, primarily due to market appreciation. Wealth Management Assets under Management increased by $221.0 million, or 7.8%, to $3.0 billion as of September 30, 2018, as compared to $2.8 billion as of

September 30, 2017.  Loan related derivative income increased $352,000 for the quarter ended September 30, 2018, as compared to the same quarter in 2017, due to the volume of derivative transactions executed in the third quarter of 2018.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,249	$5,538
Asset-based revenues	6,249	5,538
Financial planning fees and other service fees	530	593
Total wealth management revenues	$6,779	$6,131

The following table presents the changes in Wealth Management Assets under Management:

	For the Three Months Ended September 30,
	2018	2017
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,003,494	$2,751,182
Gross client asset inflows	96,163	67,114
Gross client asset outflows	(181,964)	(60,429)
Net investment appreciation & income	130,290	69,117
Balance at the end of the period	$3,047,983	$2,826,984
Weighted average management fee	0.82%	0.79%

There were no significant changes to the average fee rates and fee structure for the three months ended September 30, 2018 and 2017.

Noninterest Expense. Total noninterest expense increased by $1.3 million, or 8.7%, to $15.9 million for the quarter ended September 30, 2018, as compared to $14.6 million for the quarter ended September 30, 2017, primarily driven by increases in salaries and employee benefits and marketing expenses. The increase in salaries and employee benefits expense of $1.3 million was driven by the combination of increased staffing to support business initiatives, higher employee benefit costs including performance-based equity compensation, and the current year adoption of Accounting Standards Update No. 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  The 2018 adoption of ASU 2017-07 requires that employers include the service cost component of net periodic benefit cost in the same line item as other employee compensation costs and all other components of net periodic benefit cost in a separate line item(s) in the statement of income. Previously reported salaries and employee benefits and other expenses have been restated to reflect the retrospective adoption. The amount added to salaries and employee benefits and deducted from other expenses from the adoption of ASU 2017-07 during the quarter ended September 30, 2018 was approximately $185,000. The retrospective application for the quarter ended September 30, 2017 resulted in a decrease in salaries and employee benefits and an increase in other expenses of approximately $66,000. The increase of $240,000 in marketing expense was due to an increased focus on growing brand awareness within our markets.

Noninterest expense increases were partially offset by lower other expenses of $243,000 resulting from the adoption of ASU 2017-07 as discussed above and lower professional services of $193,000 for the quarter ended September 30, 2018, as compared to September 30, 2017.

Income Tax Expense. In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s federal statutory corporate tax rate decreased from 35% to 21% effective January 1, 2018. The Company recorded a provision for income taxes of $2.1 million for the quarter ended September 30, 2018, as compared to $2.7 million for the same quarter in 2017. The effective tax rate was 24.0% for the quarter ended September 30, 2018, as compared to 35.0% for the same quarter in 2017. Additionally, the Company recognized $11,000 of tax benefit resulting from the accounting for share-based payments during the third quarter of 2018.

Results of Operations for the nine months ended September 30, 2018 and September 30, 2017

General. Net income increased $4.7 million, or 34.1%, to $18.6 million for the nine months ended September 30, 2018, as compared to net income of $13.9 million for the nine months ended September 30, 2017, primarily due to a $3.9 million increase in net interest and dividend income after provision for loan losses, a $2.3 million increase in noninterest income, and lower income tax expense of $1.4 million. These increases were partially offset by a $2.9 million increase in noninterest expense. Diluted earnings per share were $4.49 for the first nine months of 2018, representing a 33.2% increase over diluted earnings per share of $3.37 for the same nine months of 2017.  As previously reported, the Tax Cuts and Jobs Act of 2017 reduced the Company’s federal statutory corporate tax rate to 21% from 35% effective in 2018.

Net Interest and Dividend Income. Net interest and dividend income after provision for loan losses increased by $3.9 million, or 9.2%, to $46.4 million for the nine months ended September 30, 2018, as compared to $42.5 million for the nine months ended September 30, 2017. The increase was driven by a combination of the impact of rising interest rates and earning asset growth. Average interest earning assets increased by $98.4 million, or 5.4%, to $1.9 billion as of September 30, 2018, from $1.8 billion as of September 30, 2017. The Company’s net interest margin, on a fully taxable equivalent basis, increased nine basis points to 3.33% for the nine months ended September 30, 2018, as compared to 3.24% for the nine months ended September 30, 2017.

Interest and Dividend Income. Total interest and dividend income increased $5.2 million, or 11.5%, to $50.7 million for the nine months ended September 30, 2018, as compared to $45.4 million for the nine months ended September 30, 2017, primarily due to a $4.2 million increase in interest income from loans, a $659,000 increase in interest on investment securities, and a $314,000 increase in interest on overnight investments.

Interest Expense. Interest expense increased $875,000, or 33.4%, to $3.5 million for the nine months ended September 30, 2018, as compared to $2.6 million for the nine months ended September 30, 2017, primarily driven by the impact of higher interest rates and higher average interest bearing liabilities. Average cost of funds increased five basis points to 0.24%.  Average interest-bearing liabilities increased $26.9 million to $1.3 billion at September 30, 2018 from $1.2 billion at September 30, 2017, driven by an increase in average savings account balances of $62.6 million, higher average interest-bearing checking account balances of $18.9 million, and higher average money market accounts of $7.8 million, offset by lower average borrowed funds of $33.9 million and lower average certificates of deposit of $28.5 million. We experienced an increase in the average cost of savings and money market accounts for the nine months ended September 30, 2018, as compared to September 30, 2017 as the Company continues to offer competitively priced products to attract new and deepen existing client relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $787,000 for the nine months ended September 30, 2018, as compared to $360,000 for the nine months ended September 30, 2017. The increase in the provision is primarily driven by loan growth during the first nine months of 2018, as compared to the same period in 2017. We recorded net charge-offs of $1,000 for the nine months ended September 30, 2018 and September 30, 2017. The allowance for loan losses was $16.1 million, or 1.11% of total loans at September 30, 2018, as compared to $15.6 million, or 1.15% of total loans at September 30, 2017.

Noninterest Income. Total noninterest income increased by $2.3 million, or 10.2%, to $25.0 million for the nine months ended September 30, 2018, as compared to $22.6 million for the nine months ended September 30, 2017, primarily as a result of higher Wealth Management revenue and higher loan related derivative income. Noninterest income was 34.6% of total revenue for the nine months ended September 30, 2018. Wealth Management revenue increased by $2.0 million, or 11.5%, to $19.0 million for the nine months ended September 30, 2018, primarily due to market appreciation. Wealth Management Assets under Management increased by $221.0 million, or 7.8%, to $3.0 billion as of September 30, 2018, as compared to $2.8 billion as of September 30, 2017. Loan related derivative income increased $573,000 for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to the volume of derivative transactions executed in 2018.

Noninterest income increases were partially offset by lower gains on loan sales of $242,000 for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

The categories of Wealth Management revenues are shown in the following table:

	For the Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$18,181	$16,106
Asset-based revenues	18,181	16,106
Financial planning fees and other service fees	863	971
Total wealth management revenues	$19,044	$17,077

The following table presents the changes in Wealth Management Assets under Management:

	For the Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,971,322	$2,572,760
Gross client asset inflows	256,397	324,287
Gross client asset outflows	(373,832)	(286,886)
Net investment appreciation & income	194,096	216,823
Balance at the end of the period	$3,047,983	$2,826,984
Weighted average management fee	0.81%	0.80%

There were no significant changes to the average fee rates and fee structure for the nine months ended September 30, 2018 and 2017.

Noninterest Expense. Total noninterest expense increased by $2.9 million, or 6.5%, to $47.1 million for the nine months ended September 30, 2018, as compared to $44.3 million for the nine months ended September 30, 2017, primarily driven by increases in salaries and employee benefits and marketing expenses. The increase in salaries and employee benefits expense of $3.8 million was driven by the combination of increased staffing to support business initiatives, higher employee benefit costs including performance-based equity compensation, and the adoption of ASU 2017-07. The amount added to salaries and employee benefits and deducted from other expenses from the adoption of ASU 2017-07 for the nine months ended September 30, 2018 was approximately $674,000. The retrospective application for the nine months ended September 30, 2017 was a decrease in salaries and employee benefits and an increase in other expenses of approximately $185,000.  The increase of $271,000 in marketing expense was due to an increased focus on growing brand awareness within our markets.

Noninterest expense increases were partially offset by lower other expenses of $838,000 resulting from the adoption of ASU 2017-07 as discussed above and lower professional services of $173,000 for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Income Tax Expense. In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s federal statutory corporate tax rate decreased from 35% to 21% effective January 1, 2018. The Company recorded a provision for income taxes of $5.6 million for the nine months ended September 30, 2018, as compared to $7.0 million for 2017. The effective tax rate was 23.2% for the nine months ended September 30, 2018, as compared to 33.5% for the same period in 2017. Additionally, the Company recognized $216,000 of tax benefit resulting from the accounting for share-based payments during the nine months ended September 30, 2018.

Changes in Financial Condition

Total Assets. Total assets increased $39.0 million, or 2.0%, to $2.0 billion at September 30, 2018, from $1.9 billion at December 31, 2017. The increase was primarily the result of a $100.9 million increase in loans, a $14.2 million increase in investment securities, a $9.1 million increase in other assets, partially offset by a decrease in cash and cash equivalents of $87.2 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $87.2 million to $16.4 million at September 30, 2018 from $103.6 million at December 31, 2017 as cash on hand was used to fund earning asset growth.

Investment Securities. The carrying value of total investment securities increased by $14.2 million to $451.4 million at September 30, 2018, from $437.2 million at December 31, 2017. The increase in investment securities was primarily driven by an increase of $38.8 million in held to maturity investment securities, offset by a decrease of $24.7 million in available for sale investment securities.

Loans. Total loans increased $100.9 million, or 7.5%, from December 31, 2017 and stood at $1.5 billion as of September 30, 2018. The growth in total loans was due to net loan growth in the commercial real estate, residential real estate, and commercial & industrial portfolios.

•	Commercial real estate loans increased $54.9 million to $688.5 million at September 30, 2018 from $633.6 million at December 31, 2017.
•	Residential real estate loans increased $34.6 million to $573.5 million at September 30, 2018 from $538.9 million at December 31, 2017.
•	Commercial & industrial loans increased $16.9 million to $82.2 million at September 30, 2018 from $65.3 million at December 31, 2017.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2018, our investment in bank-owned life insurance was $30.8 million, representing a decrease of $283,000 from $31.1 million at December 31, 2017, primarily due to payment of death benefits recorded during the first quarter of 2018.

Deposits. Total deposits decreased $44.1 million from December 31, 2017 and stood at $1.7 billion at September 30, 2018, primarily driven by brokered deposit maturities of $25.2 million during 2018. Core deposits, which the Company defines as all deposits other than certificates of deposit increased $2.1 million, or 0.1%, from December 31, 2017. The Bank continues to offer competitively priced products to attract and deepen client relationships.  The cost of total deposits for the nine months ended September 30, 2018 was 0.25%, as compared to 0.18% for the same period in 2017.

Borrowings. At September 30, 2018, borrowings consisted of advances from the FHLB of Boston. Total borrowings increased to $70.2 million at September 30, 2018, from $3.6 million at December 31, 2017 as the Company utilized short-term borrowings to fund loan growth and replace non-core brokered certificates of deposits.

Shareholders’ Equity. Total shareholders’ equity increased $12.8 million, or 8.7%, to $160.8 million at September 30, 2018, from $148.0 million at December 31, 2017. The increase was primarily the result of net income of $18.6 million and an increase of $2.1 million in additional paid-in capital related to share-based compensation, partially offset by increases in net unrealized losses of $2.5 million in available for sale securities, and regular dividend payments of $6.0 million. The Company adopted ASU 2018-02 in the first quarter of 2018 and reclassed $1.3 million from accumulated other comprehensive income to retained earnings to reflect the stranded tax effects related to the Tax Cuts and Jobs Act of 2017.

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

The fair value of securities available for sale totaled $180.4 million and included gross unrealized gains of $139,000 and gross unrealized losses of $6.5 million at September 30, 2018.  At December 31, 2017, the fair value of securities available for sale totaled $205.0 million and included gross unrealized gains of $260,000 and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of September 30, 2018 are carried at their amortized cost of $271.0 million. At December 31, 2017, securities held to maturity totaled $232.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$83,357	46%	$88,791	43%
Mortgage-backed securities	92,055	51%	110,626	55%
Corporate debt securities	4,951	3%	5,001	2%
Mutual funds	—	—	599	0%
Total securities available for sale	$180,363	100%	$205,017	100%
Held to maturity securities
U.S. GSE obligations	$32,572	12%	$32,572	14%
Mortgage-backed securities	155,723	57%	117,155	50%
Corporate debt securities	6,970	3%	1,998	1%
Municipal securities	75,740	28%	80,463	35%
Total securities held to maturity	$271,005	100%	$232,188	100%
Total	$451,368	100%	$437,205	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At September 30, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,008	1.1%	$65,000	1.5%	$—	—	$—	—	$85,008	1.4%
Mortgage-backed securities	—	—	92	5.4%	35,457	1.8%	61,139	2.0%	96,688	1.9%
Corporate debt securities	2,012	1.5%	3,007	2.3%	—	—	—	—	5,019	2.0%
Total available for sale securities	$22,020	1.1%	$68,099	1.5%	$35,457	1.8%	$61,139	2.0%	$186,715	1.7%

Held to maturity securities
U.S. GSE obligations	$5,002	1.4%	$27,570	2.5%	$—	—	$—	—	$32,572	2.3%
Mortgage-backed securities	63	4.2%	35	4.4%	36,295	2.4%	119,330	2.7%	155,723	2.6%
Corporate debt securities	—	—	6,970	2.6%	—	—	—	—	6,970	2.6%
Municipal securities	4,386	4.9%	12,050	4.5%	42,149	3.8%	17,155	3.6%	75,740	4.0%
Total held to maturity securities	$9,451	3.1%	$46,625	3.0%	$78,444	3.1%	$136,485	2.8%	$271,005	3.0%
Total	$31,471	1.7%	$114,724	2.1%	$113,901	2.7%	$197,624	2.5%	$457,720	2.4%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2017	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$14,999	1.1%	$75,022	1.3%	$—	—	$—	—	$90,021	1.3%
Mortgage-backed securities	93	4.7%	129	5.4%	26,319	1.7%	86,643	1.9%	113,184	1.9%
Corporate debt securities	—	—	4,034	1.7%	1,000	2.6%	—	—	5,034	1.8%
Total available for sale securities	$15,092	1.1%	$79,185	1.3%	$27,319	1.8%	$86,643	1.9%	$208,239	1.6%

Held to maturity securities
U.S. GSE obligations	$—	—	$32,572	2.2%	$—	—	$—	—	$32,572	2.2%
Mortgage-backed securities	6	4.5%	256	4.4%	25,485	2.1%	91,408	2.2%	117,155	2.2%
Corporate debt securities	—	—	1,998	2.5%	—	—	—	—	1,998	2.5%
Municipal securities	3,675	6.1%	13,320	5.7%	34,426	4.7%	29,042	4.6%	80,463	4.9%
Total held to maturity securities	$3,681	6.1%	$48,146	3.2%	$59,911	3.5%	$120,450	2.8%	$232,188	3.1%
Total	$18,773	2.1%	$127,331	2.0%	$87,230	3.0%	$207,093	2.4%	$440,427	2.4%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% and 35% at September 30, 2018 and December 31, 2017, respectively.

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

The following summary shows the composition of the loan portfolio at the dates indicated:

	September 30,		December 31,
	2018	% of Total	2017	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$295,452	20%	$298,851	22%
Mortgages - adjustable rate	276,930	19%	239,027	18%
Deferred costs net of unearned fees	1,143	0%	1,042	0%
Total residential mortgages	573,525	39%	538,920	40%
Commercial mortgage
Mortgages - nonowner occupied	610,966	41%	562,203	41%
Mortgages - owner occupied	37,347	3%	35,343	3%
Construction	40,076	3%	35,904	3%
Deferred costs net of unearned fees	147	0%	199	0%
Total commercial mortgages	688,536	47%	633,649	47%
Home equity
Home equity - lines of credit	65,138	5%	70,326	5%
Home equity - term loans	4,788	0%	3,863	0%
Deferred costs net of unearned fees	247	0%	255	0%
Total home equity	70,173	5%	74,444	5%
Commercial & industrial
Commercial & industrial	82,272	6%	65,305	5%
Deferred costs net of unearned fees	(29)	0%	(10)	0%
Total commercial & industrial	82,243	6%	65,295	5%
Consumer
Secured	35,890	3%	37,272	3%
Unsecured	1,399	0%	1,303	0%
Deferred costs net of unearned fees	15	0%	16	0%
Total consumer	37,304	3%	38,591	3%
Total loans	$1,451,781	100%	$1,350,899	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $573.5 million at September 30, 2018, an increase of $34.6 million, or 6.4%, from $538.9 million at December 31, 2017, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 39% and 40% of total loans at September 30, 2018 and December 31, 2017, respectively.

The average loan balance outstanding in the residential portfolio was $383,000 and the largest individual residential mortgage loan outstanding was $4.2 million as of September 30, 2018. At September 30, 2018, this loan was performing in accordance with its original terms.

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

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. The decision to sell a loan to the secondary market or retain within the portfolio is determined based on a variety of factors, including but not limited to, the Bank’s asset/liability position, the current interest rate environment, and customer preference.

The Company is servicing mortgage loans sold to others of approximately $93.4 million at September 30, 2018 and $101.9 million at September 30, 2017.  These loans are generally sold without recourse.

The table below presents residential real estate loan origination activity for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Originations for retention in portfolio	$89,870	$74,525
Originations for sale to the secondary market	6,599	13,189
Total	$96,469	$87,714

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Loans sold with servicing rights retained	$1,390	$11,536
Loans sold with servicing rights released	5,209	7,677
Total	$6,599	$19,213

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $701,000 and $793,000 as of September 30, 2018 and December 31, 2017 respectively.

Commercial Mortgage.  Commercial real estate loans were $688.5 million as of September 30, 2018, an increase of $54.9 million, or 8.7%, from $633.6 million at December 31, 2017. The commercial real estate loans portfolio represented 47% of total loans at September 30, 2018 and December 31, 2017.

Commercial real estate loans are secured by a variety of property types, with approximately 90% of the total at September 30, 2018 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.7 million, and the largest individual commercial real estate loan outstanding was $18.5 million as of September 30, 2018. At September 30, 2018, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity. The home equity portfolio totaled $70.2 million and $74.4 million at September 30, 2018 and December 31, 2017, respectively.  The home equity portfolio represented 5% of total loans at September 30, 2018 and December 31, 2017.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential and one-to-four family investment properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit which generally have a term between 15 and 20 years, with draws available for the first ten years. Our 15 year lines of credit are interest only during the first ten years and amortize on a five-year basis thereafter. Our 20 year lines of credit are interest only during the first ten years and amortize on a ten-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case by case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1 million generally will not exceed combined loan-to-value of 75%. Rates are adjusted monthly based on changes in a designated market index.

At September 30, 2018, the average loan balance outstanding in this portfolio was $68,000, and the largest home equity line of credit was $2.0 million with an outstanding balance of $644,000. At September 30, 2018, this line of credit was performing in accordance with its original terms.

We also offer home equity term loans, which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed-rate second mortgage loans, which generally have a term between 5 and 20 years.

Commercial and Industrial (“C&I”).  The commercial and industrial portfolio totaled $82.2 million at September 30, 2018, representing an increase of $16.9 million, or 26.0%, from $65.3 million at December 31, 2017.  The C&I portfolio represented 6% of total loans at September 30, 2018 and 5% at December 31, 2017. The average loan balance outstanding in this portfolio was $206,000 and the largest individual commercial and industrial loan outstanding was $19.7 million as of September 30, 2018. At September 30, 2018, this loan was performing in accordance with its original terms.

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

Consumer Loans.  The consumer loan portfolio totaled $37.3 million at September 30, 2018 from $38.6 million at December 31, 2017.   Consumer loans represented 3% of the total loans portfolio at September 30, 2018 and December 31, 2017 and include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at September 30, 2018. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2018
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$1,164	$13,665	$558,696	$573,525
Commercial mortgage	43,182	215,727	429,627	688,536
Home equity	273	942	68,958	70,173
Commercial & Industrial	42,581	37,970	1,692	82,243
Consumer	37,233	71	—	37,304
Total	$124,433	$268,375	$1,058,973	$1,451,781

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable or floating rate of interest at September 30, 2018. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	September 30, 2018
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$296,042	$277,483	$—	$573,525
Commercial mortgage	305,414	153,581	229,541	688,536
Home equity	5,023	—	65,150	70,173
Commercial & Industrial	18,499	507	63,237	82,243
Consumer	235	—	37,069	37,304
Total	$625,213	$431,571	$394,997	$1,451,781

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Nonaccruals	$682	$1,148
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	126	150
Total nonperforming loans	$808	$1,298
Accruing troubled debt restructured loans	$12	$29
Nonperforming loans as a percentage of gross loans	0.06%	0.10%
Nonperforming loans as a percentage of total assets	0.04%	0.07%

At September 30, 2018 and December 31, 2017, impaired loans had specific reserves of $77,000 and $93,000, respectively.

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

Troubled Debt Restructurings.  Loans are considered restructured in a troubled debt restructuring when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt, such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

Total nonperforming loans were lower during the nine months ended September 30, 2018 as compared to December 31, 2017, primarily due to a decrease in residential non-accrual loans.

The Company continues to monitor closely the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2018 and December 31, 2017, although such values may fluctuate with changes in the economy and the real estate market.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,	December 31,
	2018	2017
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,451,781	$1,350,899
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,393,782	$1,333,341
Balance of allowance for loan losses at the beginning of year	$15,320	$15,261
Loans charged-off:
Commercial and industrial	(11)	(284)
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	(31)	(39)
Total loans charged-off	$(42)	$(323)
Recovery of loans previously charged-off:
Commercial and industrial	35	13
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	6	7
Total recoveries of loans previously charged-off:	41	20
Net loan (charge-offs) recoveries	$(1)	$(303)
Provision charged to operating expense	787	362
Balance at end of period	$16,106	$15,320
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.00)%	(0.02)%
Ratio of allowance for loan losses to loans outstanding	1.11%	1.13%

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

Deposits.  The Company accepts deposits primarily from customers in the communities in which our private banking offices are located, as well as from small- and medium-sized businesses and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations, and client service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and our deposit growth goals. The Bank may also access the brokered deposit market for funding.

At September 30, 2018, we had a total of $86.1 million in certificates of deposit, excluding brokered deposits, of which $43.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of September 30, 2018, we had a total of $27.5 million of brokered deposits and $52.7 million of brokered deposits at December 31, 2017.

The following table sets forth the average balances of the Bank’s deposits as of the dates indicated:

	September 30,			December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$520,787	29.4%	—	$470,871	28.2%	—
Interest bearing checking	414,691	23.4%	0.02%	394,132	23.6%	0.05%
Money Market	78,798	4.4%	0.89%	68,891	4.1%	0.15%
Savings	620,036	34.9%	0.48%	571,659	34.2%	0.35%
Retail certificates of deposit under $100,000	36,514	2.1%	0.61%	40,447	2.4%	0.49%
Retail certificates of deposit of $100,000 or greater	61,132	3.4%	0.99%	71,030	4.2%	0.64%
Wholesale certificates of deposit	42,037	2.4%	1.69%	54,933	3.3%	1.56%
Total	$1,773,995	100%	0.30%	$1,671,963	100%	0.23%

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $70.2 million at September 30, 2018, an increase of $66.6 million compared to $3.6 million at December 31, 2017.

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

The following tables set forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,417,426	$14,808	4.14%	$1,330,390	$13,038	3.89%
Tax-exempt	9,855	116	4.67	14,950	186	4.94
Securities available for sale (3)
Taxable	193,703	790	1.62	226,164	902	1.58
Securities held to maturity
Taxable	199,841	1,146	2.28	154,129	810	2.08
Tax-exempt	76,030	749	3.91	80,717	986	4.85
Cash and due from banks	27,875	83	1.18	28,863	54	0.74
Total interest-earning assets (4)	1,924,730	17,692	3.65%	1,835,213	15,976	3.45%
Non interest-earning assets	74,738			75,753
Allowance for loan losses	(15,845)			(15,451)
Total assets	$1,983,623			$1,895,515
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$388,460	$64	0.07%	$381,652	$46	0.05%
Savings accounts	618,021	707	0.45	573,332	376	0.26
Money market accounts	107,096	206	0.76	69,437	26	0.15
Certificates of deposit	123,900	298	0.95	164,547	361	0.87
Total interest-bearing deposits	1,237,477	1,275	0.41	1,188,968	809	0.27
Other borrowed funds	26,626	156	2.32	67,126	225	1.33
Total interest-bearing liabilities	1,264,103	1,431	0.45%	1,256,094	1,034	0.33%
Non-interest-bearing liabilities
Demand deposits	535,777			470,016
Other liabilities	25,669			25,775
Total liabilities	1,825,549			1,751,885
Shareholders’ equity	158,074			143,630
Total liabilities & shareholders’ equity	$1,983,623			$1,895,515
Net interest income on a fully taxable equivalent basis		16,261			14,942
Less taxable equivalent adjustment		(183)			(410)
Net interest income		$16,078			$14,532
Net interest spread (5)			3.20%			3.13%
Net interest margin (6)			3.35%			3.23%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,383,503	$42,318	4.09%	$1,312,432	$37,966	3.87%
Tax-exempt	10,279	354	4.60	15,917	601	5.05
Securities available for sale (3)
Taxable	200,259	2,449	1.64	261,106	3,158	1.62
Securities held to maturity
Taxable	187,167	3,121	2.23	101,819	1,604	2.11
Tax-exempt	77,458	2,300	3.97	82,023	3,024	4.93
Cash and due from banks	48,817	484	1.33	35,746	170	0.64
Total interest-earning assets (4)	1,907,483	51,026	3.58%	1,809,043	46,523	3.44%
Non interest-earning assets	71,539			73,733
Allowance for loan losses	(15,701)			(15,352)
Total assets	$1,963,321			$1,867,424
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$414,691	$166	0.05%	$395,759	$84	0.03%
Savings accounts	620,036	1,907	0.41	557,442	951	0.23
Money market accounts	78,798	261	0.44	71,044	79	0.15
Certificates of deposit	139,683	956	0.92	168,136	1,069	0.85
Total interest-bearing deposits	1,253,208	3,290	0.35%	1,192,381	2,183	0.24%
Other borrowed funds	12,030	202	2.24	45,970	434	1.26
Total interest-bearing liabilities	1,265,238	3,492	0.37%	1,238,351	2,617	0.28%
Non-interest-bearing liabilities
Demand deposits	520,787			464,217
Other liabilities	24,123			25,032
Total liabilities	1,810,148			1,727,600
Shareholders’ equity	153,173			139,824
Total liabilities & shareholders’ equity	$1,963,321			$1,867,424
Net interest income on a fully taxable equivalent basis		47,534			43,906
Less taxable equivalent adjustment		(558)			(1,268)
Net interest income		$46,976			$42,638
Net interest spread (5)			3.21%			3.16%
Net interest margin (6)			3.33%			3.24%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% in 2018 and 35% in 2017.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Compared with			Compared with
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$881	$889	$1,770	$2,113	$2,239	$4,352
Tax-exempt	(60)	(10)	(70)	(198)	(49)	(247)
Securities available for sale
Taxable	(132)	20	(112)	(744)	35	(709)
Securities held to maturity
Taxable	257	79	336	1,418	99	1,517
Tax-exempt	(55)	(182)	(237)	(161)	(563)	(724)
Cash and due from banks	(2)	31	29	79	235	314
Total interest income	$889	$827	$1,716	$2,507	$1,996	$4,503
Interest expense
Deposits
Checking accounts	1	17	18	4	78	82
Savings accounts	31	300	331	117	839	956
Money market accounts	21	159	180	10	172	182
Certificates of deposit	(95)	32	(63)	(190)	77	(113)
Total interest-bearing deposits	(42)	508	466	(59)	1,166	1,107
Other borrowed funds	(181)	112	(69)	(442)	210	(232)
Total interest expense	$(223)	$620	$397	$(501)	$1,376	$875
Change in net interest income	$1,112	$207	$1,319	$3,008	$620	$3,628

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

As of September 30, 2018:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
+400	(3.4)
+300	(2.5)
+200	(1.5)
+100	(0.6)
–100	(2.5)

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of September 30, 2018 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 4.6% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 12.6% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Capital Adequacy.  Total shareholders’ equity was $160.8 million at September 30, 2018, compared to $148.0 million at December 31, 2017. The Company’s equity increased primarily as a result of increases in earnings. The ratio of total equity to total assets amounted to 8.08% at September 30, 2018 and 7.59% at December 31, 2017. Book value per share at September 30, 2018 and December 31, 2017 amounted to $39.16 and $36.24, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2018, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 12 – Shareholders’ Equity.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2018:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
July 1 to July 31, 2018	111	$87.11
August 1 to August 31, 2018	—	$—
September 1 to September 30, 2018	153	$88.24
Total	264
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period restricted stock award vestings.

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

CAMBRIDGE BANCORP

November 8, 2018	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

November 8, 2018
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)