Form 10-Q
period 2019-03-31
CAMBRIDGE BANCORP
filed 2019-05-09
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	CATC	NASDAQ
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

As of April 30, 2019, the registrant had 4,846,250 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$37,006	$18,473
Investment securities
Available for sale, at fair value (amortized cost $147,377 and $172,290, respectively)	144,762	168,163
Held to maturity, at amortized cost (fair value $300,607 and $281,310, respectively)	298,830	282,869
Total investment securities	443,592	451,032
Loans held for sale, at lower of cost or fair value	—	—
Loans
Residential mortgage	613,254	604,331
Commercial mortgage	749,835	757,957
Home equity	68,849	69,336
Commercial & Industrial	90,172	93,712
Consumer	33,044	34,436
Total loans	1,555,154	1,559,772
Less: allowance for loan losses	(16,652)	(16,768)
Net loans	1,538,502	1,543,004
Federal Home Loan Bank of Boston Stock, at cost	2,672	6,844
Bank owned life insurance	31,060	30,933
Banking premises and equipment, net	8,719	8,578
Deferred income taxes, net	7,167	8,717
Accrued interest receivable	6,012	5,762
Other assets	63,818	28,041
Total assets	$2,138,548	$2,101,384
Liabilities
Deposits
Demand	$490,649	$494,492
Interest bearing checking	385,605	431,702
Money market	146,925	135,585
Savings	709,940	628,212
Certificates of deposit	169,264	121,419
Total deposits	1,902,383	1,811,410
Short-term borrowings	—	90,000
Long-term borrowings	3,366	3,409
Other liabilities	60,531	29,539
Total liabilities	1,966,280	1,934,358
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,123,618 shares and 4,107,051 shares, respectively	4,124	4,107
Additional paid-in capital	38,239	38,271
Retained earnings	135,235	131,135
Accumulated other comprehensive loss	(5,330)	(6,487)
Total shareholders’ equity	172,268	167,026
Total liabilities and shareholders’ equity	$2,138,548	$2,101,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$16,284	$13,378
Interest on tax-exempt loans	89	96
Interest on taxable investment securities	1,980	1,714
Interest on tax-exempt investment securities	571	622
Dividends on FHLB of Boston stock	76	51
Interest on overnight investments	118	271
Total interest and dividend income	19,118	16,132
Interest expense
Interest on deposits	2,501	962
Interest on borrowed funds	356	17
Total interest expense	2,857	979
Net interest and dividend income	16,261	15,153
Provision for Loan Losses	(93)	409
Net interest and dividend income after provision for loan losses	16,354	14,744
Noninterest income
Wealth management revenue	6,124	6,126
Deposit account fees	738	750
ATM/Debit card income	276	271
Bank owned life insurance income	127	128
Gain (loss) on disposition of investment securities	(87)	—
Gain on loans held for sale	16	27
Loan related derivative income	436	472
Other income	327	404
Total noninterest income	7,957	8,178
Noninterest expense
Salaries and employee benefits	10,827	10,073
Occupancy and equipment	2,330	2,227
Data processing	1,346	1,230
Professional services	807	887
Marketing	404	438
FDIC insurance	—	151
Merger expenses	91	—
Other expenses	568	495
Total noninterest expense	16,373	15,501
Income before income taxes	7,938	7,421
Income tax expense	1,740	1,616
Net income	$6,198	$5,805
Share data:
Weighted average number of shares outstanding, basic	4,072,805	4,053,355
Weighted average number of shares outstanding, diluted	4,106,658	4,071,975
Basic earnings per share	$1.51	$1.42
Diluted earnings per share	$1.49	$1.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net income	$6,198	$5,805
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	1,095	(1,352)
Less: reclassification adjustment for losses/(gains) included in net income	66	—
Total unrealized gains/(losses) on securities	1,161	(1,352)
Derivatives
Change in interest rate contracts	(30)	—
Defined benefit retirement plans
Change in retirement liabilities	26	10
Other comprehensive income/(loss)	1,157	(1,342)
Comprehensive income	$7,355	$4,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,266	(1,266)	—
Net income	—	—	5,805	—	5,805
Other comprehensive income (loss)	—	—	—	(1,342)	(1,342)
Share based compensation	19	402	—	—	421
Dividends declared ($0.48 per share)	—	—	(1,968)	—	(1,968)
Balance at March 31, 2018	$4,101	$36,065	$119,196	$(8,489)	$150,873

Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	6,198	—	6,198
Other comprehensive income (loss)	—	—	—	1,157	1,157
Share based compensation	17	(32)	—	—	(15)
Dividends declared ($0.51 per share)	—	—	(2,098)	—	(2,098)
Balance at March 31, 2019	$4,124	$38,239	$135,235	$(5,330)	$172,268

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,198	$5,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(93)	409
Amortization of deferred charges and fees, net	199	163
Depreciation and amortization	393	464
Bank owned life insurance income	(127)	(128)
Loss on disposition of investment securities	87	—
Share based compensation	(15)	421
Change in accrued interest receivable	(250)	69
Deferred income tax (benefit)/expense	1,202	770
Change in other assets, net	(35,439)	(4,944)
Change in other liabilities, net	30,638	2,371
Net cash provided by operating activities	2,793	5,400
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(107,949)	(131,953)
Proceeds from principal payments of loans	112,585	101,197
Proceeds from calls/maturities of securities available for sale	8,825	5,208
Proceeds from sales of securities available for sale	15,913	—
Proceeds from calls/maturities of securities held to maturity	14,882	7,777
Purchase of securities held to maturity	(30,966)	(40,125)
Proceeds from settlement of bank owned life insurance policies	—	676
Sale of FHLB of Boston stock	4,172	—
Purchase of banking premises and equipment	(534)	(470)
Net cash provided by (used in) investing activities	16,928	(57,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	43,128	20,575
Change in certificates of deposit	47,825	(13,601)
Change in short-term borrowings	(90,000)	—
Repayment of long-term borrowings	(43)	(42)
Cash dividends paid on common stock	(2,098)	(1,968)
Net cash provided by (used in) financing activities	(1,188)	4,964
Net (decrease)/increase in cash and cash equivalents	18,533	(47,326)
Cash and cash equivalents at beginning of period	18,473	103,591
Cash and cash equivalents at end of period	$37,006	$56,265
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,763	$975
Income taxes	$970	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2019 and December 31, 2018, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

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

Optima Merger. The Company completed its merger with Optima Bank & Trust Company (“Optima”) on April 17, 2019. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Optima common stock was converted into $32.00 in cash or 0.3468 shares of the Company’s common stock, with the transaction structured as 95 percent common stock and 5 percent cash.  As a result of the merger, former Optima shareholders received an aggregate of approximately 722,746 shares of the Company’s common stock and an aggregate of approximately $3.5 million in cash.

Management has reviewed events occurring through May 9, 2019, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

4.	Recently Issued and Adopted Accounting Guidance

Accounting Standards Update 2018-16 - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). On October 25, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16 to introduce OIS Rate based on the SOFR as an acceptable US benchmark interest for the purpose of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12. The Company adopted this update on January 1, 2019, and the update did not have a significant impact on the consolidated financial statements.

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

Accounting Standards Update 2018-07 - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). On June 20, 2018, the FASB issued ASU 2018-07 to align the accounting for share-based payment awards issued to employees and nonemployees. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. Currently, the accounting for nonemployee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions, with certain exceptions. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, and early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated balance sheets, statements of income, and cash flows.

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

The standard also permits hedge accounting for strategies for which hedge accounting was not historically permitted and includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk. Furthermore, the standard eases the requirements for effectiveness testing, hedge documentation, applying the critical terms match method, and introduces new alternatives that will permit companies to reduce the risk of material error corrections if they misapply the shortcut method. The new accounting standard was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

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

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance became effective for the Company on January 1, 2019. Also in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”), to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Using the optional transition method discussed above, the Company adopted the new lease guidance on January 1, 2019 and recorded a right-of-use asset of $32.9 million and a corresponding net lease liability.

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

At March 31, 2019 and December 31, 2018, cash and cash equivalents totaled $37.0 million and $18.5 million, respectively. Of this amount, $12.0  million and $12.7 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at March 31, 2019 and December 31, 2018, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$55,000	$—	$(572)	$54,428	$75,004	$—	$(965)	$74,039
Mortgage-backed securities	88,367	137	(2,145)	86,359	92,271	118	(3,121)	89,268
Corporate debt securities	4,010	—	(35)	3,975	5,015	—	(159)	4,856
Total available for sale securities	$147,377	$137	$(2,752)	$144,762	$172,290	$118	$(4,245)	$168,163

Held to maturity securities
U.S. GSE obligations	$27,571	$—	$(130)	$27,441	$32,571	$—	$(238)	$32,333
Mortgage-backed securities	191,679	891	(1,122)	191,448	168,118	134	(2,290)	165,962
Corporate debt securities	6,974	13	(1)	6,986	6,972	—	(107)	6,865
Municipal securities	72,606	2,157	(31)	74,732	75,208	1,297	(355)	76,150
Total held to maturity securities	$298,830	$3,061	$(1,284)	$300,607	$282,869	$1,431	$(2,990)	$281,310
Total	$446,207	$3,198	$(4,036)	$445,369	$455,159	$1,549	$(7,235)	$449,473

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

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$54,428	$(572)	$54,428	$(572)
Mortgage-backed securities	—	—	83,979	(2,145)	83,979	(2,145)
Corporate debt securities	—	—	3,975	(35)	3,975	(35)
Total available for sale securities	$—	$—	$142,382	$(2,752)	$142,382	$(2,752)

Held to maturity securities
U.S. GSE obligations	$—	$—	$27,441	$(130)	$27,441	$(130)
Mortgage-backed securities	4,944	(43)	92,738	(1,079)	97,682	(1,122)
Corporate debt securities	—	—	1,998	(1)	1,998	(1)
Municipal securities	375	—	4,243	(31)	4,618	(31)
Total held to maturity securities	$5,319	$(43)	$126,420	$(1,241)	$131,739	$(1,284)
Total temporarily impaired securities	$5,319	$(43)	$268,802	$(3,993)	$274,121	$(4,036)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$74,039	$(965)	$74,039	$(965)
Mortgage-backed securities	—	—	86,815	(3,121)	86,815	(3,121)
Corporate debt securities	902	(98)	3,954	(61)	4,856	(159)
Total available for sale securities	$902	$(98)	$164,808	$(4,147)	$165,710	$(4,245)

Held to maturity securities
U.S. GSE obligations	$4,995	$(5)	$27,338	$(233)	$32,333	$(238)
Mortgage-backed securities	30,719	(216)	93,225	(2,074)	123,944	(2,290)
Corporate debt securities	6,865	(107)	—	—	6,865	(107)
Municipal securities	8,484	(82)	8,313	(273)	16,797	(355)
Total held to maturity securities	$51,063	$(410)	$128,876	$(2,580)	$179,939	$(2,990)
Total temporarily impaired securities	$51,965	$(508)	$293,684	$(6,727)	$345,649	$(7,235)

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

As of March 31, 2019, 104 debt securities had gross unrealized losses, with an aggregate depreciation of 1.45% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 4.22%, or $70,000 of its amortized cost. The largest unrealized dollar loss of any single security was $127,000, or 3.73%  of its amortized cost.

As of December 31, 2018, 142 debt securities had gross unrealized losses, with an aggregate depreciation of 2.05% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 9.79%, or $98,000, of its amortized cost. The largest unrealized dollar loss of any single security was $189,000, or 5.34%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At March 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,000	$9,926	$45,000	$44,502	$—	$—	$—	$—	$55,000	$54,428
Mortgage-backed securities	—	—	68	69	32,365	31,712	55,934	54,578	88,367	86,359
Corporate debt securities	2,004	1,998	2,006	1,977	—	—	—	—	4,010	3,975
Total available for sale securities	$12,004	$11,924	$47,074	$46,548	$32,365	$31,712	$55,934	$54,578	$147,377	$144,762

Held to maturity securities
U.S. GSE obligations	$—	$—	$27,571	$27,441	$—	$—	$—	$—	$27,571	$27,441
Mortgage-backed securities	24	24	—	—	53,879	53,855	137,776	137,569	191,679	191,448
Corporate debt securities	—	—	6,974	6,986	—	—	—	—	6,974	6,986
Municipal securities	3,460	3,473	13,502	13,736	42,677	44,275	12,967	13,248	72,606	74,732
Total held to maturity securities	$3,484	$3,497	$48,047	$48,163	$96,556	$98,130	$150,743	$150,817	$298,830	$300,607
Total	$15,488	$15,421	$95,121	$94,711	$128,921	$129,842	$206,677	$205,395	$446,207	$445,369

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Amortized cost of securities sold	$16,000	$—
Gain/(loss) realized on securities sold	(87)	—
Net proceeds from securities sold	$15,913	$—

7.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

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

Loans outstanding are detailed by category as follows:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$288,843	$293,267
Mortgages - adjustable rate	322,926	309,656
Deferred costs net of unearned fees	1,485	1,408
Total residential mortgages	613,254	604,331

Commercial mortgage
Mortgages - nonowner occupied	658,175	654,394
Mortgages - owner occupied	58,863	59,335
Construction	32,736	44,146
Deferred costs net of unearned fees	61	82
Total commercial mortgages	749,835	757,957

Home equity
Home equity - lines of credit	62,697	63,421
Home equity - term loans	5,910	5,665
Deferred costs net of unearned fees	242	250
Total home equity	68,849	69,336

Commercial & industrial
Commercial & industrial	90,187	93,728
Deferred costs (fees) net of unearned fees	(15)	(16)
Total commercial & industrial	90,172	93,712

Consumer
Secured	31,980	33,252
Unsecured	1,049	1,171
Deferred costs net of unearned fees	15	13
Total consumer	33,044	34,436
Total loans	$1,555,154	$1,559,772

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

At March 31, 2019 and December 31, 2018, total loans outstanding to such directors and officers were $453,000 and $488,000, respectively. During the three months ended March 31, 2019, $37,000 of additions and $72,000 of repayments were made to these loans. There were $139,000 of additions and $167,000 of repayments during the year ended December 31, 2018. At March 31, 2019 and December 31, 2018, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$505	$—	$13	$—	$—	$518
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	108	—	—	—	—	108
Total	$613	$—	$13	$—	$—	$626

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$512	$—	$13	$—	$—	$525
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	111	—	—	6	—	117
Total	$623	$—	$13	$6	$—	$642

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

There were no new TDRs during the three months ended March 31, 2019. At March 31, 2019, two loans were determined to be TDRs with a total carrying value of $108,000. One TDR loan was paid off during the quarter ended March 31, 2019. There were no TDR defaults during the three months ended March 31, 2019.

There were no new TDRs during the year ended December 31, 2018. At December 31, 2018, three loans were determined to be TDRs with a total carrying value of $117,000. There were no TDR defaults during the year ended December 31, 2018.

There were no specific allowances for TDRs at March 31, 2019 or December 31, 2018.

As of March 31, 2019 and December 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	March 31, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$612,641	$68,836	$33,044
Non-performing	613	13	—
Total	$613,254	$68,849	$33,044

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$745,251	$82,792
7 (Special Mention)		4,584	3,797
8 (Substandard)		—	3,583
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$749,835	$90,172

	December 31, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$603,708	$69,323	$34,436
Non-performing	623	13	—
Total	$604,331	$69,336	$34,436

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$753,338	$85,821
7 (Special Mention)		4,619	4,186
8 (Substandard)		—	3,705
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$757,957	$93,712

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$2,174	$—	$351	$2,525	$610,729	$613,254
Commercial Mortgages	1,062	—	—	1,062	748,773	749,835
Home Equity	—	68	—	68	68,781	68,849
Commercial & Industrial	—	—	—	—	90,172	90,172
Consumer loans	7	5	—	12	33,032	33,044
Total	$3,243	$73	$351	$3,667	$1,551,487	$1,555,154

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,034	$121	$351	$1,506	$602,825	$604,331
Commercial Mortgages	—	—	—	—	757,957	757,957
Home Equity	—	—	—	—	69,336	69,336
Commercial & Industrial	—	—	—	—	93,712	93,712
Consumer loans	108	—	—	108	34,328	34,436
Total	$1,142	$121	$351	$1,614	$1,558,158	$1,559,772

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2019 and December 31, 2018.

Foreclosure proceedings

As of March 31, 2019, there were no loans in process of foreclosure.  As of December 31, 2018, one loan secured by one- to four-family residential property with a carrying value of $351,000 was in process of foreclosure.

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

The following tables present information pertaining to impaired loans:

	For the Three Months Ended March 31, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Residential mortgage	627	630	732	—	1
Home equity	99	99	135	—	—
Total	726	729	867	—	1
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	627	630	732	—	1
Home equity	99	99	135	—	—
Total	$726	$729	$867	$—	$1

	For the Three Months Ended March 31, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$23	$25	$23	$—	$—
Commercial mortgage	213	213	227	—	—
Residential mortgage	1,157	1,164	1,360	—	—
Home equity	68	69	99	—	—
Total	1,461	1,471	1,709	—	—
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	63	63	63	90	—
Home equity	—	—	—	—	—
Total	63	63	63	90	—
Total:
Commercial and industrial	23	25	23	—	—
Commercial mortgage	213	213	227	—	—
Residential mortgage	1,220	1,227	1,423	90	—
Home equity	68	69	99	—	—
Total	$1,524	$1,534	$1,772	$90	$—

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

The following tables contain changes in the allowance for loan losses disaggregated by loan category March 31, 2019:

	For the Three Months Ended March 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	—	—	(30)	(9)	—	(39)
Recoveries	—	—	—	12	4	—	16
Provision for (Release of)	310	(257)	17	(152)	(11)	—	(93)
Balance at March 31, 2019	$5,256	$9,369	$534	$1,245	$248	$—	$16,652

	For the Three Months Ended March 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(5)	(5)	—	(10)
Recoveries	—	—	—	11	2	—	13
Provision for (Release of)	(355)	648	(60)	193	(14)	(3)	409
Balance at March 31, 2018	$4,692	$8,937	$570	$1,145	$298	$90	$15,732

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	March 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,256	9,369	534	1,245	248	16,652
Total	$5,256	$9,369	$534	$1,245	$248	$16,652

Loans receivable
Individually evaluated for impairment	$627	$—	$99	$—	$—	$726
Collectively evaluated for impairment	612,627	749,835	68,750	90,172	33,044	1,554,428
Total	$613,254	$749,835	$68,849	$90,172	$33,044	$1,555,154

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,945	9,626	517	1,415	265	16,768
Total	$4,945	$9,626	$517	$1,415	$265	$16,768

Loans receivable
Individually evaluated for impairment	$647	$—	$88	$5	$—	$740
Collectively evaluated for impairment	603,684	757,957	69,248	93,707	34,436	1,559,032
Total	$604,331	$757,957	$69,336	$93,712	$34,436	$1,559,772

8.	Income Taxes

The effective tax rate was 21.9% for the quarter ended March 31, 2019, as compared to 21.8% for the quarter ended March 31, 2018.

Net deferred tax assets totaled $7.2 million at March 31, 2019 and $8.7 million at December 31, 2018. The Company recorded no valuation allowance for deferred tax assets at March 31, 2019.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Current
Federal	$371	$593
State	167	253
Total current expense	538	846

Deferred
Federal	818	524
State	384	246
Total deferred	1,202	770
Total income tax expense	$1,740	$1,616

9.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$68	$89	$5	$6
Interest cost	426	386	90	77	6	5
Expected return on assets	(709)	(723)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	—	16	—	1	(1)	5
Net periodic benefit cost (credit)	$(284)	$(322)	$158	$167	$10	$16

The Company made no contributions to the qualified defined benefit pension plan during the three months ended March 31, 2019. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2019.

Employee Profit Sharing and 401(k) Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. Beginning in 2018, the Company matched employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive, up from 3% in 2017. Employees are eligible to participate in the PSP on the first day of their initial date of service. Each year, the Company may also make a discretionary contribution to the PSP. In 2018, employees were eligible to participate in the discretionary contribution portion of the PSP after completing 12 months of employment and 1,000 hours of service. The employee must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution. Effective in 2019, employees are eligible to participate in the discretionary contribution portion of the PSP on the first day of their initial date of service.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate in the ESOP on January 1 or July 1 following the completion of 12 months of service consisting of at least 1,000 hours and upon the attainment of age 21. Purchases of the Company’s stock by the ESOP will be funded by employer contributions or reinvestment of cash dividends.

Total expenses related to the PSP and ESOP for the three months ended March 31, 2019 and March 31, 2018 amounted to approximately $586,000 and $823,000, respectively.

Defined Contribution SERP Plan

For executives participating in the Defined Contribution SERP Plan (“DC SERP”), the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended March 31, 2019 and March 31, 2018 amounted to approximately $43,000 and $50,000, respectively.

10.	STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2019, the Company issued the following RSAs and RSUs from the 2017 Equity and Cash Incentive Plan.  The fair value of RSAs and RSUs is based upon the Company’s common stock closing share price on the date of the grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

	Weighted-
	Average
Shares Granted	Fair Value at Grant Date	Type of Award
9,305	$74.46	RSAs
8,132	$73.00	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

On January 22, 2019, the Company granted 25,615 PRSUs. These PRSUs were issued from the 2017 Equity and Cash Incentive Plan and had a grant date fair value per share of $73.00, as determined by the closing price on grant date. PRSUs are subject to a 3-year performance period and will be earned based on Return on Assets and Diluted Earnings Per Share growth performance as compared to the Company’s peer group.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Stock based compensation expense	$618	$540
Related tax benefits	$174	$152

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$367,559	$368,410
Origination of new loans	30,681	24,505
Standby letters of credit	7,030	8,752

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	—	—

12.	LEASES

The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2019 and 2030 and, in some instances, contain options to renew for periods up to 25 years.

The Company adopted Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”) during the quarter ended March 31, 2019, and began recognizing its operating leases on its balance sheet by recording a lease liability, representing the Company’s legal obligation to make lease payments, and a Right-Of-Use (“ROU”) Asset, representing the Company’s legal right to use the leased office space and banking centers. The Company, by policy, does not include renewal options for leases as part of its right-of-use assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	March 31, 2019
	Operating Leases	Balance Sheet Location
	(dollars in thousands)
Right-of-use asset	$31,975	Other assets
Net lease liability	$33,263	Other liabilities

Operating lease expenses are comprised of operating lease costs and variable lease costs, net of sublease income. The pattern and measurement of expense recognition of these costs were not significantly impacted by ASU 2016-02 and subsequent ASUs issued to amend this Topic.

Variable lease payments that are not dependent on an index or a rate, or changes in variable payments based on an index or rate after the commencement date, are excluded from the measurement of the lease liability, are recognized in the period incurred and included within variable lease costs below.

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is determined as either the rate implicit in the lease or when a rate cannot be readily determined, the Company’s incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term.

The components of operating lease cost and other related information are as follows:

Three Months Ended March 31,
2019
(dollars in thousands)
Operating lease cost	$1,188
Short-term lease cost	—
Variable lease cost (Cost excluded from lease payments)	—
Sublease income	(16)
Total Operating Lease Cost	$1,172
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$1,084
Operating Lease - Operating Cash Flows (Liability reduction)	814
Right-of-use assets obtained in exchange for new operating lease liabilities	32,909
Weighted average lease term - operating leases	8.89 Years
Weighted average discount Rate - operating leases	3.36%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2019 and December 31, 2018 were as follows:

Quarter Ended	Future Minimum
March 31,	Lease Payments
(dollars in thousands)
Remainder of 2019	3,369
2020	4,659
2021	4,660
2022	4,551
2023	4,452
Thereafter	17,117
Total minimum lease payments	$38,808

Year Ended	Future Minimum
December 31,	Lease Payments
(dollars in thousands)
2019	4,448
2020	4,661
2021	4,662
2022	4,553
2023	4,455
Thereafter	17,128
Total minimum lease payments	$39,907

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.3 million and $1.1 million for the quarter ended March 31, 2019 and March 31, 2018, respectively.

Under the terms of a sublease agreement, the Company will receive minimum annual rental payments of approximately $32,000 through July 31, 2019. Total rental income was $16,000 for the quarters ended March 31, 2019 and March 31, 2018.

13.	Shareholders’ Equity

As of March 31, 2019 and December 31, 2018, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer (1)		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$193,883	13.2%	$117,145	8.0%	$153,753	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	177,181	12.1%	87,859	6.0%	124,467	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	177,181	12.1%	65,894	4.5%	102,502	7.0%	N/A	N/A
Tier I capital (to average assets)	177,181	8.3%	85,421	4.0%	85,421	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$186,489	12.7%	$117,145	8.0%	$153,753	10.5%	$146,431	10.0%
Tier I capital (to risk-weighted assets)	169,787	11.6%	87,859	6.0%	124,467	8.5%	117,145	8.0%
Common equity tier I capital (to risk-weighted assets)	169,787	11.6%	65,894	4.5%	102,502	7.0%	95,180	6.5%
Tier I capital (to average assets)	169,787	8.0%	85,421	4.0%	85,421	4.0%	106,776	5.0%

(1)

The 2013 Capital Rules adopted by the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation implementing Basel III were fully phased-in effective January 1, 2019.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$189,888	13.2%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	173,070	12.1%	86,000	6.0%	112,875	7.875%	121,833	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	173,070	12.1%	64,500	4.5%	91,375	6.375%	100,333	7.0%	N/A	N/A
Tier I capital (to average assets)	173,070	8.5%	81,507	4.0%	81,507	4.000%	81,507	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$185,507	12.9%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	$143,333	10.0%
Tier I capital (to risk-weighted assets)	168,689	11.8%	86,000	6.0%	112,875	7.875%	121,833	8.5%	114,666	8.0%
Common equity tier I capital (to risk-weighted assets)	168,689	11.8%	64,500	4.5%	91,375	6.375%	100,333	7.0%	93,166	6.5%
Tier I capital (to average assets)	168,689	8.3%	81,507	4.0%	81,507	4.000%	81,507	4.0%	101,884	5.0%

14.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) during the period, by component, net of tax:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$1,425	$(330)	$1,095	$(1,678)	$326	$(1,352)
Reclassification adjustment for (gains)/losses recognized in net income	87	(21)	66	—	—	—
Derivatives
Change in interest rate contracts	(42)	12	(30)	—	—	—
Defined benefit retirement plans
Change in retirement liability	36	(10)	26	14	(4)	10
Total Other Comprehensive (Loss)/Income	$1,506	$(349)	$1,157	$(1,664)	$322	$(1,342)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) that have an impact on net income are presented below:

Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$(87)	$—	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	21	—	Provision for income taxes
Net of tax	$(66)	$—	Net income

15.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$6,198	$5,805
Less dividends and undistributed earnings allocated to participating securities	(61)	(64)
Net income applicable to common shareholders	$6,137	$5,741

Denominator:
Weighted average common shares outstanding	4,073	4,053
Earnings per common share - basic	$1.51	$1.42

Earnings per common share - diluted:
Numerator:
Net income	$6,198	$5,805
Less dividends and undistributed earnings allocated to participating securities	(61)	(64)
Net income applicable to common shareholders	$6,137	$5,741

Denominator:
Weighted average common shares outstanding	4,073	4,053
Dilutive effect of common stock equivalents	34	19
Weighted average diluted common shares outstanding	4,107	4,072
Earnings per common share - diluted	$1.49	$1.41

16.	Derivative AND HEDGING ACTIVITIES

The Company utilizes interest rate swaps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets.

Cash Flow Hedges of Interest Rate Risk

The Company uses interest rate floors to manage its exposure to interest rate movements. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium.

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

Interest Rate Swaps. The Company enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When the Bank enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through other loan related derivative income.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	March 31, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$1,881	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,881			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$176,679	Other Assets	$8,063	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	176,679	Other Liabilities	8,063
Risk participation agreements out to counterparties	19,000	Other Assets	34	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	73,776	Other Liabilities	291
Total derivatives not designated as hedging instruments			$8,097			$8,354

	December 31, 2018
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$1,970	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,970			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$150,489	Other Assets	$5,782	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	150,489	Other Liabilities	5,782
Risk participation agreements out to counterparties	19,000	Other Assets	28	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	63,825	Other Liabilities	179
Total derivatives not designated as hedging instruments			$5,810			$5,961

The following table presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income as of March 31, 2019:

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Included Component	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income Excluded Component
	Three Months Ended March 31, 2019				Three Months Ended March 31, 2019
	(dollars in thousands)				(dollars in thousands)

Interest rate contracts	$(89)	$—	$(89)	Interest Income	$(48)	$—	$(48)
Total	$(89)	$—	$(89)		$(48)	$—	$(48)

During 2019, the Company estimates that an additional $194,000 will be reclassified out of accumulated other comprehensive income into earnings, as a reduction to interest income.

The following table presents the effect of the Company’s derivative financial instruments on the Income Statement at March 31, 2019:

Three Months Ended March 31, 2019
Interest Income
(dollars in thousands)
Total amount of income presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$(48)
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(48)
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Included Component	—
Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income - Excluded Component	$(48)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,	Three Months Ended March 31,
		2019	2018
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$74	$28
Total		$74	$28

Credit-risk-related Contingent Features

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

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well- capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.4 million. As of March 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.9 million. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $4.4 million.

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheet as March 31, 2019 and December 31, 2018:

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$9,978	$—	$9,978	$2,777	$—	$7,201

Offsetting of Derivative Liabilities
Derivative Liabilities	$8,354	$—	$8,354	$2,777	$3,651	$1,926

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount

	December 31, 2018
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$7,780	$—	$7,780	$3,099	$(743)	$3,938

Offsetting of Derivative Liabilities
Derivative Liabilities	$5,961	$—	$5,961	$3,099	$260	$2,602

17.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$37,006	$37,006	$18,473	$18,473
Securities available for sale	144,762	144,762	168,163	168,163
Securities held to maturity	298,830	300,607	282,869	281,310
Loans, net	1,538,502	1,495,977	1,543,004	1,484,905
Loans held for sale	—	—	—	—
FHLB Boston stock	2,672	2,672	6,844	6,844
Accrued interest receivable	6,012	6,012	5,762	5,762
Mortgage servicing rights	647	898	666	941
Interest rate contracts	1,881	1,881	1,970	1,970
Loan level interest rate swaps	8,063	8,063	5,782	5,782
Risk participation agreements out to counterparties	34	34	28	28

Financial liabilities
Deposits	1,902,383	1,900,594	1,811,410	1,809,051
Short-term borrowings	—	—	90,000	90,000
Long-term borrowings	3,366	3,337	3,409	3,363
Loan level interest rate swaps	8,063	8,063	5,782	5,782
Risk participation agreements in with counterparties	291	291	179	179

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

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures as of March 31, 2019.

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$54,428	$—	$54,428
Mortgage-backed securities	—	86,359	—	86,359
Corporate debt securities	—	3,975	—	3,975
Other assets
Interest rate swaps with customers	—	8,063	—	8,063
Risk participation agreements out to counterparties	—	34	—	34
Interest rate contracts	—	1,881	—	1,881
Other liabilities
Mirror swaps with counterparties	—	8,063	—	8,063
Risk participation agreements in with counterparties	—	291	—	291

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$74,039	$—	$74,039
Mortgage-backed securities	—	89,268	—	89,268
Corporate debt securities	—	4,856	—	4,856
Other assets
Interest rate swaps with customers	—	5,782	—	5,782
Risk participation agreements out to counterparties	—	28	—	28
Interest rate contracts	—	1,970	—	1,970
Other liabilities
Mirror swaps with counterparties	—	5,782	—	5,782
Risk participation agreements in with counterparties	—	179	—	179

There were no assets measured at fair value on a non-recurring basis during the quarter ended March 31, 2019 and at December 31, 2018.

There were no transfers between levels for the three months ended March 31, 2019 and the three months ended March 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission.

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

•	that the Company’s financial reporting controls and procedures may not prevent or detect all errors or fraud;
•	the Company’s dependence on the accuracy and completeness of information about clients and counterparties;
•	the fiscal and monetary policies of the federal government and its agencies;
•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;
•	downgrades in the Company’s credit rating;
•	changes in interest rates which could affect interest rate spreads and net interest income;
•	costs and effects of litigation, regulatory investigations or similar matters;
•	the inability to realize expected cost savings or implement integration plans and other adverse consequences associated with the Merger;
•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;
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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of March 31, 2019, the Company had total assets of approximately $2.1 billion. The Bank operates 10 full-service banking offices in six cities and towns in Eastern Massachusetts and Southeastern New Hampshire. As a Private Bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of March 31, 2019, the Company had Assets under Management and Administration of approximately $3.1 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

Merger with Optima Bank & Trust Company

In the fourth quarter of 2018, Cambridge Bancorp, Cambridge Trust Company, and Optima Bank & Trust Company (“Optima”) entered into a definitive agreement pursuant to which the parties agreed that Optima would merge with and into Cambridge Trust Company in a stock and cash transaction (the “Merger”). Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Optima common stock was converted into the right to receive $32.00 in cash or 0.3468 shares of the Company’s common stock, with the transaction structured as 95 percent common stock and 5 percent cash.

The Company completed the Merger on April 17, 2019, effective at 11:59 p.m. Eastern Standard Time. The addition of Optima’s six banking offices brings our total full service banking office count to sixteen and allows us to offer comprehensive private banking and wealth management services in New Hampshire. As a result of the Merger, former Optima shareholders received approximately 722,746 shares of Cambridge Bancorp common stock in the aggregate and an aggregate of approximately $3.5 million in cash.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers allowance for loan losses and income taxes to be its critical accounting policies. There have been no significant changes to the Company’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Developments

See Note 4 to the Unaudited Consolidated Financial Statements for details of recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

Results of Operations

Results of Operations for the three months ended March 31, 2019 and March 31, 2018

General. Net income increased $393,000, or 6.8%, to $6.2 million for the quarter ended March 31, 2019, as compared to net income of $5.8 million for the quarter ended March 31, 2018, primarily due to a $1.6 million increase in net interest and dividend income after the provision for loan losses. This increase was partially offset by a $221,000 decrease in non-interest income, an $872,000 increase in noninterest expense, and higher income tax expense of $124,000. Diluted earnings per share were $1.49 for the first quarter of 2019, representing a 5.7% increase over diluted earnings per share of $1.41 for the same quarter last year.

Excluding merger and acquisition expenses incurred during the quarter related to the Merger, operating net income was $6.3 million for the quarter ended March 31, 2019, an increase of $480,000, or 8.3%, compared to $5.8 million for the quarter ended March 31, 2018. Operating diluted earnings per share were $1.52 for the first quarter of 2019, representing a 7.8% increase over operating diluted earnings per share of $1.41 for the same quarter last year.

Net Interest and Dividend Income. Net interest and dividend income after the provision for loan losses increased by $1.6 million, or 10.9%, to $16.4 million for the quarter ended March 31, 2019, as compared to $14.7 million for the quarter ended March 31, 2018. The increase was due to a combination of higher average interest-earning assets and higher yields on these assets.  Average interest earning assets increased by $140.9 million, or 7.4%, to $2.0 billion as of March 31, 2019, from $1.9 billion as of March 31, 2018. The Company’s net interest margin, on a fully taxable equivalent basis, decreased two basis points to 3.26% for the quarter ended March 31, 2019, as compared to 3.28% for the quarter ended March 31, 2018.

Interest and Dividend Income. Total interest and dividend income increased $3.0 million, or 18.5%, to $19.1 million for the quarter ended March 31, 2019, as compared to $16.1 million for the quarter ended March 31, 2018, primarily due to a $2.9 million increase in interest income from loans, and a $215,000 increase in interest on investment securities. These increases were partially offset by a $153,000 decrease in interest on overnight investments.

Interest Expense. Interest expense increased $1.9 million, or 191.8%, to $2.9 million for the quarter ended March 31, 2019, as compared to $1.0 million for the quarter ended March 31, 2018. The increase was driven by a $148.2 million increase in average interest bearing liabilities, which contributed to a 36 basis points increase in the average cost of funds of 0.57% from 0.21%. The increase in average interest bearing liabilities was primarily driven by an increase in average savings balances of $77.7 million and an increase in average money market accounts of $64.5 million. We experienced an increase in the average cost of savings and money market accounts for the quarter ended March 31, 2019, as compared to March 31, 2018 due to successful savings and money market campaigns, as we strive to attract and deepen client relationships.

Provision for Loan Losses. The Company released $93,000 from the allowance for loan losses for the quarter ended March 31, 2019, as compared to a provision for loan losses of $409,000 for the quarter ended March 31, 2018. The decrease in the allowance for loan losses was due to lower volume and the change in mix of the loan portfolio during the quarter ended March 31, 2019.  We recorded net charge-off of $23,000 for the quarter ended March 31, 2019, as compared to net recoveries of $3,000 in 2018. The allowance for loan losses was $16.7 million, or 1.07% of total loans at March 31, 2019, as compared to $15.7 million, or 1.14% of total loans at March 31, 2018.

Noninterest Income. Total noninterest income decreased by $221,000, or 2.7%, to $8.0 million for the quarter ended March 31, 2019, as compared to $8.2 million for the quarter ended March 31, 2018, primarily due to a bank owned life insurance gain recorded in the quarter ended March 31, 2018. Noninterest income was 32.9% of total revenue for the quarter ended March 31, 2019.

Wealth Management revenue was largely unchanged from $6.1 million and totaled $6.1 million for the quarter ended March 31, 2019. Wealth Management Assets under Management increased by $15.6 million, or 0.5%, to $3.0 billion as of March 31, 2019, as compared to $3.0 billion as of March 31, 2018.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,005	$5,932
Asset-based revenues	6,005	5,932
Financial planning fees and other service fees	119	194
Total wealth management revenues	$6,124	$6,126

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,759,547	$2,971,322
Gross client asset inflows	60,313	75,142
Gross client asset outflows	(72,818)	(74,730)
Net market impact	243,333	3,064
Balance at the end of the period	$2,990,375	$2,974,798
Weighted average management fee	0.84%	0.80%

There were no significant changes to the average fee rates and fee structure for the three months ended March 31, 2019 and 2018.

Noninterest Expense. Total noninterest expense increased by $872,000, or 5.6%, to $16.4 million for the quarter ended March 31, 2019, as compared to $15.5 million for the quarter ended March 31, 2018, primarily driven by higher salaries and employee benefits, data processing expense, occupancy and equipment expense, and merger expenses. The increase in salaries and employee benefits expense of $754,000 was driven by regular merit increases, the combination of increased staffing to support new business development initiatives, and the seasonality associated with payroll taxes. The increase of $116,000 in data processing expense was primarily due to investments made in technology in 2018. The increase of $103,000 in occupancy and equipment expense was due to the opening of an additional Wealth Management office in Boston, MA. Merger expenses of $91,000 were related to legal, accounting, and regulatory filing costs associated with the Merger.

Noninterest expense increases were partially offset by lower FDIC insurance expense of $151,000 for the quarter ended March 31, 2019, as compared to March 31, 2018, as the Company has begun to recognize its apportioned share of credits associated with the FDIC’s Deposit Insurance Fund, which has exceeded its target reserve ratio.

Income Tax Expense. The Company recorded a provision for income taxes of $1.7 million for the quarter ended March 31, 2019, as compared to $1.6 million for the same quarter in 2018. The effective tax rate was 21.9% for the quarter ended March 31, 2019, as compared to 21.8% for the same quarter in 2018. Additionally, the Company recognized $186,000 of tax benefit resulting from the accounting for share-based payments during the first quarter of 2019.

Changes in Financial Condition

Total Assets. Total assets increased $37.2 million, or 1.8%, to $2.14 billion at March 31, 2019, from $2.10 billion at December 31, 2018, primarily due to increases in other assets of $35.8 million associated with the adoption of lease accounting guidance (“ASU 2016-02”) in the first quarter of 2019.  The Company adopted ASU 2016-02 and recorded right-of-use lease assets of $32.9 million and a corresponding lease liability on the balance sheet.

Cash and Cash Equivalents. Cash and cash equivalents increased by $18.5 million to $37.0 million at March 31, 2019 from $18.5 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities decreased by $7.4 million to $443.6 million at March 31, 2019, from $451.0 million at December 31, 2018. During the quarter, the Company sold $16.0 million of low-yielding bonds at a loss totaling $87,000.

Loans. Total loans decreased $4.6 million, or 0.3%, from December 31, 2018 and stood at $1.6 billion as of March 31, 2019. The reduction in total loans was due to a decrease in commercial real estate loans of $8.1 million, from $758.0 million at December 31, 2018 to $749.8 million at March 31, 2019, and decreases in commercial and industrial loans of $3.5 million, or 3.8%, from $93.7 million at December 31, 2018 to $90.2 million at March 31, 2019. These decreases were partially offset by increases in residential mortgage loans of $8.9 million, or 1.5%, from $604.3 million at December 31, 2018 to $613.3 million at March 31, 2019. Total loan originations during the quarter were strong despite elevated levels of loan payoffs, particularly in the commercial real estate portfolio.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2019, our investment in bank-owned life insurance was $31.1 million, representing an increase of $127,000 from $30.9 million at December 31, 2018, primarily due to increases in the cash surrender value of the policies during the first quarter of 2019.

Deposits. Total deposits were $1.9 billion at March 31, 2019 and $1.8 billion December 31, 2018. Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $43.1 million, or 2.6%, from December 31, 2018. The increase was primarily due to an $81.7 million increase in savings accounts, a $11.3 million increase in money market accounts, partially offset by a $3.8 million decrease in demand deposits, and a $46.1 million decrease in interest bearing checking. Growth in core deposits during the quarter was attributable to successful savings and money market campaigns, as we strive to attract and deepen client relationships. The cost of total deposits for the quarter ended March 31, 2019 was 0.55%, as compared to 0.22% for the quarter ended March 31, 2018.

Certificates of deposit, which totaled $169.3 million at March 31, 2019, increased by $47.8 million from $121.4 million at December 31, 2018, primarily due to a $45.6 million increase in brokered certificates of deposit, which were utilized to pay down higher cost borrowings.

Borrowings. At March 31, 2019, borrowings consisted of advances from the FHLB of Boston. Total borrowings decreased to $3.4 million at March 31, 2019, from $93.4 million at December 31, 2018, primarily due to strong core deposit growth and an increase in brokered certificates of deposit.

Shareholders’ Equity. Total shareholders’ equity increased $5.2 million, or 3.1%, to $172.3 million at March 31, 2019, from $167.0 million at December 31, 2018. The increase was primarily the result of net income of $6.2 million, and decreases in unrealized losses of $1.2 million in available for sale securities, partially offset by regular dividend payments of $2.1 million.

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”) and U.S. GSE mortgage-backed securities and corporate debt securities. These securities are carried at fair value, and except for equity securities, unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders’ equity. Changes in fair value for equity securities are recognized in earnings in accordance with ASU 2016-01.

The fair value of securities available for sale totaled $144.8 million and included gross unrealized gains of $137,000 and gross unrealized losses of $2.8 million at March 31, 2019. At December 31, 2018, the fair value of securities available for sale totaled $168.2 million and included gross unrealized gains of $118,000 and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2019 are carried at their amortized cost of $298.8 million. At December 31, 2018, securities held to maturity totaled $282.9 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$54,428	38%	$74,039	44%
Mortgage-backed securities	86,359	59%	89,268	53%
Corporate debt securities	3,975	3%	4,856	3%
Total securities available for sale	$144,762	100%	$168,163	100%
Held to maturity securities
U.S. GSE obligations	$27,571	9%	$32,571	12%
Mortgage-backed securities	191,679	65%	168,118	59%
Corporate debt securities	6,974	2%	6,972	2%
Municipal securities	72,606	24%	75,208	27%
Total securities held to maturity	$298,830	100%	$282,869	100%
Total	$443,592	100%	$451,032	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At March 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,000	1.2%	$45,000	1.5%	$—	—	$—	—	$55,000	1.4%
Mortgage-backed securities	—	—	68	4.4%	32,365	1.9%	55,934	2.0%	88,367	1.9%
Corporate debt securities	2,004	1.5%	2,006	1.8%	—	—	—	—	4,010	1.7%
Total available for sale securities	$12,004	1.2%	$47,074	1.5%	$32,365	1.9%	$55,934	2.0%	$147,377	1.7%

Held to maturity securities
U.S. GSE obligations	$—	—	$27,571	2.6%	$—	—	$—	—	$27,571	2.6%
Mortgage-backed securities	24	4.2%	—	—	53,879	2.7%	137,776	2.9%	191,679	2.9%
Corporate debt securities	—	—	6,974	2.6%	—	—	—	—	6,974	2.6%
Municipal securities	3,460	4.9%	13,502	4.3%	42,677	3.8%	12,967	3.6%	72,606	3.9%
Total held to maturity securities	$3,484	4.9%	$48,047	3.1%	$96,556	3.2%	$150,743	3.0%	$298,830	3.1%
Total	$15,488	2.0%	$95,121	2.3%	$128,921	2.8%	$206,677	2.7%	$446,207	2.6%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,004	1.1%	$65,000	1.5%	$—	—	$—	—	$75,004	1.4%
Mortgage-backed securities	—	—	78	5.4%	33,768	1.8%	58,425	2.0%	92,271	1.9%
Corporate debt securities	2,008	1.5%	3,007	2.5%	—	—	—	—	5,015	2.1%
Total available for sale securities	$12,012	1.1%	$68,085	1.5%	$33,768	1.8%	$58,425	2.0%	$172,290	1.7%

Held to maturity securities
U.S. GSE obligations	$5,001	1.4%	$27,570	2.5%	$—	—	$—	—	$32,571	2.4%
Mortgage-backed securities	50	4.2%	—	—	34,434	2.4%	133,634	2.9%	168,118	2.8%
Corporate debt securities	—	—	6,972	2.6%	—	—	—	—	6,972	2.6%
Municipal securities	4,630	4.8%	13,259	4.4%	41,390	3.8%	15,929	3.6%	75,208	3.9%
Total held to maturity securities	$9,681	3.1%	$47,801	3.1%	$75,824	3.2%	$149,563	3.0%	$282,869	3.1%
Total	$21,693	2.0%	$115,886	2.2%	$109,592	2.7%	$207,988	2.7%	$455,159	2.5%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2019 and December 31, 2018.

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

The following table shows the composition of the loan portfolio at the dates indicated:

	March 31,		December 31,
	2019	% of Total	2018	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$288,843	19%	$293,267	19%
Mortgages - adjustable rate	322,926	21%	309,656	20%
Deferred costs net of unearned fees	1,485	0%	1,408	0%
Total residential mortgages	613,254	40%	604,331	39%
Commercial mortgage
Mortgages - nonowner occupied	658,175	42%	654,394	42%
Mortgages - owner occupied	58,863	4%	59,335	4%
Construction	32,736	2%	44,146	3%
Deferred costs net of unearned fees	61	0%	82	0%
Total commercial mortgages	749,835	48%	757,957	49%
Home equity
Home equity - lines of credit	62,697	4%	63,421	4%
Home equity - term loans	5,910	0%	5,665	0%
Deferred costs net of unearned fees	242	0%	250	0%
Total home equity	68,849	4%	69,336	4%
Commercial & industrial
Commercial & industrial	90,187	6%	93,728	6%
Deferred costs net of unearned fees	(15)	0%	(16)	0%
Total commercial & industrial	90,172	6%	93,712	6%
Consumer
Secured	31,980	2%	33,252	2%
Unsecured	1,049	0%	1,171	0%
Deferred costs net of unearned fees	15	0%	13	0%
Total consumer	33,044	2%	34,436	2%
Total loans	$1,555,154	100%	$1,559,772	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $613.3 million at March 31, 2019, an increase of $8.9 million, or 1.5%, from $604.3 million at December 31, 2018, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 40% and 39% of total loans at March 31, 2019 and December 31, 2018, respectively.

The average loan balance outstanding in the residential portfolio was $407,000 and the largest individual residential mortgage loan outstanding was $10.2 million as of March 31, 2019. At March 31, 2019, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $484,350 in 2019 from $453,100 in 2018, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines, however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low and moderate income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $89.6 million at March 31, 2019 and $90.2 million at December 31, 2018.

The table below presents residential real estate loan origination activity for the periods indicated:

	March 31,
	2019	2018
	(dollars in thousands)
Originations for retention in portfolio	$22,867	$20,441
Originations for sale to the secondary market	2,201	3,095
Total	$25,068	$23,536

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	March 31,
	2019	2018
	(dollars in thousands)
Loans sold with servicing rights retained	$426	$—
Loans sold with servicing rights released	1,772	3,095
Total	$2,198	$3,095

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $647,000 and $666,000 as of March 31, 2019 and December 31, 2018, respectively.

Commercial Mortgage.  The commercial real estate loans portfolio represented 48% and 49% of total loans at March 31, 2019 and December 31, 2018. Commercial real estate loans were $749.8 million as of March 31, 2019, a decrease of $8.1 million, or 1.1% from $758.0 million at December 31, 2018.

Commercial real estate loans are secured by a variety of property types, with approximately 89.8% of the total at March 31, 2019 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.8 million, and the largest individual commercial real estate loan outstanding was $24.0 million as of March 31, 2019. At March 31, 2019, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity.  The home equity portfolio totaled $68.8 million and $69.3 million at March 31, 2019 and December 31, 2018, respectively.  The home equity portfolio represented 4% of total loans at March 31, 2019 and December 31, 2018. At March 31, 2019, the average loan balance outstanding in this portfolio was $67,000, and the largest home equity line of credit was a $2.0 million line of credit and had an outstanding balance of $684,000. At March 31, 2019, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (C&I).  The commercial and industrial portfolio totaled $90.2 million and $93.7 million at March 31, 2019 and December 31, 2018, respectively.  The C&I portfolio represented 6% of total loans at March 31, 2019 and December 31, 2018. The average loan balance outstanding in this portfolio was $228,000 and the largest individual commercial and industrial loan outstanding was $10.1 million as of March 31, 2019. At March 31, 2019, this loan was performing in accordance with its original terms.

The Company’s Innovation Banking and asset-based loans are reported within the C&I portfolio.

•

At March 31, 2019, Innovation Banking loans totaled $15.8 million and the average loan balance outstanding in this portfolio was $717,000.  The largest individual loan outstanding was $4.1 million and this loan was performing in accordance with its original terms.

•

At March 31, 2019, asset-based loans totaled $29.1 million and the average loan balance outstanding in this portfolio was $2.7 million. The largest individual loans outstanding was $10.1 million and this loan was performing in accordance with its original terms.

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

Consumer Loans.  The consumer loan portfolio totaled $33.0 million at March 31, 2019 from $34.4 million at December 31, 2018.   Consumer loans represented 2% of the total loans portfolio at March 31, 2019 and December 31, 2018.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at March 31, 2019. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2019
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$1,485	$7,926	$603,843	$613,254
Commercial mortgage	2,361	153,244	594,230	749,835
Home equity	242	417	68,190	68,849
Commercial & Industrial	16,556	61,796	11,820	90,172
Consumer	32,973	71	—	33,044
Total	$53,617	$223,454	$1,278,083	$1,555,154

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at March 31, 2019. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2019
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$289,928	$323,326	$—	$613,254
Commercial mortgage	293,330	186,717	269,788	749,835
Home equity	6,143	—	62,706	68,849
Commercial & Industrial	26,994	3,268	59,910	90,172
Consumer	230	—	32,814	33,044
Total	$616,625	$513,311	$425,218	$1,555,154

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccruals	$518	$525
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	108	117
Total nonperforming loans	$626	$642
Accruing troubled debt restructured loans	$—	$6
Nonperforming loans as a percentage of gross loans	0.04%	0.04%
Nonperforming loans as a percentage of total assets	0.03%	0.03%

At March 31, 2019 and December 31, 2018, there were no specific reserves for impaired loans.

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

Total nonperforming loans decreased slightly during the three months ended March 31, 2019 as compared to December 31, 2018, primarily due to lower residential non-accrual loans.

The Company continues to closely monitor the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2019 and December 31, 2018, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans, and other relevant factors. We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Note 7 to the Unaudited Consolidated Financial Statements.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$1,555,154	$1,559,772
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,553,328	$1,417,237
Balance of allowance for loan losses at the beginning of year	$16,768	$15,320
Loans charged-off:
Commercial and industrial	(30)	(73)
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	(9)	(36)
Total loans charged-off	$(39)	$(109)
Recovery of loans previously charged-off:
Commercial and industrial	12	48
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	4	7
Total recoveries of loans previously charged-off:	16	55
Net loan (charge-offs) recoveries	$(23)	$(54)
Provision charged to operating expense	(93)	1,502
Balance at end of period	$16,652	$16,768
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.00)%	(0.00)%
Ratio of allowance for loan losses to loans outstanding	1.07%	1.08%

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

The following table set forth the average balances of the Bank’s deposits for the periods indicated:

	March 31,			December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$484,068	26.2%	—	$521,091	29.2%	—
Interest bearing checking	391,863	21.2%	0.09%	409,178	23.0%	0.08%
Money Market	130,226	7.0%	1.39%	93,449	5.2%	1.14%
Savings	688,951	37.3%	0.93%	624,421	35.1%	0.78%
Retail certificates of deposit under $100,000	35,831	1.9%	0.74%	36,408	2.0%	0.69%
Retail certificates of deposit of $100,000 or greater	59,077	3.2%	1.37%	59,226	3.3%	1.27%
Wholesale certificates of deposit	58,349	3.2%	2.17%	38,373	2.2%	1.69%
Total	$1,848,365	100%	0.59%	$1,782,146	100%	0.44%

At March 31, 2019, we had a total of  $96.2 million in certificates of deposit, excluding brokered deposits, of which $61.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of March 31, 2019, we had a total of $73.1 million of brokered deposits and $27.5 million of brokered deposits at December 31, 2018.

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $3.4 million at March 31, 2019, a decrease of $90.0 million compared to $93.4 million at December 31, 2018.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,543,585	$16,284	4.28%	$1,352,562	$13,378	4.01%
Tax-exempt	9,743	112	4.66	11,039	122	4.48
Securities available for sale (3)
Taxable	164,607	712	1.75	206,463	837	1.64
Securities held to maturity
Taxable	209,347	1,268	2.46	167,010	877	2.13
Tax-exempt	73,851	723	3.97	79,207	787	4.03
Cash and cash equivalents	33,025	118	1.45	76,931	271	1.43
Total interest-earning assets (4)	2,034,158	19,217	3.83%	1,893,212	16,272	3.49%
Non interest-earning assets	114,505			68,608
Allowance for loan losses	(16,688)			(15,479)
Total assets	$2,131,975			$1,946,341
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$391,863	$82	0.08%	$436,741	$50	0.05%
Savings accounts	688,951	1,486	0.87	611,258	546	0.36
Money market accounts	130,226	380	1.18	65,749	25	0.15
Certificates of deposit	153,257	553	1.46	152,880	341	0.90
Total interest-bearing deposits	1,364,297	2,501	0.74	1,266,628	962	0.31
Other borrowed funds	54,124	356	2.67	3,551	17	1.94
Total interest-bearing liabilities	1,418,421	2,857	0.82%	1,270,179	979	0.31%
Non-interest-bearing liabilities
Demand deposits	484,068			504,016
Other liabilities	60,810			23,165
Total liabilities	1,963,299			1,797,360
Shareholders’ equity	168,676			148,981
Total liabilities & shareholders’ equity	$2,131,975			$1,946,341
Net interest income on a fully taxable equivalent basis		16,360			15,293
Less taxable equivalent adjustment		(175)			(191)
Net interest income		$16,185			$15,102
Net interest spread (5)			3.01%			3.17%
Net interest margin (6)			3.26%			3.28%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2019
	Compared with
	Three Months Ended March 31, 2018
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$1,975	$931	$2,906
Tax-exempt	(15)	5	(10)
Securities available for sale
Taxable	(178)	53	(125)
Securities held to maturity
Taxable	244	147	391
Tax-exempt	(53)	(11)	(64)
Cash and cash equivalents	(157)	4	(153)
Total interest income	$1,816	$1,129	$2,945
Interest expense
Deposits
Checking accounts	(6)	38	32
Savings accounts	77	863	940
Money market accounts	45	310	355
Certificates of deposit	1	211	212
Total interest-bearing deposits	117	1,422	1,539
Other borrowed funds	330	9	339
Total interest expense	$447	$1,431	$1,878
Change in net interest income	$1,369	$(302)	$1,067

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

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of March 31, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+400	(5.8)
+300	(4.2)
+200	(2.6)
+100	(1.1)
–100	(0.5)
–200	(4.6)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of March 31, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(1.8)
–200	0.5

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of March 31, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 6.5% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 8.5% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Capital Adequacy.  Total shareholders’ equity was $172.3 million at March 31, 2019, compared to $167.0 million at December 31, 2018. The Company’s equity increased primarily as a result of an increase in earnings. The ratio of total equity to total assets amounted to 8.06% at March 31, 2019 and 7.95% at December 31, 2018. Book value per share at March 31, 2019 and December 31, 2018 amounted to $41.78 and $40.67, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2019, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 13 – Shareholders’ Equity.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls over Financial Reporting. During the period ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2019:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
January 1 to January 31, 2019	3,628	$75.67
February 1 to February 28, 2019	184	$79.27
March 1 to March 31, 2019	3,656	$82.63
Total	7,468
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

The Company does not currently have a stock repurchase program or plan in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.20*	Short-Term Incentive Plan (effective January 1, 2019)

10.21*	Long-Term Incentive Plan (effective January 1, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

May 9, 2019	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

May 9, 2019
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)