Form 10-Q
period 2019-06-30
CAMBRIDGE BANCORP
filed 2019-08-08
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 4,851,047 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$38,557	$18,473
Investment securities
Available for sale, at fair value (amortized cost $153,765 and $172,290, respectively)	153,053	168,163
Held to maturity, at amortized cost (fair value $291,993 and $281,310, respectively)	286,350	282,869
Total investment securities	439,403	451,032
Loans held for sale, at lower of cost or fair value	384	—
Loans
Residential mortgage	938,559	604,331
Commercial mortgage	905,442	757,957
Home equity	85,814	69,336
Commercial & Industrial	134,307	93,712
Consumer	32,428	34,436
Total loans	2,096,550	1,559,772
Less: allowance for loan losses	(17,099)	(16,768)
Net loans	2,079,451	1,543,004
Federal Home Loan Bank of Boston Stock, at cost	8,245	6,844
Bank owned life insurance	36,996	30,933
Banking premises and equipment, net	14,863	8,578
Deferred income taxes, net	7,267	8,717
Accrued interest receivable	7,485	5,762
Goodwill	31,206	412
Merger related intangibles	3,519	—
Other assets	73,932	27,629
Total assets	$2,741,308	$2,101,384
Liabilities
Deposits
Demand	$587,030	$494,492
Interest bearing checking	422,426	431,702
Money market	200,935	135,585
Savings	853,356	628,212
Certificates of deposit	265,918	121,419
Total deposits	2,329,665	1,811,410
Short-term borrowings	103,000	90,000
Long-term borrowings	3,323	3,409
Other liabilities	68,226	29,539
Total liabilities	2,504,214	1,934,358
Shareholders’ Equity
Common stock, par value $1.00; Authorized 10,000,000 shares; Outstanding: 4,850,230 shares and 4,107,051 shares, respectively	4,850	4,107
Additional paid-in capital	97,844	38,271
Retained earnings	137,036	131,135
Accumulated other comprehensive loss	(2,636)	(6,487)
Total shareholders’ equity	237,094	167,026
Total liabilities and shareholders’ equity	$2,741,308	$2,101,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$21,355	$14,132	$37,639	$27,510
Interest on tax-exempt loans	124	92	213	188
Interest on taxable investment securities	2,116	1,920	4,096	3,634
Interest on tax-exempt investment securities	575	604	1,146	1,226
Dividends on FHLB of Boston stock	81	58	157	109
Interest on overnight investments	219	130	337	401
Total interest and dividend income	24,470	16,936	43,588	33,068
Interest expense
Interest on deposits	4,379	1,053	6,880	2,015
Interest on borrowed funds	315	29	671	46
Total interest expense	4,694	1,082	7,551	2,061
Net interest and dividend income	19,776	15,854	36,037	31,007
Provision for (Release of) Loan Losses	596	(79)	503	330
Net interest and dividend income after provision for loan losses	19,180	15,933	35,534	30,677
Noninterest income
Wealth management revenue	6,419	6,139	12,543	12,265
Deposit account fees	843	774	1,581	1,524
ATM/Debit card income	379	310	655	581
Bank owned life insurance income	162	136	289	264
Gain (loss) on disposition of investment securities	6	2	(81)	2
Gain on loans held for sale	15	18	31	45
Loan related derivative income	5	112	441	584
Other income	316	353	643	757
Total noninterest income	8,145	7,844	16,102	16,022
Noninterest expense
Salaries and employee benefits	11,459	10,443	22,286	20,516
Occupancy and equipment	2,691	2,219	5,021	4,446
Data processing	1,534	1,289	2,880	2,519
Professional services	760	829	1,567	1,716
Marketing	508	336	912	774
FDIC insurance	278	135	278	286
Merger expenses	3,450	—	3,541	—
Other expenses	833	514	1,401	1,009
Total noninterest expense	21,513	15,765	37,886	31,266
Income before income taxes	5,812	8,012	13,750	15,433
Income tax expense	1,540	1,901	3,280	3,517
Net income	$4,272	6,111	$10,470	$11,916
Share data:
Weighted average number of shares outstanding, basic	4,682,109	4,059,927	4,379,141	4,057,156
Weighted average number of shares outstanding, diluted	4,715,724	4,094,489	4,412,239	4,087,790
Basic earnings per share	$0.91	$1.49	$2.37	$2.91
Diluted earnings per share	$0.90	$1.48	$2.35	$2.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$4,272	$6,111	$10,470	$11,916
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	1,453	(423)	2,548	(1,775)
Less: reclassification adjustment for losses/(gains) included in net income	(4)	(2)	62	(2)
Total unrealized gains/(losses) on securities	1,449	(425)	2,610	(1,777)
Derivatives
Change in interest rate contracts	1,219	—	1,189	—
Defined benefit retirement plans
Change in retirement liabilities	26	10	52	20
Other comprehensive income/(loss)	2,694	(415)	3,851	(1,757)
Comprehensive income	$6,966	$5,696	$14,321	$10,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at March 31, 2018	$4,101	$36,065	$119,196	$(8,489)	$150,873
Cumulative effect of accounting changes	—	—	(64)	64	—
Net income	—	—	6,111	—	6,111
Other comprehensive income (loss)	—	—	—	(415)	(415)
Share based compensation	3	1,087	—	—	1,090
Dividends declared ($0.48 per share)	—	—	(1,967)	—	(1,967)
Balance at June 30, 2018	$4,104	$37,152	$123,276	$(8,840)	$155,692

Balance at March 31, 2019	$4,124	$38,239	$135,235	$(5,330)	$172,268
Net income	—	—	4,272	—	4,272
Other comprehensive income (loss)	—	—	—	2,694	2,694
Share based compensation	3	911	—	—	914
Dividends declared ($0.51 per share)	—	—	(2,471)	—	(2,471)
Common stock issued for merger	723	58,694	—	—	59,417
Balance at June 30, 2019	$4,850	$97,844	$137,036	$(2,636)	$237,094

	Six Months Ended June 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,202	(1,202)	—
Net income	—	—	11,916	—	11,916
Other comprehensive income (loss)	—	—	—	(1,757)	(1,757)
Share based compensation	22	1,489	—	—	1,511
Dividends declared ($0.96 per share)	—	—	(3,935)	—	(3,935)
Balance at June 30, 2018	$4,104	$37,152	$123,276	$(8,840)	$155,692

Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	10,470	—	10,470
Other comprehensive income (loss)	—	—	—	3,851	3,851
Share based compensation	20	879	—	—	899
Dividends declared ($1.02 per share)	—	—	(4,569)	—	(4,569)
Common stock issued for merger	723	58,694	—	—	59,417
Balance at June 30, 2019	$4,850	$97,844	$137,036	$(2,636)	$237,094

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,470	$11,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	503	330
Amortization of deferred charges and fees, net	255	459
Net (Accretion)/Amortization of merger-related intangibles	(247)	—
Depreciation and amortization	881	919
Bank owned life insurance income	(289)	(264)
Loss/(gain) on disposition of investment securities	81	(2)
Share based compensation	899	1,511
Change in accrued interest receivable	(595)	(151)
Deferred income tax (benefit)/expense	885	350
Change in other assets, net	(5,860)	(6,247)
Change in other liabilities, net	774	1,302
Change in loans held for sale	(384)	(566)
Net cash provided by operating activities	7,373	9,557
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(273,385)	(245,108)
Proceeds from principal payments of loans	212,719	194,855
Proceeds from calls/maturities of securities available for sale	13,876	10,770
Proceeds from sales of securities available for sale	26,150	702
Proceeds from calls/maturities of securities held to maturity	32,216	17,200
Purchase of securities held to maturity	(35,958)	(64,960)
Proceeds from settlement of bank owned life insurance policies	—	676
Redemption (purchase) of FHLB of Boston stock	65	(271)
Purchase of banking premises and equipment	(880)	(726)
Net cash acquired in business combinations	2,063	—
Net cash (used in) provided by investing activities	(23,134)	(86,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	59,049	35,461
Change in certificates of deposit	(18,090)	(22,608)
Change in short-term borrowings	(459)	—
Repayment of long-term borrowings	(86)	(85)
Cash dividends paid on common stock	(4,569)	(3,935)
Net cash provided by (used in) financing activities	35,845	8,833
Net (decrease)/increase in cash and cash equivalents	20,084	(68,472)
Cash and cash equivalents at beginning of period	18,473	103,591
Cash and cash equivalents at end of period	$38,557	$35,119
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,719	$2,074
Income taxes	4,060	4,160
Significant non-cash transactions
Right-of-use assets obtained in exchange for lessee operating lease liabilities	37,550	—
Other real estate owned	185	—
Common Stock issued to Optima shareholders	59,417	—
Fair value of assets acquired, net of cash acquired	548,801	—
Fair value of liabilities assumed	491,447	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of June 30, 2019 and December 31, 2018, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

Management has reviewed events occurring through August 8, 2019, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

4.	Mergers

Optima Bank & Trust Company

The Company completed its merger with Optima Bank & Trust Company (“Optima”) on April 17, 2019. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), each outstanding share of Optima common stock was converted into $32.00 in cash or 0.3468 shares of the Company’s common stock, with the transaction structured as 95 percent common stock and 5 percent cash.  As a result of the merger, former Optima shareholders received an aggregate of approximately 722,746 shares of the Company’s common stock and an aggregate of approximately $3.5 million in cash. The total consideration paid amounted to $64.3 million.

The Company accounted for the merger using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, the Company recorded merger expenses during the three months and six months ended June 30, 2019 of approximately $3.5 million. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired
at Fair Value
(dollars in thousands)
Assets
Cash and cash equivalents	$6,902
Investments	23,298
Loans	475,406
Premises and equipment	6,286
Goodwill	30,794
Core deposit and other intangibles	3,609
Other assets	9,408
Total assets acquired	555,703

Liabilities
Deposits	477,189
Borrowings	13,459
Other liabilities	799
Total liabilities assumed	491,447
Purchase price	$64,256

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life, and/or contractual term of the related assets and liabilities.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

Investments

The fair values of securities were based on quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service. Prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads, and estimated prepayment rates where applicable.

Loans

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans portfolio is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due to anticipated credit loss, as well as considerations for liquidity and market interest rates.

Premises and Equipment

The fair value of the premises, including buildings and improvements, was determined based upon appraisals by licensed real estate appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised.

Core Deposit Intangible

The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing, while factoring in estimates over the remaining life and attrition rate of the deposit accounts. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.

Deposits

The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were recorded at their carrying value which approximates fair value.

Selected Pro Forma Results

The following summarizes the unaudited pro forma results of operations as if the Company merged with Optima on January 1, 2019 (2018 amounts represent combined results for the Company and Optima). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net interest and dividend income after provision for loan losses	$19,780	$19,364	$39,776	$37,737
Net Income	8,075	6,646	14,988	13,207

Excluded from the pro forma results of operations for the three months and six months ended June 30, 2019 are merger-related costs of approximately $3.5 million recognized by the Company. These costs were primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

5.	Recently Issued and Adopted Accounting Guidance

Accounting Standards Update 2018-16 - Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). On October 25, 2018, the FASB issued ASU 2018-16 to introduce OIS Rate based on the SOFR as an acceptable US benchmark interest for the purpose of applying hedge accounting under Topic 815. This update is effective for interim and annual reporting periods beginning after December 15, 2018 because the Company has already adopted ASU 2017-12 - Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The Company adopted this update on January 1, 2019, and the update did not have a material impact on the consolidated financial statements.

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

The new standard requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company early adopted the standard during the fourth quarter of 2018, using a modified retrospective transition method, and it did not have an effect on our consolidated balance sheets, statements of income, and cash flows. See note 18 – DERIVATIVE AND HEDGING ACTIVITIES.

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows. We have developed an implementation plan which includes assessment of processes, portfolio segmentation, model development, system requirements, and the identification of data and resource needs to implement this standard. Management has begun the process of parallel run testing against the current methodology, which will continue throughout 2019.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance became effective for the Company on January 1, 2019. Also in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”), to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Using the optional transition method discussed above, the Company adopted the new lease guidance on January 1, 2019 and recorded a right-of-use asset of $32.9 million and a corresponding net lease liability. See note 14 – LEASES.

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

The Company earns trust fees for serving as trustee for certain clients. As trustee, the Company serves as a fiduciary, administers the client’s trust, and in some cases, manages the assets of the trust. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly based on a percentage of the market value of the account or at a fixed annual rate as outlined in the agreement. The Company also earns fees for trust related activities. The Company’s performance obligation under these agreements is satisfied at a point in time and recognized when these services have been performed.

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

6.	Cash and cash equivalents

At June 30, 2019 and December 31, 2018, cash and cash equivalents totaled $38.6 million and $18.5 million, respectively. Of this amount, $26.9 million and $12.7 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at June 30, 2019 and December 31, 2018, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

7.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$50,000	$1	$(186)	$49,815	$75,004	$—	$(965)	$74,039
Mortgage-backed securities	103,765	358	(885)	103,238	92,271	118	(3,121)	89,268
Corporate debt securities	—	—	—	—	5,015	—	(159)	4,856
Total available for sale securities	$153,765	$359	$(1,071)	$153,053	$172,290	$118	$(4,245)	$168,163

Held to maturity securities
U.S. GSE obligations	$22,572	$3	$(17)	$22,558	$32,571	$—	$(238)	$32,333
Mortgage-backed securities	181,776	2,790	(138)	184,428	168,118	134	(2,290)	165,962
Corporate debt securities	6,977	92	—	7,069	6,972	—	(107)	6,865
Municipal securities	75,025	2,913	—	77,938	75,208	1,297	(355)	76,150
Total held to maturity securities	$286,350	$5,798	$(155)	$291,993	$282,869	$1,431	$(2,990)	$281,310
Total	$440,115	$6,157	$(1,226)	$445,046	$455,159	$1,549	$(7,235)	$449,473

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

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$44,814	$(186)	$44,814	$(186)
Mortgage-backed securities	6,844	(41)	71,244	(844)	78,088	(885)
Corporate debt securities	—	—	—	—	—	—
Total available for sale securities	$6,844	$(41)	$116,058	$(1,030)	$122,902	$(1,071)

Held to maturity securities
U.S. GSE obligations	$—	$—	$14,980	$(17)	$14,980	$(17)
Mortgage-backed securities	—	—	47,096	(138)	47,096	(138)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	—	—	312	—	312	—
Total held to maturity securities	$—	$—	$62,388	$(155)	$62,388	$(155)
Total temporarily impaired securities	$6,844	$(41)	$178,446	$(1,185)	$185,290	$(1,226)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$74,039	$(965)	$74,039	$(965)
Mortgage-backed securities	—	—	86,815	(3,121)	86,815	(3,121)
Corporate debt securities	902	(98)	3,954	(61)	4,856	(159)
Total available for sale securities	$902	$(98)	$164,808	$(4,147)	$165,710	$(4,245)

Held to maturity securities
U.S. GSE obligations	$4,995	$(5)	$27,338	$(233)	$32,333	$(238)
Mortgage-backed securities	30,719	(216)	93,225	(2,074)	123,944	(2,290)
Corporate debt securities	6,865	(107)	—	—	6,865	(107)
Municipal securities	8,484	(82)	8,313	(273)	16,797	(355)
Total held to maturity securities	$51,063	$(410)	$128,876	$(2,580)	$179,939	$(2,990)
Total temporarily impaired securities	$51,965	$(508)	$293,684	$(6,727)	$345,649	$(7,235)

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

As of June 30, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.66% from the Company’s amortized cost basis. The largest unrealized loss percentage and largest unrealized loss dollar amount of any single security was 2.43%, or $79,000, of its amortized cost.

As of December 31, 2018, 142 debt securities had gross unrealized losses, with an aggregate depreciation of 2.05% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 9.79%, or $98,000, of its amortized cost. The largest unrealized dollar loss of any single security was $189,000, or 5.34%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At June 30, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,000	$9,971	$40,000	$39,844	$—	$—	$—	$—	$50,000	$49,815
Mortgage-backed securities	—	—	58	59	29,462	29,176	74,245	74,003	103,765	103,238
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$10,000	$9,971	$40,058	$39,903	$29,462	$29,176	$74,245	$74,003	$153,765	$153,053

Held to maturity securities
U.S. GSE obligations	$4,997	$4,982	$17,575	$17,576	$—	$—	$—	$—	$22,572	$22,558
Mortgage-backed securities	8	8	—	—	52,063	53,202	129,705	131,218	181,776	184,428
Corporate debt securities	—	—	6,977	7,069	—	—	—	—	6,977	7,069
Municipal securities	2,424	2,445	12,746	12,970	43,956	46,051	15,899	16,472	75,025	77,938
Total held to maturity securities	$7,429	$7,435	$37,298	$37,615	$96,019	$99,253	$145,604	$147,690	$286,350	$291,993
Total	$17,429	$17,406	$77,356	$77,518	$125,481	$128,429	$219,849	$221,693	$440,115	$445,046

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Amortized cost of securities sold	$10,231	$700	$26,231	$700
Gain/(loss) realized on securities sold	6	2	(81)	2
Net proceeds from securities sold	$10,237	$702	$26,150	$702

8.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The Company’s lending activities are conducted primarily in Eastern Massachusetts and New Hampshire. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

Loans outstanding are detailed by category as follows:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$409,706	$293,267
Mortgages - adjustable rate	498,694	309,656
Construction	28,437	—
Deferred costs net of unearned fees	1,722	1,408
Total residential mortgages	938,559	604,331

Commercial mortgage
Mortgages - nonowner occupied	788,982	654,394
Mortgages - owner occupied	64,520	59,335
Construction	51,816	44,146
Deferred costs net of unearned fees	124	82
Total commercial mortgages	905,442	757,957

Home equity
Home equity - lines of credit	79,814	63,421
Home equity - term loans	5,763	5,665
Deferred costs net of unearned fees	237	250
Total home equity	85,814	69,336

Commercial & industrial
Commercial & industrial	134,338	93,728
Deferred costs (fees) net of unearned fees	(31)	(16)
Total commercial & industrial	134,307	93,712

Consumer
Secured	31,380	33,252
Unsecured	1,035	1,171
Deferred costs net of unearned fees	13	13
Total consumer	32,428	34,436
Total loans	$2,096,550	$1,559,772

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

At June 30, 2019 and December 31, 2018, total loans outstanding to such directors and officers were $36,000 and $488,000, respectively. During the six months ended June 30, 2019, $67,000 of additions and $519,000 of repayments and other adjustments were made to these loans. There were $139,000 of additions and $167,000 of repayments during the year ended December 31, 2018. At June 30, 2019 and December 31, 2018, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	June 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$507	$135	$12	$298	$—	$952
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	105	—	—	—	—	105
Total	$612	$135	$12	$298	$—	$1,057

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$512	$—	$13	$—	$—	$525
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	111	—	—	6	—	117
Total	$623	$—	$13	$6	$—	$642

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2019 and December 31, 2018.

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

There were no new TDRs during the three and six months ended June 30, 2019. At June 30, 2019, two loans were determined to be TDRs with a total carrying value of $105,000. One TDR loan was paid off during the first quarter of 2019. There were no TDR defaults during the three and six months ended June 30, 2019.

There were no new TDRs during the year ended December 31, 2018. At December 31, 2018, three loans were determined to be TDRs with a total carrying value of $117,000. There were no TDR defaults during the year ended December 31, 2018.

There were no specific allowances for TDRs at June 30, 2019 or December 31, 2018.

As of June 30, 2019 and December 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	June 30, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$937,947	$85,802	$32,428
Non-performing	612	12	—
Total	$938,559	$85,814	$32,428

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$895,336	$125,763
7 (Special Mention)		9,571	3,487
8 (Substandard)		535	5,057
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$905,442	$134,307

	December 31, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$603,708	$69,323	$34,436
Non-performing	623	13	—
Total	$604,331	$69,336	$34,436

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$753,338	$85,821
7 (Special Mention)		4,619	4,186
8 (Substandard)		—	3,705
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$757,957	$93,712

With respect to residential real estate mortgages, home equity, and consumer loans, the Bank utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans are on non-accrual, or are past due more than 90 days but are still accruing, or are restructured. These loans may contain greater than average risk.

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$2,093	$721	$385	$3,199	$935,360	$938,559
Commercial Mortgages	1,943	—	—	1,943	903,499	905,442
Home Equity	—	12	—	12	85,802	85,814
Commercial & Industrial	425	—	159	584	133,723	134,307
Consumer loans	2	4	—	6	32,422	32,428
Total	$4,463	$737	$544	$5,744	$2,090,806	$2,096,550

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,034	$121	$351	$1,506	$602,825	$604,331
Commercial Mortgages	—	—	—	—	757,957	757,957
Home Equity	—	—	—	—	69,336	69,336
Commercial & Industrial	—	—	—	—	93,712	93,712
Consumer loans	108	—	—	108	34,328	34,436
Total	$1,142	$121	$351	$1,614	$1,558,158	$1,559,772

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2019 and December 31, 2018.

Foreclosure Proceedings

Other Real Estate Owned (“OREO”)

During the quarter ended June 30, 2019, the Company recorded other real estate owned assets of $185,000. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense.

In Process of Foreclosure

As of June 30, 2019, there were no loans in process of foreclosure.  As of December 31, 2018, one loan secured by one- to four-family residential property with a carrying value of $351,000 was in process of foreclosure.

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

The following tables present information pertaining to impaired loans:

	For the Three Months Ended June 30, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Residential mortgage	616	620	778	—	1
Home equity	96	97	133	—	—
Total	712	717	911	—	1
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	616	620	778	—	1
Home equity	96	97	133	—	—
Total	$712	$717	$911	$—	$1

	For the Six Months Ended June 30, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	—	—	—	—	—
Residential mortgage	616	625	778	—	2
Home equity	96	97	133	—	1
Total	712	722	911	—	3
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	616	625	778	—	2
Home equity	96	97	133	—	1
Total	$712	$722	$911	$—	$3

	For the Three Months Ended June 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$17	$20	$17	$—	$—
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	848	1,051	—	—
Home equity	66	67	98	—	—
Total	1,141	1,148	1,393	—	—
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	17	20	17	—	—
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	848	1,051	—	—
Home equity	66	67	98	—	—
Total	$1,141	$1,148	$1,393	$—	$—

	For the Six Months Ended June 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$17	$22	$17	$—	$1
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	851	1,051	—	—
Home equity	66	68	98	—	—
Total	1,141	1,154	1,393	—	1
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	17	22	17	—	1
Commercial mortgage	213	213	227	—	—
Residential mortgage	845	851	1,051	—	—
Home equity	66	68	98	—	—
Total	$1,141	$1,154	$1,393	$—	$1

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

The following tables contain changes in the allowance for loan losses disaggregated by loan category June 30, 2019:

	For the Three Months Ended June 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2019	$5,256	$9,369	$534	$1,245	$248	$—	$16,652
Charge-offs	—	(55)	—	(100)	(9)	—	(164)
Recoveries	—	—	—	12	4	—	16
Provision for (Release of)	207	115	(3)	288	(12)	—	595
Balance at June 30, 2019	$5,463	$9,429	$531	$1,445	$231	$—	$17,099

	For the Six Months Ended June 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	(55)	—	(130)	(20)	—	(205)
Recoveries	—	—	—	25	8	—	33
Provision for (Release of)	517	(142)	14	135	(21)	—	503
Balance at June 30, 2019	$5,463	$9,429	$531	$1,445	$231	$—	$17,099

	For the Three Months Ended June 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2018	$4,692	$8,937	$570	$1,145	$298	$90	$15,732
Charge-offs	—	—	—	(6)	(17)	—	(23)
Recoveries	—	—	—	12	3	—	15
Provision for (Release of)	187	(263)	31	44	12	(90)	(79)
Balance at June 30, 2018	$4,879	$8,674	$601	$1,195	$296	$—	$15,645

	For the Six Months Ended June 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(11)	(21)	—	(32)
Recoveries	—	—	—	22	5	—	27
Provision for (Release of)	(168)	385	(29)	238	(3)	(93)	330
Balance at June 30, 2018	$4,879	$8,674	$601	$1,195	$296	$—	$15,645

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	June 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,463	9,429	531	1,445	231	17,099
Total	$5,463	$9,429	$531	$1,445	$231	$17,099

Loans receivable
Individually evaluated for impairment	$616	$—	$96	$—	$—	$712
Collectively evaluated for impairment	937,943	905,442	85,718	134,307	32,428	2,095,838
Total	$938,559	$905,442	$85,814	$134,307	$32,428	$2,096,550

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,946	9,626	517	1,415	264	16,768
Total	$4,946	$9,626	$517	$1,415	$264	$16,768

Loans receivable
Individually evaluated for impairment	$647	$—	$88	$5	$—	$740
Collectively evaluated for impairment	603,684	757,957	69,248	93,707	34,436	1,559,032
Total	$604,331	$757,957	$69,336	$93,712	$34,436	$1,559,772

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  As of June 30, 2019 and December 31, 2018, the carrying value of goodwill totaled $31.2 million and $412,000, respectively. The Company recorded additional goodwill of $30.8 million related to the Optima merger during the second quarter of 2019.  Goodwill is tested for impairment, based on its fair value, at least annually. As of June 30, 2019 and December 31, 2018, no goodwill impairment has been recognized.

Core deposit intangibles.  During the second quarter of 2019, the Company recorded an asset for core deposit intangibles (“CDI”) of $3.6 million related to the Optima merger. Amortization of CDI assets totaled $90,000 for the three and six months ended June 30, 2019. As of June 30, 2019, the carrying value of CDI assets totaled $3.5 million. The weighted-average amortization period for CDI was approximately ten years at June 30, 2019.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. As of June 30, 2019, loans held for sale totaled $384,000. The Company did not have any loans held for sale at and December 31, 2018.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the period ended June 30, 2019 and the year ended December 31, 2018 were $867,000 and $1.6 million, respectively.  Total gain on loans held for sale were $15,000 and $18,000, for the three months ended June 30, 2019 and June 30, 2018, respectively. Total gain on loans held for sale were $31,000 and $45,000, for the six months ended June 30, 2019 and June 30, 2018, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2017	$823	$(30)	$793
Mortgage servicing rights capitalized	5	—	5
Amortization charged against servicing income	(70)	—	(70)
Change in impairment reserve	(30)	30	—
Balance at June 30, 2018	$728	$—	$728

Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights acquired as a result of the merger	334	—	334
Mortgage servicing rights capitalized	7	—	7
Amortization charged against servicing income	(106)	—	(106)
Change in impairment reserve	—	(10)	(10)
Balance at June 30, 2019	$901	$(10)	$891

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.1 million and $1.0 million as of June 30, 2019 and June 30, 2018, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for the mortgage servicing rights portfolio was 6.0 years and 7.5 years at June 30, 2019 and December 31, 2018, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
Remainder of 2019	$74
2020	133
2021	113
2022	96
2023	81
Thereafter	404
Total	$901

10.	Income Taxes

The effective tax rate was 26.5% and 23.9% for the three and six months ended June 30, 2019, respectively, as compared to 23.7%  and 22.8% for the three and six months ended June 30, 2018, respectively.

Net deferred tax assets totaled $7.3 million at June 30, 2019 and $8.7 million at December 31, 2018. The Company recorded no valuation allowance for deferred tax assets at June 30, 2019 or December 31, 2018.

The components of income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Current
Federal	$1,305	$1,642	$1,676	$2,235
State	552	679	719	932
Total current expense	1,857	2,321	2,395	3,167

Deferred
Federal	(217)	(286)	601	238
State	(100)	(134)	284	112
Total deferred	(317)	(420)	885	350
Total income tax expense	$1,540	$1,901	$3,280	$3,517

11.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$75	$88	$5	$5
Interest cost	414	392	85	77	6	6
Expected return on assets	(651)	(722)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	77	37	—	1	(1)	(5)
Net periodic benefit cost (credit)	$(161)	$(294)	$160	$166	$10	$6

	Six Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	143	$177	10	$11
Interest cost	840	778	175	154	12	11
Expected return on assets	(1,360)	(1,445)	—	—	—	—
Amortization of prior service (credit)	(2)	(2)	—	—	—	—
Amortization of net actuarial loss	77	53	—	2	(2)	—
Net periodic benefit cost (credit)	$(445)	$(616)	$318	$333	$20	$22

The Company made no contributions to the qualified defined benefit pension plan during the three and six months ended June 30, 2019. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2019.

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

Total expenses related to the PSP and ESOP for the three months ended June 30, 2019 and June 30, 2018 amounted to approximately $552,000 and $584,000, respectively. Total expenses related to the PSP and ESOP for the six months ended June 30, 2019 and June 30, 2018 amounted to approximately $1.1 million and $1.4 million, respectively.

Defined Contribution SERP Plan

For executives participating in the Defined Contribution SERP Plan (“DC SERP”), the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account. Total expenses related to the DC SERP for the three months ended June 30, 2019 and June 30, 2018 amounted to approximately $43,000  and $75,000, respectively. Total expenses related to the DC SERP for the six months ended June 30, 2019 and June 30, 2018 amounted to approximately $86,000 and $126,000, respectively.

12.	STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended June 30, 2019, the Company issued the following RSAs from the 2017 Equity and Cash Incentive Plan.  The fair value of RSAs is based upon the Company’s common stock closing share price on the date of the grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. There were no RSUs issued during the three months ended June 30, 2019.

	Weighted-
	Average
Shares Granted	Fair Value at Grant Date	Type of Award
950	$84.66	RSAs

Performance-Based Restricted Stock Units (“PRSUs”)

There were no PRSUs issued during the three months ended June 30, 2019.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Stock based compensation expense	$699	$807	$1,318	$1,347
Related tax benefits	$197	$227	$370	$379

13.	Financial Instruments with Off-Balance-Sheet Risk

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$405,900	$368,410
Origination of new loans	59,930	24,505
Standby letters of credit	8,439	8,752

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	3,188	—

14.	LEASES

The Company is obligated under various lease agreements covering its main office, private banking offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2019 and 2030 and, in some instances, contain options to renew for periods up to 30 years.

The Company adopted Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”) during the quarter ended March 31, 2019 and began recognizing its operating leases on its balance sheet by recording a lease liability, representing the Company’s legal obligation to make lease payments, and a Right-Of-Use (ROU) Asset, representing the Company’s legal right to use the leased office space and banking centers. The Company, by policy, does not include renewal options for leases as part of its right-of-use assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	June 30, 2019
	Operating Leases	Balance Sheet Location
	(dollars in thousands)
Right-of-use asset	$35,604	Other assets
Lease liability	$36,982	Other liabilities

Operating lease expenses are comprised of operating lease costs and variable lease costs, net of sublease income. The pattern and measurement of expense recognition of these costs were not significantly impacted by ASU 2016-02 and subsequent ASUs issued to amend this Topic.

Variable lease payments that are not dependent on an index or a rate or changes in variable payments based on an index or rate after the commencement date are excluded from the measurement of the lease liability, recognized in the period incurred and included within variable lease costs below.

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

The components of operating lease cost and other related information are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(dollars in thousands)
Operating lease cost	$1,321	$2,501
Short-term lease cost	—	—
Variable lease cost (Cost excluded from lease payments)	—	—
Sublease income	(16)	(32)
Total Operating Lease Cost	$1,305	$2,469
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$1,231	$2,308
Operating Lease - Operating Cash Flows (Liability reduction)	937	1,744
Right-of-use assets obtained in exchange for new operating lease liabilities	4,656	4,656
Weighted average lease term - operating Leases	8.56 Years	8.56 Years
Weighted average discount Rate - operating leases	3.38%	3.38%

The Company recorded additional ROU assets of $4.7 million during the second quarter of 2019 associated with leases acquired from the merger with Optima.

The total minimum rentals due in future periods under these agreements in effect at June 30, 2019 and December 31, 2018 were as follows:

Future Minimum
June 30, 2019	Lease Payments
(dollars in thousands)
Remainder of 2019	5,426
2020	5,527
2021	5,428
2022	5,181
2023	4,864
Thereafter	16,380
Total minimum lease payments	42,806
Less: interest	(5,824)
Total lease liability	$36,982

Year Ended	Future Minimum
December 31,	Lease Payments
(dollars in thousands)
2019	4,448
2020	4,661
2021	4,662
2022	4,553
2023	4,455
Thereafter	17,128
Total minimum lease payments	$39,907

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.4 million and $1.1 million for the quarter ended June 30, 2019 and June 30, 2018, respectively. Total rental expense was $2.7 million and $2.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Under the terms of the Company’s sole sublease agreement, the Company will receive minimum annual rental payments of approximately $32,000. This agreement expired on July 31, 2019. Total rental income was $16,000 for the quarters ended June 30, 2019 and June 30, 2018.  Total rental income was $32,000 for the six months ended June 30, 2019 and June 30, 2018.

15.	Shareholders’ Equity

As of June 30, 2019 and December 31, 2018, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer (1)		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$222,152	11.8%	$150,732	8.0%	$197,836	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	205,002	10.9%	113,049	6.0%	160,153	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	205,002	10.9%	84,787	4.5%	131,891	7.0%	N/A	N/A
Tier I capital (to average assets)	205,002	7.9%	103,327	4.0%	103,327	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$218,012	11.6%	$150,732	8.0%	$197,836	10.5%	$188,415	10.0%
Tier I capital (to risk-weighted assets)	200,862	10.7%	113,049	6.0%	160,153	8.5%	150,732	8.0%
Common equity tier I capital (to risk-weighted assets)	200,862	10.7%	84,787	4.5%	131,891	7.0%	122,470	6.5%
Tier I capital (to average assets)	200,862	7.8%	103,327	4.0%	103,327	4.0%	129,158	5.0%

(1)

The 2013 Capital Rules adopted by the Federal Reserve, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation implementing Basel III were fully phased-in effective January 1, 2019.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$189,888	13.2%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	173,070	12.1%	86,000	6.0%	112,875	7.875%	121,833	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	173,070	12.1%	64,500	4.5%	91,375	6.375%	100,333	7.0%	N/A	N/A
Tier I capital (to average assets)	173,070	8.5%	81,507	4.0%	81,507	4.000%	81,507	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$185,507	12.9%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	$143,333	10.0%
Tier I capital (to risk-weighted assets)	168,689	11.8%	86,000	6.0%	112,875	7.875%	121,833	8.5%	114,666	8.0%
Common equity tier I capital (to risk-weighted assets)	168,689	11.8%	64,500	4.5%	91,375	6.375%	100,333	7.0%	93,166	6.5%
Tier I capital (to average assets)	168,689	8.3%	81,507	4.0%	81,507	4.000%	81,507	4.0%	101,884	5.0%

16.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) during the period, by component, net of tax:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$1,909	$(456)	$1,453	$(550)	$127	$(423)
Reclassification adjustment for (gains)/losses recognized in net income	(6)	2	(4)	(2)	—	(2)
Derivatives
Change in interest rate contracts	1,696	(477)	1,219	—	—	—
Defined benefit retirement plans
Change in retirement liability	36	(10)	26	15	(5)	10
Total Other Comprehensive (Loss)/Income	$3,635	$(941)	$2,694	$(537)	$122	$(415)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$3,334	$(786)	$2,548	$(2,228)	$453	$(1,775)
Reclassification adjustment for (gains)/losses recognized in net income	81	(19)	62	(2)	—	(2)
Derivatives
Change in interest rate contracts	1,654	(465)	1,189	—	—	—
Defined benefit retirement plans
Change in retirement liability	72	(20)	52	29	(9)	20
Total Other Comprehensive (Loss)/Income	$5,141	$(1,290)	$3,851	$(2,201)	$444	$(1,757)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) that have an impact on net income are presented below:

Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$6	$2	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	(2)	—	Provision for income taxes
Net of tax	$4	$2	Net income

Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$(81)	$2	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	19	—	Provision for income taxes
Net of tax	$(62)	$2	Net income

17.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$4,272	$6,111	$10,470	$11,916
Less dividends and undistributed earnings allocated to participating securities	(35)	(60)	(94)	(121)
Net income applicable to common shareholders	$4,237	$6,051	$10,376	$11,795

Denominator:
Weighted average common shares outstanding	4,682	4,060	4,379	4,057
Earnings per common share - basic	$0.91	$1.49	$2.37	$2.91

Earnings per common share - diluted:
Numerator:
Net income	$4,272	$6,111	$10,470	$11,916
Less dividends and undistributed earnings allocated to participating securities	(35)	(60)	(94)	(121)
Net income applicable to common shareholders	$4,237	$6,051	$10,376	$11,795

Denominator:
Weighted average common shares outstanding	4,682	4,060	4,379	4,057
Dilutive effect of common stock equivalents	34	34	33	31
Weighted average diluted common shares outstanding	4,716	4,094	4,412	4,088
Earnings per common share - diluted	$0.90	$1.48	$2.35	$2.89

18.	Derivative AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassed into interest income in the same period(s) during which the hedged transaction affects earnings. The earnings recognition of excluded components is presented in interest income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassed to interest income as the Company receives interest payments on its variable-rate assets.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. For the Company’s customers, these are interest rate swaps and risk participation agreements.

Interest Rate Swaps. The Company enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When the Bank enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings in other loan related derivative income.

The credit risk associated with swap transactions is the risk of default by the counterparty. To minimize this risk, the Company only enters into interest rate agreements with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

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

Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower and pays a fee to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower and receives a fee from the other bank.

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	June 30, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$3,528	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$3,528			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$181,291	Other Assets	$12,348	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	181,291	Other Liabilities	12,348
Risk participation agreements out to counterparties	19,000	Other Assets	46	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	78,700	Other Liabilities	459
Total derivatives not designated as hedging instruments			$12,394			$12,807

	December 31, 2018
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$1,970	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,970			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$150,489	Other Assets	$5,782	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	150,489	Other Liabilities	5,782
Risk participation agreements out to counterparties	19,000	Other Assets	28	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	63,825	Other Liabilities	179
Total derivatives not designated as hedging instruments			$5,810			$5,961

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) at June 30, 2019:

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	Three Months Ended June 30, 2019				Three Months Ended June 30, 2019
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$1,647	$2,080	$(433)	Interest Income	$(48)	$—	$(48)
Total	$1,647	$2,080	$(433)		$(48)	$—	$(48)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	Six Months Ended June 30, 2019				Six Months Ended June 30, 2019
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$1,558	$2,080	$(522)	Interest Income	$(96)	$—	$(96)
Total	$1,558	$2,080	$(522)		$(96)	$—	$(96)

Over the next 12 months, the Company estimates that an additional $28,000 will be reclassified out of AOCI into earnings, as a reduction to interest income.

The following table presents the effect of the Company’s derivative financial instruments on the Income Statement at June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Interest Income	Interest Income
	(dollars in thousands)
Total amount of income presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$(48)	$(96)
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts
Amount of gain or (loss) reclassed from AOCI into income	$(48)	$(96)
Amount of gain or (loss) reclassed from AOCI into income - Included Component	—	—
Amount of gain or (loss) reclassed from AOCI into income - Excluded Component	$(48)	$(96)

The following tables present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,	Three Months Ended June 30,
		2019	2018
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$(61)	$12
Total		$(61)	$12

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,	Six Months Ended June 30,
		2019	2018
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$13	$40
Total		$13	$40

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

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions, and the Company would be required to settle its obligations under the agreements.

As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $8.5 million. As of June 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.4 million. If the Company had breached any of these provisions at June 30, 2019, then it could have been required to settle its obligations under the agreements at their termination value of $8.5 million.

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheet as June 30, 2019 and December 31, 2018:

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	June 30, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$15,922	$—	$15,922	$3,663	$—	$12,259

Offsetting of Derivative Liabilities
Derivative Liabilities	$12,807	$—	$12,807	$3,663	$8,428	$716

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$7,780	$—	$7,780	$3,099	$(743)	$3,938

Offsetting of Derivative Liabilities
Derivative Liabilities	$5,961	$—	$5,961	$3,099	$260	$2,602

19.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$38,557	$38,557	$18,473	$18,473
Securities available for sale	153,053	153,053	168,163	168,163
Securities held to maturity	286,350	291,993	282,869	281,310
Loans, net	2,079,451	2,036,666	1,543,004	1,484,905
Loans held for sale	384	384	—	—
FHLB Boston stock	8,245	8,245	6,844	6,844
Accrued interest receivable	7,485	7,485	5,762	5,762
Mortgage servicing rights	891	1,105	666	941
Interest rate contracts	3,528	3,528	1,970	1,970
Loan level interest rate swaps	12,348	12,348	5,782	5,782
Risk participation agreements out to counterparties	46	46	28	28

Financial liabilities
Deposits	2,329,665	2,328,568	1,811,410	1,809,051
Short-term borrowings	103,000	103,031	90,000	90,000
Long-term borrowings	3,323	3,316	3,409	3,363
Loan level interest rate swaps	12,348	12,348	5,782	5,782
Risk participation agreements in with counterparties	459	459	179	179

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

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures as of June 30, 2019.

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$49,815	$—	$49,815
Mortgage-backed securities	—	103,238	—	103,238
Corporate debt securities	—	—	—	—
Other assets
Interest rate swaps with customers	—	12,348	—	12,348
Risk participation agreements out to counterparties	—	46	—	46
Interest rate contracts	—	3,528	—	3,528
Other liabilities
Mirror swaps with counterparties	—	12,348	—	12,348
Risk participation agreements in with counterparties	—	459	—	459

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$74,039	$—	$74,039
Mortgage-backed securities	—	89,268	—	89,268
Corporate debt securities	—	4,856	—	4,856
Other assets
Interest rate swaps with customers	—	5,782	—	5,782
Risk participation agreements out to counterparties	—	28	—	28
Interest rate contracts	—	1,970	—	1,970
Other liabilities
Mirror swaps with counterparties	—	5,782	—	5,782
Risk participation agreements in with counterparties	—	179	—	179

The following table presents the carrying value of assets held at June 30, 2019, which were measured at fair value on a non-recurring basis during the three and six months ended June 30, 2019:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a nonrecurring basis
Assets
Collateral dependent impaired loans	$—	$—	$—	$—
Loans held for sale	—	—	384	384
Other real estate owned	—	—	185	185
Total	$—	$—	$569	$569

During the three months ended June 30, 2019, the Company recorded total OREO of $185,000.  These properties are recorded at fair value less estimated costs to sell at the date control is established. There were no assets measured at fair value on a non-recurring basis during the year ended December 31, 2018.

There were no transfers between levels for the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018.

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

•	that the Company’s financial reporting controls and procedures may not prevent or detect all errors or fraud;
•	the Company’s dependence on the accuracy and completeness of information about clients and counterparties;
•	the fiscal and monetary policies of the federal government and its agencies;
•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;
•	downgrades in the Company’s credit rating;
•	changes in interest rates which could affect interest rate spreads and net interest income;
•	costs and effects of litigation, regulatory investigations or similar matters;
•	the inability to realize expected cost savings or implement integration plans and other adverse consequences associated with the merger with Optima Bank & Trust Company (“Optima”);
•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;
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
•

the Company may not be able to hire or retain additional qualified personnel, including those acquired in previous acquisitions, and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company’s ability to implement the Company’s business strategies; and

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of June 30, 2019, the Company had total assets of approximately $2.7 billion. The Bank operates 16 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of June 30, 2019, the Company had Assets under Management and Administration of approximately $3.2 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

Merger with Optima Bank & Trust Company

On April 17, 2019, the Company completed its merger with Optima, adding six banking offices in New Hampshire. As a result of the merger, the Company paid total consideration of $64.3 million, which consisted of 722,746 shares of Cambridge Bancorp common stock issued to former Optima shareholders and $3.5 million in cash. The transaction included the acquisition of $475.4 million in loans and the assumption of $477.2 million in deposits, each at fair value.

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

Recent Accounting Developments

See Note 5 to the Unaudited Consolidated Financial Statements for details of recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

Results of Operations

Results of Operations for the three months ended June 30, 2019 and June 30, 2018

General. Net income decreased $1.8 million, or 30.1%, to $4.3 million for the quarter ended June 30, 2019, as compared to net income of $6.1 million for the quarter ended June 30, 2018, primarily due to merger expenses of $3.5 million associated with the Optima merger offset by higher net interest income. Diluted earnings per share were $0.90 for the second quarter of 2019, representing a 39.2% decrease over diluted earnings per share of $1.48 for the same quarter last year. Net income for the first and second quarters of 2019 included merger expenses of $3.5 million, which the Company considers to be non-operating.

Excluding merger expenses related to the Optima merger and other non-operating adjustments, operating net income was $7.0 million for the quarter ended June 30, 2019, an increase of $845,000, or 13.8%, compared to operating net income of $6.1 million for the quarter ended June 30, 2018. Operating diluted earnings per share were $1.47 for the second quarter of 2019, representing a 0.7% decrease over operating diluted earnings per share of $1.48 for the same quarter last year.

Net Interest and Dividend Income. For the quarter ended June 30, 2019, net interest and dividend income before provision for loan losses, increased by $3.9 million, or 24.7%, to $19.8 million, as compared to $15.9 million for the quarter ended June 30, 2018, primarily due to loan growth (both organic and as a result of the Optima merger) and higher levels of interest-earning assets.

•	Interest on loans increased $7.3 million, or 51.0%, due to higher interest rates combined with organic and merger related loan growth.
•	Interest on deposits increased $3.3 million, or 315.9%, due to an increase in cost of deposits combined with organic and merger related deposit growth.

Average interest earning assets increased by $566.4 million, or 29.7%, to $2.5 billion as of June 30, 2019, from $1.9 billion as of June 30, 2018. Average interest-bearing liabilities increased by $526.1 million, or 41.7%, to $1.8 billion as of June 30, 2019 from $1.3 billion as of June 30, 2018. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 14 basis points to 3.23% for the quarter ended June 30, 2019, as compared to 3.37% for the quarter ended June 30, 2018.

Interest and Dividend Income. Total interest and dividend income increased $7.5 million, or 44.5%, to $24.5 million for the quarter ended June 30, 2019, as compared to $16.9 million for the quarter ended June 30, 2018, primarily due to a $7.3 million increase in interest income from loans, resulting from higher interest rates combined with merger related and organic loan growth.

Interest Expense. Interest expense increased $3.6 million, or 333.8%, to $4.7 million for the quarter ended June 30, 2019, as compared to $1.1 million for the quarter ended June 30, 2018, primarily driven by merger related and organic deposit growth combined with an increase in cost of deposits.

Average interest-bearing liabilities increased by $526.1 million, which contributed to a 53 basis points increase in the average cost of funds of 0.76% from 0.23%. The increase in average interest-bearing liabilities was primarily driven by higher average savings balances of $196.0 million, higher average certificates of deposit of $140.0 million, and higher average money market balances of $138.1 million.

Provision for Loan Losses. The Company recorded a provision for loan losses of $596,000 for the quarter ended June 30, 2019, as compared to a release of $79,000 from the allowance for loan losses for the same quarter in 2018. The increase in the allowance for loan losses was primarily due to loan growth during the second quarter of 2019.  We recorded net charge-off of $148,000, for the quarter ended June 30, 2019, as compared to net charge-offs of $8,000 in 2018. The allowance for loan losses was $17.1 million, or 0.82%, of total loans at June 30, 2019, as compared to $15.6 million, or 1.12%, of total loans at June 30, 2018. The decrease in the allowance to loans ratio during 2019 is primarily due to the impact of loans acquired in connection with the Optima merger. These acquired loans are recorded at fair value, including an adjustment for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for loan losses.

Noninterest Income. Inclusive of the Optima merger, total noninterest income increased $301,000, or 3.8%, to $8.1 million for the quarter ended June 30, 2019, as compared to $7.8 million for the quarter ended June 30, 2018, primarily due to higher wealth management revenue, higher deposit account fees, and higher ATM and debit card income, partially offset by lower loan related derivative income. Noninterest income was 29.2% of total revenue for the quarter ended June 30, 2019.

Wealth Management revenue increased by $280,000, or 4.6%, for the second quarter of 2019 as compared to the second quarter of 2018. Wealth Management Assets under Management increased by $76.3 million, or 2.5%, to $3.1 billion as of June 30, 2019, as compared to $3.0 billion as of June 30, 2018.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,302	$6,000
Asset-based revenues	6,302	6,000
Financial planning fees and other service fees	117	139
Total wealth management revenues	$6,419	$6,139

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended June 30,
	2019	2018
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,990,375	$2,974,798
Gross client asset inflows	89,126	85,092
Gross client asset outflows	(96,634)	(117,137)
Net market impact	96,903	60,741
Balance at the end of the period	$3,079,770	$3,003,494
Weighted average management fee	0.84%	0.80%

There were no significant changes to the average fee rates and fee structure for the three months ended June 30, 2019 and 2018.

Noninterest Expense. Inclusive of the Optima merger, total noninterest expense increased by $5.7 million, or 36.5%, to $21.5 million for the quarter ended June 30, 2019, as compared to $15.8 million for the quarter ended June 30, 2018, primarily driven by merger expenses of $3.5 million combined with higher salaries and employee benefits expense, occupancy and equipment expense, and data processing expense.

•

Merger expenses of $3.5 million were related to professional fees, compensation and severance agreements, as well as contract termination costs associated with the second quarter closing of the Optima merger.

•	Salaries and employee benefits expense increases of $1.0 million were driven by the merger with Optima, increased staffing to support business initiatives, and higher employee benefit costs.
•	Occupancy and equipment expense increases of $472,000 were due to the merger with Optima and additional office space in Boston, MA.
•	Data processing expense increases of $245,000 were due to the merger with Optima and investments made in technology.

Income Tax Expense. Inclusive of the Optima merger, the Company recorded a provision for income taxes of $1.5 million for the quarter ended June 30, 2019, as compared to $1.9 million for the same quarter in 2018. The effective tax rate was 26.5% for the quarter ended June 30, 2019, as compared to 23.7% for the same quarter in 2018. Additionally, the Company recognized $9,000 of tax benefit resulting from the accounting for share-based payments during the quarter ended June 30, 2019.

Results of Operations for the six months ended June 30, 2019 and June 30, 2018

General. Net income decreased $1.4 million, or 12.1%, to $10.5 million for the six months ended June 30, 2019, as compared to net income of $11.9 million for the six months ended June 30, 2018, primarily due to merger expenses of $3.5 million associated with the Optima merger offset by higher net interest income during the six months ended June 30, 2019. Diluted earnings per share were $2.35 for the first six months of 2019, representing an 18.7% decrease over diluted earnings per share of $2.89 for the same six months of 2018. Net income for the first and second quarters of 2019 included merger expenses of $3.5 million, which the Company considers to be non-operating.

Excluding merger expenses and other non-operating adjustments, operating net income was $13.3 million for the six months ended June 30, 2019, an increase of $1.4 million, or 11.5%, compared to operating net income of $11.9 million  for the six months ended June 30, 2018. Operating diluted earnings per share were $2.99 for the first six months of 2019, representing a 3.8% increase over operating diluted earnings per share of $2.88 for the first six months of 2018.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses, increased by $5.0 million, or 16.2%, to $36.0 million, as compared to $31.0 million for the six months ended June 30, 2018, primarily due to loan growth (both as a result of the Optima merger and organic growth) and higher levels of interest-earning assets.

•	Interest on loans increased by $10.2 million, or 36.7%, due to organic and merger related loan growth combined with higher interest rates.
•	Interest on deposits increased by $4.9 million, or 241.4%, due to an increase in cost of deposits combined with organic and merger related deposit growth.

Average interest earning assets increased by $354.9 million, or 18.7%, to $2.3 billion as of June 30, 2019, from $1.9 billion as of June 30, 2018. Average interest-bearing liabilities increased by $338.2 million, or 26.7%, to $1.6 billion as of June 30, 2019 from $1.3 billion as of June 30, 2018. The Company’s net interest margin, on a fully taxable equivalent basis, decreased eight basis points to 3.24% for the six months ended June 30, 2019, as compared to 3.32% for the six months ended June 30, 2018.

Interest and Dividend Income. Total interest and dividend income increased $10.5 million, or 31.8%, to $43.6 million for the six months ended June 30, 2019, as compared to $33.1 million for the six months ended June 30, 2018, resulting from merger related and organic loan growth combined with higher interest rates.

Interest Expense. Interest expense increased $5.5 million, or 266.4%, to $7.6 million for the six months ended June 30, 2019, as compared to $2.1 million for the six months ended June 30, 2018, primarily driven by an increase in cost of deposits combined with merger related and organic deposit growth.

Average interest-bearing liabilities increased by $338.2 million, which contributed to a 46 basis points increase in the average cost of funds of 0.68% from 0.22%. The increase in average interest-bearing liabilities was primarily driven by an increase in average savings account balances of $137.2 million, increase in average money market account balances of $101.5 million, and an increase in average certificates of deposit of $70.6 million.  We experienced an increase in the average cost of deposits for the six months ended June 30, 2019, as compared to June 30, 2018 due to repricing of existing clients combined with successful deposit campaigns, as we strive to attract and deepen client relationships.

Provision for Loan Losses. The Company recorded a provision for loan losses of $503,000 for the six months ended June 30, 2019, as compared to $330,000 for the six months ended June 30, 2018, primarily due to loan growth. We recorded net charge-offs of $172,000 for the six months ended June 30, 2019, as compared to net charge-offs of $5,000 in 2018. The allowance for loan losses was $17.1 million, or 0.82%, of total loans at June 30, 2019, as compared to $15.6 million, or 1.12%, of total loans at June 30, 2018.  The decrease in the allowance to loans ratio from year end 2018 is primarily due the impact of loans acquired in connection with the Optima merger. These acquired loans are recorded at fair value, including an adjustment for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for loan losses.

Noninterest Income. Inclusive of the Optima merger, total noninterest income increased by $80,000, or 0.5%, to $16.1 million for the six months ended June 30, 2019, as compared to $16.0 million for the six months ended June 30, 2018, primarily as a result of higher Wealth Management revenue, partially offset by lower loan related derivative income and lower other income. Noninterest income was 30.9% of total revenue for the six months ended June 30, 2019.

Wealth Management revenue increased by $278,000, or 2.3%, for the six months ended June 30, 2019, primarily due to appreciation in the equity markets. Wealth Management Assets under Management increased by $76.3 million, or 2.5%, to $3.1 billion as of June 30, 2019, as compared to $3.0 billion as of June 30, 2018.

Noninterest income increases were partially offset by a higher loss on the sale of investment securities of $83,000, lower loan related derivative income of $143,000, and lower other income of $114,000 for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

The categories of Wealth Management revenues are shown in the following table:

	For the Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$12,307	$11,932
Asset-based revenues	12,307	11,932
Financial planning fees and other service fees	236	333
Total wealth management revenues	$12,543	$12,265

The following table presents the changes in Wealth Management Assets under Management:

	For the Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,759,547	$2,971,322
Gross client asset inflows	149,439	160,234
Gross client asset outflows	(169,452)	(191,867)
Net market impact	340,236	63,805
Balance at the end of the period	$3,079,770	$3,003,494
Weighted average management fee	0.84%	0.80%

There were no significant changes to the average fee rates and fee structure for the six months ended June 30, 2019 and 2018.

Noninterest Expense. Inclusive of the Optima merger, total noninterest expense increased by $6.6 million, or 21.2%, to $37.9 million for the six months ended June 30, 2019, as compared to $31.3 million for the six months ended June 30, 2018, primarily driven by merger expenses of $3.5 million combined with higher salaries and employee benefits expense, occupancy and equipment expense, and data processing expense.

•	Merger expenses of $3.5 million were related to professional fees, compensation and severance agreements, as well as contract termination costs associated with the Optima merger.
•	Salaries and employee benefits increases of $1.8 million were driven by the merger with Optima, increased staffing to support business initiatives, and higher employee benefit costs.
•	Occupancy and equipment expense increases of $575,000 were due to the merger with Optima and additional office space in Boston, MA.
•	Data processing expense increases of $361,000 were due to the merger with Optima and investments made in technology.

Income Tax Expense. The Company recorded a provision for income taxes of $3.3 million for the six months ended June 30, 2019, as compared to $3.5 million for 2018. The effective tax rate was 23.9% for the six months ended June 30, 2019, as compared to 22.8% for the same period in 2018. Additionally, the Company recognized $195,000 of tax benefit resulting from the accounting for share-based payments during the six months ended June 30, 2019.

Changes in Financial Condition

Total Assets. Total assets increased $639.9 million, or 30.5%, from December 31, 2018, inclusive of the Optima merger, and were $2.7 billion as of June 30, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased by $20.1 million to $38.6 million at June 30, 2019 from $18.5 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities decreased by $11.6 million to $439.4 million at June 30, 2019, from $451.0 million at December 31, 2018, as cash flows were used to pay down wholesale funding.

Loans. Total loans increased $536.8 million, or 34.4%, from December 31, 2018, inclusive of the Optima merger, and stood at $2.1 billion as of June 30, 2019. The increase in total loans was due to a combination of the merger with Optima and organic growth.

Inclusive of Optima:

•

Commercial real estate loans increased $147.5 million, or 19.5%, from $758.0 million at December 31, 2018 to $905.4 million at June 30, 2019. Total loan originations during the first six months of the year were strong despite elevated levels of loan payoffs in the first quarter.

•	Commercial and industrial loans increased $40.6 million, or 43.3%, from $93.7 million at December 31, 2018 to $134.3 million at June 30, 2019.
•	Residential mortgage loans increased $334.2 million, or 55.3%, from $604.3 million at December 31, 2018 to $938.6 million at June 30, 2019.

Excluding the impact of the Optima merger, total loans grew by $61.4 million, or 3.9%, from $1.6 billion at December 31, 2018. For further details on the loans and deposits acquired, see the Organic Loan and Deposit Growth table provided at the end of this section.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2019, our investment in bank-owned life insurance was $37.0 million, representing an increase of $6.1 million from $30.9 million at December 31, 2018, primarily due to additional policies acquired with the merger.

Goodwill and merger related intangibles.  The Company recorded additional goodwill of $30.8 million and other merger related intangibles of $3.6 million during the second quarter of 2019, due to the merger with Optima.

Other assets. Other assets increased $46.3 million, or 167.6%, from $27.6 million at December 31, 2018, primarily due to the adoption of new lease accounting guidance in 2019 and higher loan related derivative assets. The adoption of accounting guidance for leases (“ASU 2016-02”) required the Company to recognize $37.6 million of right-of-use lease assets and corresponding net lease liabilities on the balance sheet, inclusive of Optima. The corresponding lease liabilities recognized in accordance with ASU 2016-02 was the primary reason for the increase in other liabilities.

Deposits. Inclusive of Optima, total deposits grew by $518.3 million, or 28.6%, to $2.3 billion at June 30, 2019, from $1.8 billion, at December 31, 2018, primarily driven by a combination of the impact of the Optima merger and organic core deposit growth.

•

Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $373.8 million, or 22.1%, to $2.1 billion from $1.7 billion at December 31, 2018, inclusive of the Optima merger.

•

Excluding the impact of the Optima merger, organic growth in core deposits was $59.1 million, or 3.5%, at June 30, 2019. Growth in core deposits during 2019 was attributable to successful deposit campaigns, as we strive to attract and deepen client relationships.

•

Inclusive of the Optima merger, the cost of total deposits for the quarter ended June 30, 2019 was 0.77%, as compared to 0.24% for the quarter ended June 30, 2018, driven by a combination of deposit growth and higher interest rates during 2019. The cost of total deposits for the six months ended June 30, 2019 was 0.67%, as compared to 0.23% for the quarter ended June 30, 2018, driven by a combination of deposit growth and higher interest rates during 2019.

Certificates of deposit, which totaled $265.9 million at June 30, 2019, increased by $144.5 million from $121.4 million at December 31, 2018.  Total brokered certificates of deposit, which are included within certificates of deposit, were $70.2 million and $27.5 million at June 30, 2019 and December 31, 2018, respectively.

For further details on the loans and deposits acquired, see the Organic Loan and Deposit Growth table provided at the end of this section.

Borrowings. At June 30, 2019, borrowings consisted of advances from the FHLB of Boston. Total borrowings increased to $106.3 million at June 30, 2019, from $93.4 million at December 31, 2018.

Shareholders’ Equity. Total shareholders’ equity increased $70.1 million, or 42.0%, to $237.1 million at June 30, 2019 from $167.0 million at December 31, 2018, primarily due to $59.4 million of equity issued as a result of the Optima merger, net income of $10.5 million, and decreases in unrealized losses of $3.4 million, which were partially offset by regular dividend payments of $4.6 million.

The Company’s ratio of tangible common equity to tangible assets decreased 45 basis points to 7.48% at June 30, 2019 from 7.93% at December 31, 2018, primarily due to the impact of goodwill and acquisition related intangibles recorded as a result of the Optima merger. Tangible book value per share grew by $3.89, or 10.3%, to $41.72 as of June 30, 2019, as compared to $37.83 as of June 30, 2018.

Organic Loan and Deposit Growth (dollars in thousands)

					December 2018 vs June 2019
	June 30,	March 31,	December 31,	Balance	Organic	Organic
	2019	2019	2018	Acquired	Growth/(Loss) $	Growth/(Loss) %
Loans
Residential mortgage	$938,559	$613,254	$604,331	$314,552	$19,676	3.3%
Commercial mortgage	905,442	749,835	757,957	114,338	33,147	4.4%
Home equity	85,814	68,849	69,336	15,452	1,026	1.5%
Commercial & Industrial	134,307	90,172	93,712	30,215	10,380	11.1%
Consumer	32,428	33,044	34,436	849	(2,857)	-8.3%
Total loans	$2,096,550	$1,555,154	$1,559,772	$475,406	$61,372	3.9%

Deposits
Demand	$587,030	$490,649	$494,492	$58,722	$33,816	6.8%
Interest bearing checking	422,426	385,605	431,702	49,454	(58,730)	-13.6%
Money market	200,935	146,925	135,585	68,183	(2,833)	-2.1%
Savings	853,356	709,940	628,212	138,285	86,859	13.8%
Core deposits	2,063,747	1,733,119	1,689,991	314,644	59,112	3.5%
Certificates of deposit	265,918	169,264	121,419	162,545	(18,046)	-14.9%
Total deposits	$2,329,665	$1,902,383	$1,811,410	$477,189	$41,066	2.3%

GAAP to Non-GAAP Reconciliations (dollars in thousands except per share data)

Statement on Non-GAAP Measures: The Company believes the presentation of the following non-GAAP financial measures provides useful supplemental information that is essential to an investor’s proper understanding of the results of operations and financial condition of the Company. Management uses non-GAAP financial measures in its analysis of the Company’s performance. These non-GAAP measures should not be viewed as substitutes for the financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table summarizes the calculation of the Company’s operating net income and operating diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Net Income / Operating Diluted EPS	2019	2018	2019	2018

Net Income (a GAAP measure)	$4,272	$6,111	$10,470	$11,916
Add: Merger Expenses (Pretax)	3,450	-	3,541	-
Add: (Gain)/loss on disposition of investment securities	(6)	(2)	81	(2)
Tax effect of Merger Expenses and Gain (loss) on disposition of investment securities(1)	(761)	1	(805)	1
Operating Net Income (a non-GAAP measure)	$6,955	$6,110	$13,287	$11,915
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(35)	(60)	(94)	(122)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$6,920	$6,050	$13,193	$11,793
Weighted Average Diluted Shares	4,715,724	4,094,489	4,412,239	4,087,790
Operating Diluted earnings per share (a non-GAAP measure)	$1.47	$1.48	$2.99	$2.88

(1)

The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$237,094	$167,026	$155,692
Less: Goodwill and acquisition related intangibles (GAAP)	(34,725)	(412)	(412)
Tangible Common Equity (a non-GAAP measure)	202,369	166,614	155,280
Total assets (GAAP)	2,741,308	2,101,384	1,971,214
Less: Goodwill and acquisition related intangibles (GAAP)	(34,725)	(412)	(412)
Tangible assets (a non-GAAP measure)	$2,706,583	$2,100,972	$1,970,802
Tangible Common Equity Ratio (a non-GAAP measure)	7.48%	7.93%	7.88%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$202,369	$166,614	$155,280
Common shares outstanding	4,850,230	4,107,051	4,104,317
Tangible Book Value Per Share (a non-GAAP measure)	$41.72	$40.57	$37.83

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

The fair value of securities available for sale totaled $153.1 million and included gross unrealized gains of $359,000 and gross unrealized losses of $1.1 million at June 30, 2019. At December 31, 2018, the fair value of securities available for sale totaled $168.2 million and included gross unrealized gains of $118,000 and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of June 30, 2019 are carried at their amortized cost of $286.4 million. At December 31, 2018, securities held to maturity totaled $282.9 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$49,815	33%	$74,039	44%
Mortgage-backed securities	103,238	67%	89,268	53%
Corporate debt securities	-	0%	4,856	3%
Total securities available for sale	$153,053	100%	$168,163	100%
Held to maturity securities
U.S. GSE obligations	$22,572	8%	$32,571	12%
Mortgage-backed securities	181,776	64%	168,118	59%
Corporate debt securities	6,977	2%	6,972	2%
Municipal securities	75,025	26%	75,208	27%
Total securities held to maturity	$286,350	100%	$282,869	100%
Total	$439,403	100%	$451,032	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At June 30, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,000	1.2%	$40,000	1.5%	$—	—	$—	—	$50,000	1.4%
Mortgage-backed securities	—	—	58	5.4%	29,462	1.7%	74,245	2.2%	103,765	2.1%
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$10,000	1.2%	$40,058	1.5%	$29,462	1.7%	$74,245	2.2%	$153,765	1.9%

Held to maturity securities
U.S. GSE obligations	$4,997	1.6%	$17,575	2.8%	$—	—	$—	—	$22,572	2.5%
Mortgage-backed securities	8	4.2%	—	—	52,063	2.7%	129,705	2.7%	181,776	2.7%
Corporate debt securities	—	—	6,977	2.6%	—	—	—	—	6,977	2.6%
Municipal securities	2,424	4.9%	12,746	4.2%	43,956	3.8%	15,899	3.7%	75,025	3.9%
Total held to maturity securities	$7,429	2.7%	$37,298	3.2%	$96,019	3.2%	$145,604	2.8%	$286,350	3.0%
Total	$17,429	1.8%	$77,356	2.3%	$125,481	2.8%	$219,849	2.6%	$440,115	2.6%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,004	1.1%	$65,000	1.5%	$—	—	$—	—	$75,004	1.4%
Mortgage-backed securities	—	—	78	5.4%	33,768	1.8%	58,425	2.0%	92,271	1.9%
Corporate debt securities	2,008	1.5%	3,007	2.5%	—	—	—	—	5,015	2.1%
Total available for sale securities	$12,012	1.1%	$68,085	1.5%	$33,768	1.8%	$58,425	2.0%	$172,290	1.7%

Held to maturity securities
U.S. GSE obligations	$5,001	1.4%	$27,570	2.5%	$—	—	$—	—	$32,571	2.4%
Mortgage-backed securities	50	4.2%	—	—	34,434	2.4%	133,634	2.9%	168,118	2.8%
Corporate debt securities	—	—	6,972	2.6%	—	—	—	—	6,972	2.6%
Municipal securities	4,630	4.8%	13,259	4.4%	41,390	3.8%	15,929	3.6%	75,208	3.9%
Total held to maturity securities	$9,681	3.1%	$47,801	3.1%	$75,824	3.2%	$149,563	3.0%	$282,869	3.1%
Total	$21,693	2.0%	$115,886	2.2%	$109,592	2.7%	$207,988	2.7%	$455,159	2.5%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2019 and December 31, 2018.

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

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and New Hampshire. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following table shows the composition of the loan portfolio at the dates indicated:

	June 30,		December 31,
	2019	% of Total	2018	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$409,706	20%	$293,267	19%
Mortgages - adjustable rate	498,694	24%	309,656	20%
Construction	28,437	1%	—	0%
Deferred costs net of unearned fees	1,722	0%	1,408	0%
Total residential mortgages	938,559	45%	604,331	39%
Commercial mortgage
Mortgages - nonowner occupied	788,982	38%	654,394	42%
Mortgages - owner occupied	64,520	3%	59,335	4%
Construction	51,816	2%	44,146	3%
Deferred costs net of unearned fees	124	0%	82	0%
Total commercial mortgages	905,442	43%	757,957	49%
Home equity
Home equity - lines of credit	79,814	4%	63,421	4%
Home equity - term loans	5,763	0%	5,665	0%
Deferred costs net of unearned fees	237	0%	250	0%
Total home equity	85,814	4%	69,336	4%
Commercial & industrial
Commercial & industrial	134,338	6%	93,728	6%
Deferred costs net of unearned fees	(31)	0%	(16)	0%
Total commercial & industrial	134,307	6%	93,712	6%
Consumer
Secured	31,380	1%	33,252	2%
Unsecured	1,035	1%	1,171	0%
Deferred costs net of unearned fees	13	0%	13	0%
Total consumer	32,428	2%	34,436	2%
Total loans	$2,096,550	100%	$1,559,772	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $938.6 million at June 30, 2019, an increase of $334.2 million, or 55.3%, from $604.3 million at December 31, 2018, and consisted of one-to-four family residential mortgage and construction loans. The residential mortgage portfolio represented 45% and 39% of total loans at June 30, 2019 and December 31, 2018, respectively.

The average loan balance outstanding in the residential portfolio was $358,000 and the largest individual residential mortgage loan outstanding was $9.0 million as of June 30, 2019. At June 30, 2019, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $484,350 in 2019 from $453,100 in 2018, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines, however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low and moderate income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $122.6 million at June 30, 2019 and $90.2 million at December 31, 2018.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Originations for retention in portfolio	$78,448	$48,199
Originations for sale to the secondary market	3,822	4,902
Total	$82,270	$53,101

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Loans sold with servicing rights retained	$867	$410
Loans sold with servicing rights released	2,570	3,928
Total	$3,437	$4,338

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $891,000 and $666,000 as of June 30, 2019 and December 31, 2018, respectively.

Commercial Mortgage.  The commercial real estate loans portfolio represented 43% and 49% of total loans at June 30, 2019 and December 31, 2018. Commercial real estate loans were $905.4 million as of June 30, 2019, an increase of $147.5 million, or 19.5%, from $758.0 million at December 31, 2018, respectively.

Commercial real estate loans are secured by a variety of property types, with approximately 90.2% of the total at June 30, 2019 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.2 million, and the largest individual commercial real estate loan outstanding was $24.0 million as of June 30, 2019. At June 30, 2019, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity.  The home equity portfolio totaled $85.8 million and $69.3 million at June 30, 2019 and December 31, 2018, respectively.  The home equity portfolio represented 4% of total loans at June 30, 2019 and December 31, 2018. At June 30, 2019, the average loan balance outstanding in this portfolio was $103,000, and the largest home equity line of credit was a $1.0 million line of credit and had an outstanding balance of $1.0 million. At June 30, 2019, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (C&I).  The commercial and industrial portfolio totaled $134.3 million and $93.7 million at June 30, 2019 and December 31, 2018, respectively.  The C&I portfolio represented 6% of total loans at June 30, 2019 and December 31, 2018. The average loan balance outstanding in this portfolio was $243,000, and the largest individual commercial and industrial loan outstanding was $13.8 million as of June 30, 2019. At June 30, 2019, this loan was performing in accordance with its original terms.

The Company’s Innovation Banking and Asset-Based loans are reported within the C&I portfolio.

•

At June 30, 2019, Innovation Banking loans totaled $17.8 million, and the average loan balance outstanding in this portfolio was $774,000. The largest individual loan outstanding was $4.4 million, and this loan was performing in accordance with its original terms.

•

At June 30, 2019, Asset-Based loans totaled $39.0 million, and the average loan balance outstanding in this portfolio was $3.5 million. The largest individual loans outstanding was $13.8 million and this loan was performing in accordance with its original terms.

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

Consumer Loans.  The consumer loan portfolio totaled $32.4 million at June 30, 2019 from $34.4 million at December 31, 2018.   Consumer loans represented 2% of the total loans portfolio at June 30, 2019 and December 31, 2018.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at June 30, 2019. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	June 30, 2019
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$7,828	$14,072	$916,659	$938,559
Commercial mortgage	55,965	253,234	596,243	905,442
Home equity	320	939	84,555	85,814
Commercial & Industrial	43,277	71,221	19,809	134,307
Consumer	32,131	156	141	32,428
Total	$139,521	$339,622	$1,617,407	$2,096,550

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at June 30, 2019. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	June 30, 2019
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$451,789	$486,770	$—	$938,559
Commercial mortgage	320,664	301,119	283,659	905,442
Home equity	5,990	—	79,824	85,814
Commercial & Industrial	46,160	6,706	81,441	134,307
Consumer	1,306	—	31,122	32,428
Total	$825,909	$794,595	$476,046	$2,096,550

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccruals	$952	$525
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	105	117
Total nonperforming loans	$1,057	$642
Accruing troubled debt restructured loans	$—	$6
Nonperforming loans as a percentage of gross loans	0.05%	0.04%
Nonperforming loans as a percentage of total assets	0.04%	0.03%

At June 30, 2019 and December 31, 2018, there were no specific reserves for impaired loans.

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

Total nonperforming loans increased slightly during the six months ended June 30, 2019 as compared to December 31, 2018, primarily due to an increase in C&I loans and commercial mortgages on non-accrual.

The Company continues to closely monitor the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at June 30, 2019 and December 31, 2018, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans, and other relevant factors. We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses, and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.  See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Note 7 to the Unaudited Consolidated Financial Statements.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended June 30,	December 31,
	2019	2018
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,096,550	$1,559,772
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,760,653	$1,417,237
Balance of allowance for loan losses at the beginning of year	$16,768	$15,320
Loans charged-off:
Commercial and industrial	(130)	(73)
Commercial mortgage	(55)	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	(20)	(36)
Total loans charged-off	$(205)	$(109)
Recovery of loans previously charged-off:
Commercial and industrial	25	48
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	8	7
Total recoveries of loans previously charged-off:	33	55
Net loan (charge-offs) recoveries	$(172)	$(54)
Provision charged to operating expense	503	1,502
Balance at end of period	$17,099	$16,768
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.01)%	(0.00)%
Ratio of allowance for loan losses to loans outstanding	0.82%	1.08%

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

Deposits.  The Company accepts deposits primarily from customers in the communities in which our branches and offices are located, as well as from small- and medium-sized businesses and other customers throughout our lending area. We rely on our competitive pricing and products, convenient locations, and client service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, individual retirement accounts, and health saving accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and our deposit growth goals. The Bank may also access the brokered deposit market for funding.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:

	June 30,			December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$512,882	24.9%	—	$521,091	29.2%	—
Interest bearing checking	409,390	19.8%	0.11%	409,178	23.0%	0.08%
Money Market	165,891	8.0%	1.43%	93,449	5.2%	1.14%
Savings	758,219	36.7%	1.18%	624,421	35.1%	0.78%
Retail certificates of deposit under $100,000	55,358	2.7%	1.25%	36,408	2.0%	0.69%
Retail certificates of deposit of $100,000 or greater	80,035	3.9%	1.86%	59,226	3.3%	1.27%
Wholesale certificates of deposit	82,882	4.0%	2.20%	38,373	2.2%	1.69%
Total	$2,064,657	100%	0.76%	$1,782,146	100%	0.44%

At June 30, 2019, we had a total of $195.7 in certificates of deposit, excluding brokered deposits, of which $147.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of June 30, 2019, we had a total of $70.2 million of brokered deposits and $27.5 million of brokered deposits at December 31, 2018.

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $106.3 million at June 30, 2019 and $93.4 million at December 31, 2018.

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

The following tables set forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,951,133	$21,355	4.39%	$1,379,807	$14,132	4.11%
Tax-exempt	14,567	157	4.32	9,954	116	4.67
Securities available for sale (3)
Taxable	155,762	748	1.93	200,750	823	1.64
Securities held to maturity
Taxable	218,672	1,368	2.51	194,290	1,097	2.26
Tax-exempt	75,423	728	3.87	77,170	764	3.97
Cash and cash equivalents	55,015	219	1.60	42,185	130	1.24
Total interest-earning assets (4)	2,470,572	24,575	3.99%	1,904,156	17,062	3.59%
Non interest-earning assets	161,855			71,206
Allowance for loan losses	(16,908)			(15,777)
Total assets	$2,615,519			$1,959,585
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$426,725	$120	0.11%	$419,403	$52	0.05%
Savings accounts	826,726	2,212	1.07	630,755	655	0.42
Money market accounts	201,164	679	1.35	63,093	30	0.19
Certificates of deposit	282,579	1,368	1.94	142,588	316	0.89
Total interest-bearing deposits	1,737,194	4,379	1.01	1,255,839	1,053	0.34
Other borrowed funds	50,447	315	2.50	5,660	29	2.06
Total interest-bearing liabilities	1,787,641	4,694	1.05%	1,261,499	1,082	0.34%
Non-interest-bearing liabilities
Demand deposits	541,380			522,218
Other liabilities	64,182			23,504
Total liabilities	2,393,203			1,807,221
Shareholders’ equity	222,316			152,364
Total liabilities & shareholders’ equity	$2,615,519			$1,959,585
Net interest income on a fully taxable equivalent basis		19,881			15,980
Less taxable equivalent adjustment		(186)			(184)
Net interest income		$19,695			$15,796
Net interest spread (5)			2.94%			3.25%
Net interest margin (6)			3.23%			3.37%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,748,485	$37,639	4.34%	$1,366,260	$27,510	4.06%
Tax-exempt	12,168	269	4.46	10,494	237	4.55
Securities available for sale (3)
Taxable	160,160	1,460	1.84	203,591	1,659	1.64
Securities held to maturity
Taxable	214,035	2,636	2.48	180,725	1,975	2.20
Tax-exempt	74,641	1,451	3.92	78,183	1,551	4.00
Cash and cash equivalents	44,081	337	1.54	59,462	401	1.36
Total interest-earning assets (4)	2,253,570	43,792	3.92%	1,898,715	33,333	3.54%
Non interest-earning assets	138,310			69,913
Allowance for loan losses	(16,799)			(15,628)
Total assets	$2,375,081			$1,953,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$409,390	$202	0.10%	$428,024	$102	0.05%
Savings accounts	758,219	3,697	0.98	621,060	1,200	0.39
Money market accounts	165,891	1,060	1.29	64,414	55	0.17
Certificates of deposit	218,275	1,921	1.77	147,706	658	0.90
Total interest-bearing deposits	1,551,775	6,880	0.89%	1,261,204	2,015	0.32%
Other borrowed funds	52,275	671	2.59	4,612	46	2.01
Total interest-bearing liabilities	1,604,050	7,551	0.95%	1,265,816	2,061	0.33%
Non-interest-bearing liabilities
Demand deposits	512,882			513,167
Other liabilities	62,505			23,335
Total liabilities	2,179,437			1,802,318
Shareholders’ equity	195,644			150,682
Total liabilities & shareholders’ equity	$2,375,081			$1,953,000
Net interest income on a fully taxable equivalent basis		36,241			31,272
Less taxable equivalent adjustment		(361)			(374)
Net interest income		$35,880			$30,898
Net interest spread (5)			2.97%			3.21%
Net interest margin (6)			3.24%			3.32%

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

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Compared with			Compared with
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$6,196	$1,027	$7,223	$8,123	$2,006	$10,129
Tax-exempt	50	(9)	41	37	(5)	32
Securities available for sale
Taxable	(202)	127	(75)	(381)	182	(199)
Securities held to maturity
Taxable	146	125	271	391	270	661
Tax-exempt	(17)	(19)	(36)	(69)	(31)	(100)
Cash and cash equivalents	45	44	89	(113)	49	(64)
Total interest income	$6,218	$1,295	$7,513	$7,988	$2,471	$10,459
Interest expense
Deposits
Checking accounts	1	67	68	(5)	105	100
Savings accounts	256	1,301	1,557	316	2,181	2,497
Money market accounts	171	478	649	196	809	1,005
Certificates of deposit	477	575	1,052	415	848	1,263
Total interest-bearing deposits	905	2,421	3,326	922	3,943	4,865
Other borrowed funds	278	8	286	608	17	625
Total interest expense	$1,183	$2,429	$3,612	$1,530	$3,960	$5,490
Change in net interest income	$5,035	$(1,134)	$3,901	$6,458	$(1,489)	$4,969

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

As of June 30, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+400	(11.9)
+300	(8.7)
+200	(5.6)
+100	(2.7)
–100	1.7
–200	(0.1)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of June 30, 2019:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(3.6)
–200	3.2

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates. The Bank’s economic value of equity analysis as of June 30, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 3.2% increase in the economic value of equity. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 9.8% decrease in the economic value of equity. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

Capital Adequacy.  Inclusive of the merger, total shareholders’ equity was $237.1 million at June 30, 2019, compared to $167.0 million at December 31, 2018. The Company’s equity increased primarily as a result of the merger with Optima and an increase in earnings. The ratio of total equity to total assets amounted to 8.65% at June 30, 2019 and 7.95% at December 31, 2018. Book value per share at June 30, 2019 and December 31, 2018 amounted to $48.88 and $40.67, respectively.

The Company’s ratio of tangible common equity to tangible assets decreased 45 basis points to 7.48% at June 30, 2019 from 7.93% at December 31, 2018, primarily due to the impact of goodwill and acquisition related intangibles recorded as a result of the merger with Optima. Tangible book value per share grew by $3.89, or 10.3%, to $41.72 as of June 30, 2019, as compared to $37.83 as of June 30, 2018.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2019, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 15 – Shareholders’ Equity.

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

Off-balance-sheet arrangements are more fully discussed within Note 13 – Financial Instruments with Off-Balance-Sheet Risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Item 2 of this report under “Market Risk Asset and Liability Management.”

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the period ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For the quarter ended June 30, 2019, the Company implemented certain controls and procedures relative to the merger with Optima including financial reviews, policies and procedures, disclosure controls and procedures, and organization integration. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting. For the six months ended June 30, 2019, Optima represented 9% and 20% of total revenues and total assets, respectively.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries may be parties to various claims and lawsuits arising in the ordinary course of their normal business activities. Although the ultimate outcome of these suits, if any, cannot be ascertained at this time, it is the opinion of management that none of these matters, even if it resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position. The Company is not currently party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2019:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
April 1 to April 30, 2019	114	$83.22
May 1 to May 31, 2019	366	$84.46
June 1 to June 30, 2019	84	$81.71
Total	564

(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

The Company does not currently have a stock repurchase program or plan in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1	Agreement with Mr. Michael Carotenuto, dated April 26, 2019 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on April 29, 2019).

10.2	Agreement with Mr. Martin Millane, dated April 26, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on April 29, 2019).

10.3	Agreement with Ms. Jennifer Pline, dated April 26, 2019 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on April 29, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

August 8, 2019	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

August 8, 2019
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)