Form 10-Q
period 2019-09-30
CAMBRIDGE BANCORP
filed 2019-11-07
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 4,849,738 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$68,949	$18,473
Investment securities
Available for sale, at fair value (amortized cost $148,606 and $172,290, respectively)	148,068	168,163
Held to maturity, at amortized cost (fair value $276,241 and $281,310, respectively)	269,475	282,869
Total investment securities	417,543	451,032
Loans held for sale, at lower of cost or fair value	2,082	—
Loans
Residential mortgage	909,822	604,331
Commercial mortgage	1,016,772	757,957
Home equity	82,713	69,336
Commercial & Industrial	138,072	93,712
Consumer	32,503	34,436
Total loans	2,179,882	1,559,772
Less: allowance for loan losses	(18,035)	(16,768)
Net loans	2,161,847	1,543,004
Federal Home Loan Bank of Boston Stock, at cost	9,159	6,844
Bank owned life insurance	37,161	30,933
Banking premises and equipment, net	14,954	8,578
Right-of-use asset operating leases	34,553	—
Deferred income taxes, net	7,939	8,717
Accrued interest receivable	6,959	5,762
Goodwill	31,206	412
Merger related intangibles	3,429	—
Other assets	46,087	27,629
Total assets	$2,841,868	$2,101,384
Liabilities
Deposits
Demand	$654,133	$494,492
Interest bearing checking	429,755	431,702
Money market	214,721	135,585
Savings	876,392	628,212
Certificates of deposit	232,858	121,419
Total deposits	2,407,859	1,811,410
Short-term borrowings	113,935	90,000
Long-term borrowings	—	3,409
Operating lease liabilities	35,990	—
Other liabilities	40,739	29,539
Total liabilities	2,598,523	1,934,358
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 4,849,988 shares and 4,107,051 shares, respectively	4,850	4,107
Additional paid-in capital	98,256	38,271
Retained earnings	142,237	131,135
Accumulated other comprehensive loss	(1,998)	(6,487)
Total shareholders’ equity	243,345	167,026
Total liabilities and shareholders’ equity	$2,841,868	$2,101,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$23,280	$14,808	$60,919	$42,318
Interest on tax-exempt loans	172	91	385	279
Interest on taxable investment securities	1,978	1,936	6,074	5,570
Interest on tax-exempt investment securities	563	591	1,709	1,817
Dividends on FHLB of Boston stock	124	93	281	202
Interest on overnight investments	219	83	556	484
Total interest and dividend income	26,336	17,602	69,924	50,670
Interest expense
Interest on deposits	4,609	1,275	11,489	3,290
Interest on borrowed funds	676	156	1,347	202
Total interest expense	5,285	1,431	12,836	3,492
Net interest and dividend income	21,051	16,171	57,088	47,178
Provision for Loan Losses	2,170	457	2,673	787
Net interest and dividend income after provision for loan losses	18,881	15,714	54,415	46,391
Noninterest income
Wealth management revenue	7,033	6,779	19,576	19,044
Deposit account fees	814	782	2,395	2,306
ATM/Debit card income	391	294	1,046	875
Bank owned life insurance income	165	129	454	393
Gain (loss) on disposition of investment securities	2	—	(79)	2
Gain on loans held for sale	460	37	491	82
Loan related derivative income	1,130	636	1,571	1,220
Other income	371	272	1,014	1,029
Total noninterest income	10,366	8,929	26,468	24,951
Noninterest expense
Salaries and employee benefits	12,067	10,326	34,353	30,842
Occupancy and equipment	2,792	2,290	7,813	6,736
Data processing	1,652	1,329	4,532	3,848
Professional services	844	761	2,411	2,477
Marketing	263	595	1,175	1,369
FDIC insurance	91	151	369	437
Merger expenses	339	—	3,880	—
Other expenses	815	427	2,216	1,436
Total noninterest expense	18,863	15,879	56,749	47,145
Income before income taxes	10,384	8,764	24,134	24,197
Income tax expense	2,708	2,105	5,988	5,622
Net income	$7,676	6,659	$18,146	$18,575
Share data:
Weighted average number of shares outstanding, basic	4,815,020	4,064,620	4,525,178	4,059,608
Weighted average number of shares outstanding, diluted	4,842,965	4,101,378	4,552,092	4,095,447
Basic earnings per share	$1.58	$1.62	$3.98	$4.53
Diluted earnings per share	$1.57	$1.61	$3.95	$4.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$7,676	$6,659	$18,146	$18,575
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	141	(172)	2,689	(1,947)
Less: reclassification adjustment for losses/(gains) included in net income	(1)	—	61	(2)
Total unrealized gains/(losses) on securities	140	(172)	2,750	(1,949)
Derivatives
Change in interest rate contracts	472	—	1,661	—
Defined benefit retirement plans
Change in retirement liabilities	26	10	78	30
Other comprehensive income/(loss)	638	(162)	4,489	(1,919)
Comprehensive income	$8,314	$6,497	$22,635	$16,656

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at June 30, 2018	$4,104	$37,152	$123,276	$(8,840)	$155,692
Cumulative effect of accounting changes	—	—	—	—	—
Net income	—	—	6,659	—	6,659
Other comprehensive income (loss)	—	—	—	(162)	(162)
Share based compensation	2	637	—	—	639
Dividends declared ($0.50 per share)	—	—	(2,052)	—	(2,052)
Balance at September 30, 2018	$4,106	$37,789	$127,883	$(9,002)	$160,776

Balance at June 30, 2019	$4,850	$97,844	$137,036	$(2,636)	$237,094
Net income	—	—	7,676	—	7,676
Other comprehensive income (loss)	—	—	—	638	638
Share based compensation	—	412	—	—	412
Dividends declared ($0.51 per share)	—	—	(2,475)	—	(2,475)
Common stock issued for merger	—	—	—	—	—
Balance at September 30, 2019	$4,850	$98,256	$142,237	$(1,998)	$243,345

	Nine Months Ended September 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,202	(1,202)	—
Net income	—	—	18,575	—	18,575
Other comprehensive income (loss)	—	—	—	(1,919)	(1,919)
Share based compensation	24	2,126	—	—	2,150
Dividends declared ($1.46 per share)	—	—	(5,987)	—	(5,987)
Balance at September 30, 2018	$4,106	$37,789	$127,883	$(9,002)	$160,776

Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	18,146	—	18,146
Other comprehensive income (loss)	—	—	—	4,489	4,489
Share based compensation	20	1,291	—	—	1,311
Dividends declared ($1.53 per share)	—	—	(7,044)	—	(7,044)
Common stock issued for merger	723	58,694	—	—	59,417
Balance at September 30, 2019	$4,850	$98,256	$142,237	$(1,998)	$243,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,146	$18,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,673	787
Amortization of deferred charges and fees, net	378	676
Net (Accretion)/Amortization of merger-related intangibles	(854)	—
Depreciation and amortization	1,403	1,454
Bank owned life insurance income	(454)	(393)
Loss/(gain) on disposition of investment securities	79	(2)
Share based compensation	1,311	2,150
Change in accrued interest receivable	(69)	(408)
Deferred income tax (benefit)/expense	455	(156)
Change in other assets, net	(15,500)	(9,702)
Change in other liabilities, net	12,739	4,365
Change in loans held for sale	(2,082)	—
Net cash provided by operating activities	18,225	17,346
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(563,239)	(393,864)
Proceeds from principal payments of loans	381,597	293,091
Proceeds from principal loan pool sale	36,971	—
Purchase of securities available for sale	(10,449)	—
Proceeds from calls/maturities of securities available for sale	29,405	21,084
Proceeds from sales of securities available for sale and held to maturity	26,552	702
Proceeds from calls/maturities of securities held to maturity	48,549	25,750
Purchase of securities held to maturity	(35,958)	(64,960)
Proceeds from settlement of bank owned life insurance policies	—	676
Redemption (purchase) of FHLB of Boston stock	(849)	(2,424)
Purchase of banking premises and equipment	(1,494)	(980)
Net cash acquired in business combinations	2,063	—
Net cash (used in) provided by investing activities	(86,852)	(120,925)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	170,237	2,082
Change in certificates of deposit	(51,157)	(46,249)
Change in borrowings	7,067	66,573
Cash dividends paid on common stock	(7,044)	(5,987)
Net cash provided by (used in) financing activities	119,103	16,419
Net (decrease)/increase in cash and cash equivalents	50,476	(87,160)
Cash and cash equivalents at beginning of period	18,473	103,591
Cash and cash equivalents at end of period	$68,949	$16,431
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,792	$3,516
Income taxes	5,760	6,275
Significant non-cash transactions
Right-of-use assets for lessee operating leases	34,553	—
Right-of-use liabilities for lessee operating leases	35,990	—
Transfer of other real estate owned	185	—
Common Stock issued to Optima shareholders	59,417	—
Fair value of assets acquired, net of cash acquired	548,801	—
Fair value of liabilities assumed	491,447	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2019 and December 31, 2018, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

Management has reviewed events occurring through November 7, 2019, the date the unaudited consolidated financial statements were available to be issued, and determined that no other subsequent events occurred requiring adjustment to or disclosure in these financial statements.

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

Accounting Standards Update No. 2016-13 - Financial Instruments - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). On June 16, 2016, the FASB issued ASU 2016-13, which will significantly change how entities measure and recognize credit impairment for many financial assets. Under this standard, the new current expected credit loss model will require entities to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This new guidance also made targeted amendments to the current impairment model for available for sale debt securities. This guidance will be effective for the Company for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for fiscal years and interim periods beginning after December 15, 2018 is permitted. We are in the process of evaluating this guidance and its effect on our consolidated balance sheets, statements of income, and cash flows. We have developed an implementation plan which includes assessment of processes, portfolio segmentation, model development, system requirements, and the identification of data and resource needs to implement this standard. During the fourth quarter of 2019, the Company expects to perform a full parallel run of the current expected credit loss ("CECL") model alongside the current incurred loss model, using September 30, 2019 balances. In addition, the Company has also begun developing accounting policies, as well as considering the need for new internal controls relevant to the updated methodologies and models.

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

The Company accounted for the merger using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, the Company recorded merger expenses during the three months and nine months ended September 30, 2019 of approximately $339,000 and $3.9 million, respectively. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were recorded at their carrying value which approximates fair value.

6.	Cash and cash equivalents

At September 30, 2019 and December 31, 2018, cash and cash equivalents totaled $68.9 million and $18.5 million, respectively. Of this amount, $30.4 million and $12.7 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at September 30, 2019 and December 31, 2018, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

7.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$40,000	$3	$(111)	$39,892	$75,004	$—	$(965)	$74,039
Mortgage-backed securities	108,606	314	(744)	108,176	92,271	118	(3,121)	89,268
Corporate debt securities	—	—	—	—	5,015	—	(159)	4,856
Total available for sale securities	$148,606	$317	$(855)	$148,068	$172,290	$118	$(4,245)	$168,163

Held to maturity securities
U.S. GSE obligations	$17,573	$2	$(6)	$17,569	$32,571	$—	$(238)	$32,333
Mortgage-backed securities	171,502	3,435	(147)	174,790	168,118	134	(2,290)	165,962
Corporate debt securities	6,978	129	—	7,107	6,972	—	(107)	6,865
Municipal securities	73,422	3,353	—	76,775	75,208	1,297	(355)	76,150
Total held to maturity securities	$269,475	$6,919	$(153)	$276,241	$282,869	$1,431	$(2,990)	$281,310
Total	$418,081	$7,236	$(1,008)	$424,309	$455,159	$1,549	$(7,235)	$449,473

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

The following tables show the Company’s securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$34,889	$(111)	$34,889	$(111)
Mortgage-backed securities	24,687	(111)	54,732	(633)	79,419	(744)
Corporate debt securities	—	—	—	—	—	—
Total available for sale securities	$24,687	$(111)	$89,621	$(744)	$114,308	$(855)

Held to maturity securities
U.S. GSE obligations	$—	$—	$4,992	$(6)	$4,992	$(6)
Mortgage-backed securities	24,226	(51)	13,653	(96)	37,879	(147)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total held to maturity securities	$24,226	$(51)	$18,645	$(102)	$42,871	$(153)
Total temporarily impaired securities	$48,913	$(162)	$108,266	$(846)	$157,179	$(1,008)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$74,039	$(965)	$74,039	$(965)
Mortgage-backed securities	—	—	86,815	(3,121)	86,815	(3,121)
Corporate debt securities	902	(98)	3,954	(61)	4,856	(159)
Total available for sale securities	$902	$(98)	$164,808	$(4,147)	$165,710	$(4,245)

Held to maturity securities
U.S. GSE obligations	$4,995	$(5)	$27,338	$(233)	$32,333	$(238)
Mortgage-backed securities	30,719	(216)	93,225	(2,074)	123,944	(2,290)
Corporate debt securities	6,865	(107)	—	—	6,865	(107)
Municipal securities	8,484	(82)	8,313	(273)	16,797	(355)
Total held to maturity securities	$51,063	$(410)	$128,876	$(2,580)	$179,939	$(2,990)
Total temporarily impaired securities	$51,965	$(508)	$293,684	$(6,727)	$345,649	$(7,235)

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

As of September 30, 2019, 65 debt securities had gross unrealized losses, with an aggregate depreciation of 0.64% from the Company’s amortized cost basis. The largest unrealized loss percentage and largest unrealized loss dollar amount of any single security was 2.21%, or $69,000, of its amortized cost.

As of December 31, 2018, 142 debt securities had gross unrealized losses, with an aggregate depreciation of 2.05% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 9.79%, or $98,000, of its amortized cost. The largest unrealized dollar loss of any single security was $189,000, or 5.34%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At September 30, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	$4,986	$35,000	$34,906	$—	$—	$—	$—	$40,000	$39,892
Mortgage-backed securities	—	—	45	46	38,178	37,989	70,383	70,141	108,606	108,176
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$5,000	$4,986	$35,045	$34,952	$38,178	$37,989	$70,383	$70,141	$148,606	$148,068

Held to maturity securities
U.S. GSE obligations	$4,998	$4,992	$12,575	$12,577	$—	$—	$—	$—	$17,573	$17,569
Mortgage-backed securities	3	3	—	—	50,021	51,398	121,478	123,389	171,502	174,790
Corporate debt securities	—	—	6,978	7,107	—	—	—	—	6,978	7,107
Municipal securities	2,945	2,968	11,151	11,361	45,366	47,774	13,960	14,672	73,422	76,775
Total held to maturity securities	$7,946	$7,963	$30,704	$31,045	$95,387	$99,172	$135,438	$138,061	$269,475	$276,241
Total	$12,946	$12,949	$65,749	$65,997	$133,565	$137,161	$205,821	$208,202	$418,081	$424,309

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Amortized cost of securities sold	$400	$—	$26,631	$700
Gain/(loss) realized on securities sold	2	—	(79)	2
Net proceeds from securities sold	$402	$—	$26,552	$702

8.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

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

Loans outstanding are detailed by category as follows:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$437,787	$293,267
Mortgages - adjustable rate	441,375	309,656
Construction	28,712	—
Deferred costs net of unearned fees	1,948	1,408
Total residential mortgages	909,822	604,331

Commercial mortgage
Mortgages - nonowner occupied	821,567	654,394
Mortgages - owner occupied	113,316	59,335
Construction	81,751	44,146
Deferred costs net of unearned fees	138	82
Total commercial mortgages	1,016,772	757,957

Home equity
Home equity - lines of credit	76,108	63,421
Home equity - term loans	6,367	5,665
Deferred costs net of unearned fees	238	250
Total home equity	82,713	69,336

Commercial & industrial
Commercial & industrial	138,171	93,728
Deferred costs (fees) net of unearned fees	(99)	(16)
Total commercial & industrial	138,072	93,712

Consumer
Secured	31,312	33,252
Unsecured	1,167	1,171
Deferred costs net of unearned fees	24	13
Total consumer	32,503	34,436
Total loans	$2,179,882	$1,559,772

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

At September 30, 2019 and December 31, 2018, total loans outstanding to such directors and officers were $37,000 and $488,000, respectively. During the nine months ended September 30, 2019, $85,000 of additions and $536,000 of repayments and other adjustments were made to these loans. There were $139,000 of additions and $167,000 of repayments during the year ended December 31, 2018. At September 30, 2019 and December 31, 2018, all loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$563	$2,591	$14	$51	$—	$3,219
Loans past due >90 days, but still accruing	—	—	30	—	—	30
Troubled debt restructurings	102	—	—	132	—	234
Total	$665	$2,591	$44	$183	$—	$3,483

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$512	$—	$13	$—	$—	$525
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	111	—	—	6	—	117
Total	$623	$—	$13	$6	$—	$642

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2019 and December 31, 2018.

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

There was one new TDR during the three and nine months ended September 30, 2019. At September 30, 2019, three loans were determined to be TDRs with a total carrying value of $234,000. There were no TDR defaults during the three and nine months ended September 30, 2019.

There were no new TDRs during the year ended December 31, 2018. At December 31, 2018, three loans were determined to be TDRs with a total carrying value of $117,000. There were no TDR defaults during the year ended December 31, 2018.

The allowance for loan losses includes a specific reserve for these TDRs of approximately $84,000 as of September 30, 2019. There were no specific allowances for TDRs at  December 31, 2018.

As of September 30, 2019 and December 31, 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	September 30, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$909,157	$82,669	$32,503
Non-performing	665	44	—
Total	$909,822	$82,713	$32,503

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$1,007,380	$129,324
7 (Special Mention)		6,436	3,545
8 (Substandard)		2,956	5,203
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$1,016,772	$138,072

	December 31, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$603,708	$69,323	$34,436
Non-performing	623	13	—
Total	$604,331	$69,336	$34,436

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$753,338	$85,821
7 (Special Mention)		4,619	4,186
8 (Substandard)		—	3,705
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$757,957	$93,712

With respect to residential real estate mortgages, home equity, and consumer loans, the Bank utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans are on non-accrual, are past due more than 90 days but are still accruing, or are restructured. These loans may contain greater than average risk.

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$3,153	$1,850	$407	$5,410	$904,412	$909,822
Commercial Mortgages	446	62	—	508	1,016,264	1,016,772
Home Equity	507	—	43	550	82,163	82,713
Commercial & Industrial	87	83	—	170	137,902	138,072
Consumer loans	16	86	—	102	32,401	32,503
Total	$4,209	$2,081	$450	$6,740	$2,173,142	$2,179,882

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,034	$121	$351	$1,506	$602,825	$604,331
Commercial Mortgages	—	—	—	—	757,957	757,957
Home Equity	—	—	—	—	69,336	69,336
Commercial & Industrial	—	—	—	—	93,712	93,712
Consumer loans	108	—	—	108	34,328	34,436
Total	$1,142	$121	$351	$1,614	$1,558,158	$1,559,772

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2019 and December 31, 2018.

Foreclosure Proceedings

Other Real Estate Owned (“OREO”)

During the nine months ended September 30, 2019, the Company recorded other real estate owned assets of $185,000. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense.

In Process of Foreclosure

As of September 30, 2019, there were no loans in process of foreclosure.  As of December 31, 2018, one loan secured by one- to four-family residential property with a carrying value of $351,000 was in process of foreclosure.

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

The following tables present information pertaining to impaired loans:

	For the Three Months Ended September 30, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	2,500	1,813	3,715	—	—
Residential mortgage	609	611	776	—	1
Home equity	94	94	132	—	—
Total	3,203	2,518	4,623	—	1
With required reserve recorded:
Commercial and industrial	132	104	170	84	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	132	104	170	84	—
Total:
Commercial and industrial	132	104	170	84	—
Commercial mortgage	2,500	1,813	3,715	—	—
Residential mortgage	609	611	776	—	1
Home equity	94	94	132	—	—
Total	$3,335	$2,622	$4,793	$84	$1

	For the Nine Months Ended September 30, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	2,500	612	3,715	—	—
Residential mortgage	609	620	776	—	3
Home equity	94	97	132	—	1
Total	3,203	1,329	4,623	—	4
With required reserve recorded:
Commercial and industrial	132	35	170	84	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	132	35	170	84	—
Total:
Commercial and industrial	132	35	170	84	—
Commercial mortgage	2,500	612	3,715	—	—
Residential mortgage	609	620	776	—	3
Home equity	94	97	132	—	1
Total	$3,335	$1,364	$4,793	$84	$4

	For the Three Months Ended September 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$12	$14	$12	$—	$—
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	569	712	—	—
Home equity	77	79	112	—	—
Total	654	662	836	—	—
With required reserve recorded:
Commercial and industrial	148	148	148	77	1
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	148	148	148	77	1
Total:
Commercial and industrial	160	162	160	77	1
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	569	712	—	—
Home equity	77	79	112	—	—
Total	$802	$810	$984	$77	$—

	For the Nine Months Ended September 30, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$12	$20	$12	$—	$1
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	574	712	—	—
Home equity	77	80	112	—	—
Total	654	674	836	—	1
With required reserve recorded:
Commercial and industrial	148	148	148	77	6
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	148	148	148	77	6
Total:
Commercial and industrial	160	168	160	77	7
Commercial mortgage	—	—	—	—	—
Residential mortgage	565	574	712	—	—
Home equity	77	80	112	—	—
Total	$802	$822	$984	$77	$7

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

The following tables contain changes in the allowance for loan losses disaggregated by loan category September 30, 2019:

	For the Three Months Ended September 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2019	$5,463	$9,429	$531	$1,445	$231	$—	$17,099
Charge-offs	—	(1,215)	—	(26)	(9)	—	(1,250)
Recoveries	—	—	—	15	1	—	16
Provision for (Release of)	(340)	2,469	(43)	(3)	3	84	2,170
Balance at September 30, 2019	$5,123	$10,683	$488	$1,431	$226	$84	$18,035

	For the Nine Months Ended September 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	(1,270)	—	(156)	(29)	—	(1,455)
Recoveries	—	—	—	40	9	—	49
Provision for (Release of)	177	2,327	(29)	132	(18)	84	2,673
Balance at September 30, 2019	$5,123	$10,683	$488	$1,431	$226	$84	$18,035

	For the Three Months Ended September 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2018	$4,879	$8,674	$601	$1,195	$296	$—	$15,645
Charge-offs	—	—	—	—	(10)	—	(10)
Recoveries	—	—	—	13	1	—	14
Provision for (Release of)	267	149	(56)	9	11	77	457
Balance at September 30, 2018	$5,146	$8,823	$545	$1,217	$298	$77	$16,106

	For the Nine Months Ended September 30, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(11)	(31)	—	(42)
Recoveries	—	—	—	35	6	—	41
Provision for (Release of)	99	534	(85)	247	8	(16)	787
Balance at September 30, 2018	$5,146	$8,823	$545	$1,217	$298	$77	$16,106

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	September 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$84	$—	$84
Collectively evaluated for impairment	5,123	10,683	488	1,431	226	17,951
Total	$5,123	$10,683	$488	$1,515	$226	$18,035

Loans receivable
Individually evaluated for impairment	$607	$2,500	$94	$132	$—	$3,333
Collectively evaluated for impairment	909,215	1,014,272	82,619	137,940	32,503	2,176,549
Total	$909,822	$1,016,772	$82,713	$138,072	$32,503	$2,179,882

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,946	9,626	517	1,415	264	16,768
Total	$4,946	$9,626	$517	$1,415	$264	$16,768

Loans receivable
Individually evaluated for impairment	$647	$—	$88	$5	$—	$740
Collectively evaluated for impairment	603,684	757,957	69,248	93,707	34,436	1,559,032
Total	$604,331	$757,957	$69,336	$93,712	$34,436	$1,559,772

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  As of September 30, 2019 and December 31, 2018, the carrying value of goodwill totaled $31.2 million and $412,000, respectively. The Company recorded additional goodwill of $30.8 million related to the merger with Optima during the second quarter of 2019.  Goodwill is tested for impairment, based on its fair value, at least annually. As of September 30, 2019 and December 31, 2018, no goodwill impairment has been recognized.

Core deposit intangibles.   The Company recorded an asset for the core deposit intangible (“CDI”) of $3.6 million related to the Optima merger. Amortization of CDI assets totaled $90,000 and $180,000 for the three and nine months ended September 30, 2019, respectively.  As of September 30, 2019, the carrying value of CDI assets totaled $3.4 million. The weighted-average remaining amortization period for CDI was approximately ten years at September 30, 2019.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. As of September 30, 2019, loans held for sale totaled $2.1 million. The Company did not have any loans held for sale at and December 31, 2018.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the nine months ended September 30, 2019 and the year ended December 31, 2018 were $42.0 million  and $1.6 million, respectively.  Total gain on loans held for sale were $460,000 and $37,000, for the three months ended September 30, 2019 and September 30, 2018, respectively. Total gain on loans held for sale were $491,000 and $82,000, for the nine months ended September 30, 2019 and September 30, 2018, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2017	$823	$(30)	$793
Mortgage servicing rights capitalized	17	—	17
Amortization charged against servicing income	(109)	—	(109)
Change in impairment reserve	(30)	30	—
Balance at September 30, 2018	$701	$—	$701

Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights acquired as a result of the merger	334	—	334
Mortgage servicing rights capitalized	308	—	308
Amortization charged against servicing income	(159)	—	(159)
Change in impairment reserve	(10)	(29)	(39)
Balance at September 30, 2019	$1,139	$(29)	$1,110

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.3 million and $1.0 million as of September 30, 2019 and September 30, 2018, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for the mortgage servicing rights portfolio was 5.5 years and 7.5 years at September 30, 2019 and December 31, 2018, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
Remainder of 2019	$54
2020	195
2021	162
2022	135
2023	111
Thereafter	482
Total	$1,139

10.	Income Taxes

The effective tax rate was 26.1% and 24.8% for the three and nine months ended September 30, 2019, respectively, as compared to 24.0% and 23.2% for the three and nine months ended September 30, 2018, respectively.

Net deferred tax assets totaled $7.9 million at September 30, 2019 and $8.7 million at December 31, 2018. The Company recorded no valuation allowance for deferred tax assets at September 30, 2019 or December 31, 2018.

The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Current
Federal	$2,186	$1,812	$3,862	$4,047
State	952	799	1,671	1,731
Total current expense	3,138	2,611	5,533	5,778

Deferred
Federal	(352)	(344)	249	(106)
State	(78)	(162)	206	(50)
Total deferred	(430)	(506)	455	(156)
Total income tax expense	$2,708	$2,105	$5,988	$5,622

11.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$71	$88	$5	$6
Interest cost	420	389	87	78	6	6
Expected return on assets	(680)	(723)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	39	27	—	1	(1)	—
Net periodic benefit cost (credit)	$(222)	$(308)	$158	$167	$10	$12

	Nine Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	214	$265	15	$17
Interest cost	1,260	1,167	262	232	18	17
Expected return on assets	(2,040)	(2,168)	—	—	—	—
Amortization of prior service (credit)	(3)	(3)	—	—	—	—
Amortization of net actuarial loss	116	80	—	3	(3)	—
Net periodic benefit cost (credit)	$(667)	$(924)	$476	$500	$30	$34

The Company made no contributions to the qualified defined benefit pension plan during the three and nine months ended September 30, 2019. We do not expect to make any contributions to the qualified defined benefit plan during the remainder of 2019.

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

Total expenses related to the PSP and ESOP for the three months ended September 30, 2019 and September 30, 2018 amounted to approximately $721,000 and $595,000, respectively. Total expenses related to the PSP and ESOP for the nine months ended September 30, 2019 and September 30, 2018 amounted to approximately $1.9 million and $2.0 million, respectively.

Defined Contribution SERP Plan

For executives participating in the Defined Contribution SERP Plan (“DC SERP”), the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account. Total expenses related to the DC SERP for the three months ended September 30, 2019 and September 30, 2018 amounted to approximately $40,000 and $42,000, respectively. Total expenses related to the DC SERP for the nine months ended September 30, 2019 and September 30, 2018 amounted to approximately $126,000 and $167,000, respectively.

12.	STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended September 30, 2019, the Company issued the following RSAs from the 2017 Equity and Cash Incentive Plan.  The fair value of RSAs is based upon the Company’s common stock closing share price on the date of the grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. There were no RSUs issued during the three months ended September 30, 2019.

	Weighted-
	Average
Shares Granted	Fair Value at Grant Date	Type of Award
375	$76.00	RSAs

Performance-Based Restricted Stock Units (“PRSUs”)

There were no PRSUs issued during the three months ended September 30, 2019.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Stock based compensation expense	$401	$705	$1,718	$2,052
Related tax benefits	$112	$198	$479	$577

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$359,798	$368,410
Origination of new loans	64,676	24,505
Standby letters of credit	8,639	8,752

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	6,383	—

14.	LEASES

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

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	September 30, 2019
	Operating Leases	Balance Sheet Location
	(dollars in thousands)
Right-of-use asset	$34,553	Right-of-use asset operating leases
Lease liability	$35,990	Operating lease liabilities

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

The components of operating lease cost and other related information are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(dollars in thousands)
Operating lease cost	$1,389	$3,888
Short-term lease cost	—	—
Variable lease cost (Cost excluded from lease payments)	—	1
Sublease income	(16)	(47)
Total Operating Lease Cost	$1,373	$3,842
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$1,327	$3,634
Operating Lease - Operating Cash Flows (Liability reduction)	1,026	2,768
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4,656
Weighted average lease term - operating leases	8.36 Years	8.36 Years
Weighted average discount rate - operating leases	3.38%	3.38%

The total minimum rentals due in future periods under these agreements in effect at September 30, 2019 and December 31, 2018 were as follows:

Future Minimum
September 30, 2019	Lease Payments
(dollars in thousands)
Remainder of 2019	$5,458
2020	5,507
2021	5,405
2022	5,072
2023	4,644
Thereafter	15,438
Total minimum lease payments	41,524
Less: interest	(5,534)
Total lease liability	$35,990

Year Ended	Future Minimum
December 31,	Lease Payments
(dollars in thousands)
2019	$4,448
2020	4,661
2021	4,662
2022	4,553
2023	4,455
Thereafter	17,128
Total minimum lease payments	$39,907

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.5 million and $1.1 million for the quarter ended September 30, 2019 and September 30, 2018, respectively. Total rental expense was $4.2 million and $3.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

15.	Shareholders’ Equity

As of September 30, 2019 and December 31, 2018, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer (1)		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$228,793	11.6%	$207,847	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	210,708	10.6%	168,257	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	210,708	10.6%	138,565	7.0%	N/A	N/A
Tier I capital (to average assets)	210,708	7.7%	109,666	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$224,600	11.3%	$207,846	10.5%	$197,948	10.0%
Tier I capital (to risk-weighted assets)	206,515	10.4%	168,256	8.5%	158,358	8.0%
Common equity tier I capital (to risk-weighted assets)	206,515	10.4%	138,564	7.0%	128,666	6.5%
Tier I capital (to average assets)	206,515	7.5%	109,666	4.0%	137,083	5.0%

(1)

The 2013 Capital Rules adopted by the Federal Reserve, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation implementing Basel III were fully phased-in effective January 1, 2019.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$189,888	13.2%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	173,070	12.1%	86,000	6.0%	112,875	7.875%	121,833	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	173,070	12.1%	64,500	4.5%	91,375	6.375%	100,333	7.0%	N/A	N/A
Tier I capital (to average assets)	173,070	8.5%	81,507	4.0%	81,507	4.000%	81,507	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$185,507	12.9%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	$143,333	10.0%
Tier I capital (to risk-weighted assets)	168,689	11.8%	86,000	6.0%	112,875	7.875%	121,833	8.5%	114,666	8.0%
Common equity tier I capital (to risk-weighted assets)	168,689	11.8%	64,500	4.5%	91,375	6.375%	100,333	7.0%	93,166	6.5%
Tier I capital (to average assets)	168,689	8.3%	81,507	4.0%	81,507	4.000%	81,507	4.0%	101,884	5.0%

16.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) during the period, by component, net of tax:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$176	$(35)	$141	$(228)	$56	$(172)
Reclassification adjustment for (gains)/losses recognized in net income	(2)	1	(1)	—	—	—
Derivatives
Change in interest rate contracts	654	(182)	472	—	—	—
Defined benefit retirement plans
Change in retirement liability	36	(10)	26	14	(4)	10
Total Other Comprehensive (Loss)/Income	$864	$(226)	$638	$(214)	$52	$(162)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during period	$3,510	$(821)	$2,689	$(2,456)	$509	$(1,947)
Reclassification adjustment for (gains)/losses recognized in net income	79	(18)	61	(2)	—	(2)
Derivatives
Change in interest rate contracts	2,308	(647)	1,661	—	—	—
Defined benefit retirement plans
Change in retirement liability	108	(30)	78	43	(13)	30
Total Other Comprehensive (Loss)/Income	$6,005	$(1,516)	$4,489	$(2,415)	$496	$(1,919)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) that have an impact on net income are presented below:

Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$2	$—	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	(1)	—	Provision for income taxes
Net of tax	$1	$—	Net income

Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2019	2018	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$(79)	$2	Gain/(loss) on disposition of investment securities
Tax benefit or (expense)	18	—	Provision for income taxes
Net of tax	$(61)	$2	Net income

17.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$7,676	$6,659	$18,146	$18,575
Less dividends and undistributed earnings allocated to participating securities	(57)	(66)	(156)	(189)
Net income applicable to common shareholders	$7,619	$6,593	$17,990	$18,386

Denominator:
Weighted average common shares outstanding	4,815	4,065	4,525	4,060
Earnings per common share - basic	$1.58	$1.62	$3.98	$4.53

Earnings per common share - diluted:
Numerator:
Net income	$7,676	$6,659	$18,146	$18,575
Less dividends and undistributed earnings allocated to participating securities	(57)	(66)	(156)	(189)
Net income applicable to common shareholders	$7,619	$6,593	$17,990	$18,386

Denominator:
Weighted average common shares outstanding	4,815	4,065	4,525	4,060
Dilutive effect of common stock equivalents	28	36	27	35
Weighted average diluted common shares outstanding	4,843	4,101	4,552	4,095
Earnings per common share - diluted	$1.57	$1.61	$3.95	$4.49

18.	Derivative AND HEDGING ACTIVITIES

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	September 30, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$4,134	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$4,134			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$228,685	Other Assets	$17,773	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	228,685	Other Liabilities	17,773
Risk participation agreements out to counterparties	19,000	Other Assets	28	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	88,599	Other Liabilities	360
Total derivatives not designated as hedging instruments			$17,801			$18,133

	December 31, 2018
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$1,970	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,970			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$150,489	Other Assets	$5,782	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	150,489	Other Liabilities	5,782
Risk participation agreements out to counterparties	19,000	Other Assets	28	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	63,825	Other Liabilities	179
Total derivatives not designated as hedging instruments			$5,810			$5,961

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (“AOCI”) at September 30, 2019:

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	Three Months Ended September 30,				Three Months Ended September 30,
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$605	$1,232	$(627)	Interest Income	$(49)	$—	$(49)
Total	$605	$1,232	$(627)		$(49)	$—	$(49)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	Nine Months Ended September 30,				Nine Months Ended September 30,
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$2,163	$3,312	$(1,149)	Interest Income	$(145)	$—	$(145)
Total	$2,163	$3,312	$(1,149)		$(145)	$—	$(145)

Over the next 12 months, the Company estimates that an additional $255,000 will be reclassified out of AOCI into earnings, as a reduction to interest income.

The following table presents the effect of the Company’s derivative financial instruments on the Income Statement at September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Interest Income	Interest Income
	(dollars in thousands)
Total amount of income presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$(49)	$(145)
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts
Amount of gain or (loss) reclassed from AOCI into income	$(49)	$(145)
Amount of gain or (loss) reclassed from AOCI into income - Included Component	—	—
Amount of gain or (loss) reclassed from AOCI into income - Excluded Component	$(49)	$(145)

The following tables present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,	Three Months Ended September 30,
		2019	2018
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$195	$358
Total		$195	$358

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,	Nine Months Ended September 30,
		2019	2018
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$208	$398
Total		$208	$398

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

As of September 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $13.6 million. As of September 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $13.3 million. If the Company had breached any of these provisions at September 30, 2019, then it could have been required to settle its obligations under the agreements at their termination value of $13.6 million.

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheet as September 30, 2019 and December 31, 2018:

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$21,935	$—	$21,935	$4,178	$—	$17,757

Offsetting of Derivative Liabilities
Derivative Liabilities	$18,133	$—	$18,133	$4,178	$13,650	$305

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$7,780	$—	$7,780	$3,099	$(743)	$3,938

Offsetting of Derivative Liabilities
Derivative Liabilities	$5,961	$—	$5,961	$3,099	$260	$2,602

19.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$68,949	$68,949	$18,473	$18,473
Securities available for sale	148,068	148,068	168,163	168,163
Securities held to maturity	269,475	276,241	282,869	281,310
Loans, net	2,161,847	2,120,227	1,543,004	1,484,905
Loans held for sale	2,082	2,123	—	—
FHLB Boston stock	9,159	9,159	6,844	6,844
Accrued interest receivable	6,959	6,959	5,762	5,762
Mortgage servicing rights	1,110	1,316	666	941
Interest rate contracts	4,134	4,134	1,970	1,970
Loan level interest rate swaps	17,773	17,773	5,782	5,782
Risk participation agreements out to counterparties	28	28	28	28

Financial liabilities
Deposits	2,407,859	2,407,015	1,811,410	1,809,051
Short-term borrowings	113,935	113,981	90,000	90,000
Long-term borrowings	—	—	3,409	3,363
Loan level interest rate swaps	17,773	17,773	5,782	5,782
Risk participation agreements in with counterparties	360	360	179	179

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

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures as of September 30, 2019.

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$39,892	$—	$39,892
Mortgage-backed securities	—	108,176	—	108,176
Corporate debt securities	—	—	—	—
Other assets
Interest rate swaps with customers	—	17,773	—	17,773
Risk participation agreements out to counterparties	—	28	—	28
Interest rate contracts	—	4,134	—	4,134
Other liabilities
Mirror swaps with counterparties	—	17,773	—	17,773
Risk participation agreements in with counterparties	—	360	—	360

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$74,039	$—	$74,039
Mortgage-backed securities	—	89,268	—	89,268
Corporate debt securities	—	4,856	—	4,856
Other assets
Interest rate swaps with customers	—	5,782	—	5,782
Risk participation agreements out to counterparties	—	28	—	28
Interest rate contracts	—	1,970	—	1,970
Other liabilities
Mirror swaps with counterparties	—	5,782	—	5,782
Risk participation agreements in with counterparties	—	179	—	179

The following table presents the carrying value of assets held at September 30, 2019, which were measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2019:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Collateral dependent impaired loans	$—	$—	$2,550	$2,550
Loans held for sale	2,082	—	—	2,082
Other real estate owned	—	—	185	185
Total	$2,082	$—	$2,735	$4,817

The following is a description of the principal valuation methodologies used by the Company to estimate the fair values of its financial instruments:

Collateral dependent impaired loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

Loans held for sale. Loans held for sale are carried at the lower of fair value or carrying value (unpaid principal and unamortized loans fees).

Other Real Estate Owned. These properties are carried at fair value less estimated costs to sell. There were no assets measured at fair value on a non-recurring basis during the year ended December 31, 2018.

There were no transfers between levels for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of September 30, 2019, the Company had total assets of approximately $2.8 billion. The Bank operates 16 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of September 30, 2019, the Company had Assets under Management and Administration of approximately $3.3 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

The Company offers a wide range of services to commercial enterprises, non-profit organizations, and individuals. The Company emphasizes service to consumers and small- and medium-sized businesses in its market area. The Company makes commercial loans, commercial real estate loans, construction loans, consumer loans, and real estate loans (including one-to-four family and home equity lines of credit), and accepts savings, time, and demand deposits. In addition, the Company offers a wide range of commercial and personal banking services, which include cash management, online banking, mobile banking, and global payments.

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

Results of Operations

Results of Operations for the three months ended September 30, 2019 and September 30, 2018

General. Net income increased $1.0 million, or 15.3%, to $7.7 million for the quarter ended September 30, 2019, as compared to net income of $6.7 million for the quarter ended September 30, 2018, primarily due to higher net interest income before provision for loan losses and higher noninterest income.  Diluted earnings per share were $1.57 for the third quarter of 2019, representing a 2.5% decrease over diluted earnings per share of $1.61 for the same quarter last year.  Net income for the third quarter of 2019 included after-tax merger expenses of $265,000, which the Company considers to be non-operating.

Excluding merger expenses related to the Optima merger and other non-operating adjustments, operating net income was $7.9 million for the quarter ended September 30, 2019, an increase of $1.3 million, or 19.2%, as compared to operating net income of $6.7 million for the quarter ended September 30, 2018. Operating diluted earnings per share were $1.63 for the third quarter of 2019, representing a 1.2% increase over operating diluted earnings per share of $1.61 for the same quarter last year.

The third quarter of 2019 also included a $1.2 million pre-tax loan charge-off that reduced diluted operating earnings by approximately $0.18 per share. The charge-off was taken in connection with an acquired commercial real estate loan upon receipt of information indicating misstatements of fact and potential borrower fraud. We believe this to be an isolated incident and do not have any additional exposure to the borrower.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses increased by $4.9 million, or 30.2%, to $21.1 million for the quarter ended September 30, 2019, as compared to $16.2 million for the same quarter in 2018, primarily due to loan growth (both organic and as a result of the Optima merger) and higher levels of interest-earning assets.

•	Interest on loans increased $8.6 million, or 57.4%, due to organic and merger related loan growth combined with higher loan rates.
•	Interest on deposits increased $3.3 million, or 261.5%, due to an increase in cost of deposits combined with organic and merger related deposit growth.

Average interest earning assets increased by $684.1 million, or 35.5%, to $2.6 billion as of September 30, 2019, from $1.9 billion as of September 30, 2018. Average interest-bearing liabilities increased by $601.8 million,  or 47.6%, to $1.9 billion as of September 30, 2019 from $1.3 billion as of September 30, 2018. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 14 basis points to 3.21% for the quarter ended September 30, 2019, as compared to 3.35% for the quarter ended September 30, 2018.

Interest and Dividend Income. Total interest and dividend income increased $8.7 million, or 49.6%, to $26.3 million for the quarter ended September 30, 2019, as compared to $17.6 million for the quarter ended September 30, 2018, primarily due to an $8.6 million increase in interest income from loans.

Interest Expense. Interest expense increased $3.9 million, or 269.3%, to $5.3 million for the quarter ended September 30, 2019, as compared to $1.4 million for the quarter ended September 30, 2018, primarily driven by an increase in cost of deposits combined with merger related and organic deposit growth.

Average interest-bearing liabilities increased by $601.8 million, which contributed to a 51 basis points increase in the average cost of funds of 0.80% from 0.29%. The increase in average interest-bearing liabilities was primarily driven by higher average savings balances of $255.8 million, higher average certificates of deposit of $120.0 million, and higher average money market balances of $102.8 million.

Provision for Loan Losses. The Company recorded a provision for loan losses of $2.2 million for the quarter ended September 30, 2019, as compared to a provision for loan losses of $457,000 in the same quarter of 2018, primarily due to strong loan growth and the aforementioned $1.2 million loan charge-off. The Company recorded net charge-offs of $1.2 million for the quarter ended September 30, 2019, as compared to a net recovery of $4,000 during the same quarter in 2018.

The allowance for loan losses was $18.0 million, or 0.83%, of total loans at September 30, 2019, as compared to $16.1 million, or 1.11%, of total loans at September 30, 2018. The decrease in the allowance to loans ratio during 2019 is primarily due to the impact of loans acquired in connection with the Optima merger. These acquired loans are recorded at fair value, including an adjustment for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for loan losses.

Noninterest Income. Total noninterest income increased $1.4 million, or 16.1%, to $10.4 million for the quarter ended September 30, 2019, as compared to $8.9 million for the quarter ended September 30, 2018, primarily due to higher wealth management revenue, higher loan related derivative income, and higher gains on loan sales. Noninterest income was 33.0% of total revenue for the quarter ended September 30, 2019.

•

Wealth Management revenue increased by $254,000, or 3.7%, for the third quarter of 2019 as compared to the third quarter of 2018. Wealth Management Assets under Management increased by $71.1 million, or 2.3%, to $3.1 billion as of September 30, 2019, as compared to $3.0 billion as of September 30, 2018.

•

Loan related derivative income increased by $494,000, or 77.7%, for the third quarter of 2019, as compared to the third quarter of 2018, due to increased loan volume and the associated derivative transactions executed throughout the quarter.

•	Gain on loans held for sale increased by $423,000, as compared to the third quarter of 2018, primarily due to the sale of a pool of $37.0 million in residential mortgages during the quarter.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,456	$6,249
Asset-based revenues	6,456	6,249
Financial planning fees and other service fees	577	530
Total wealth management revenues	$7,033	$6,779

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,079,770	$3,003,494
Gross client asset inflows	95,770	96,163
Gross client asset outflows	(81,619)	(181,964)
Net market impact	25,120	130,290
Balance at the end of the period	$3,119,041	$3,047,983
Weighted average management fee	0.83%	0.82%

There were no significant changes to the average fee rates and fee structure for the three months ended September 30, 2019 and 2018.

Noninterest Expense. Total noninterest expense increased by $3.0 million, or 18.8%, to $18.9 million for the quarter ended September 30, 2019, as compared to $15.9 million for the quarter ended September 30, 2018, primarily driven by an increase in salaries and employee benefit expense, occupancy and equipment expense, data processing fees, and merger expenses of $339,000. The increase in noninterest expense was partially offset by lower marketing expenses.

•

Salaries and employee benefits expense increases of $1.7 million were due to increased staffing associated with the merger with Optima, increased staffing to support business growth initiatives, and higher employee benefit costs.

•	Occupancy and equipment expense increases of $502,000 were primarily due to the additional office locations associated with the merger with Optima and additional office space in Boston, MA.
•	Data processing expense increases of $323,000 were due to the increased volume of client transactions related to the merger with Optima and investments made in technology.

Income Tax Expense. The Company recorded a provision for income taxes of $2.7 million for the quarter ended September 30, 2019, as compared to $2.1 million for the same quarter in 2018. The effective tax rate was 26.1% for the quarter ended September 30, 2019, as compared to 24.0% for the same quarter in 2018. Additionally, the Company recognized $1,000 of tax benefit resulting from the accounting for share-based payments during the quarter ended September 30, 2019.

Results of Operations for the nine months ended September 30, 2019 and September 30, 2018

General. Net income decreased $429,000, or 2.3%, to $18.1 million for the nine months ended September 30, 2019, as compared to net income of $18.6 million for the same period in 2018, primarily due to merger expenses of $3.9 million  associated with the Optima merger and a higher provision for loan losses, partially offset by higher net interest income and noninterest income during the nine months ended September 30, 2019. Diluted earnings per share were $3.95 for the first nine months of 2019, representing a 12.0% decrease over diluted earnings per share of $4.49 for the same nine months of 2018.

Excluding merger expenses and other non-operating adjustments, operating net income was $21.2 million for the nine months ended September 30, 2019, an increase of $2.7 million, or 14.3%, as compared to operating net income of $18.6 million  for the nine months ended September 30, 2018. Operating diluted earnings per share were $4.62 for the first nine months of 2019, representing a 2.9% increase over operating diluted earnings per share of $4.49 for the first nine months of 2018.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses increased by $9.9 million, or 21.0%, to $57.1 million, as compared to $47.2 million for the nine months ended September 30, 2018, primarily due to loan growth (both as a result of the Optima merger and organic growth) and higher levels of interest-earning assets.

•	Interest on loans increased by $18.7 million, or 43.9%, due to organic and merger related loan growth combined with higher loan rates.
•	Interest on deposits increased by $8.2 million, or 249.2%, due to an increase in cost of deposits combined with organic and merger related deposit growth.

Average interest earning assets increased by $465.8 million, or 24.4%, to $2.4 billion as of September 30, 2019, from $1.9 billion as of September 30, 2018. Average interest-bearing liabilities increased by $427.0 million, or 33.8%, to $1.7 billion as of September 30, 2019 from $1.3 billion as of September 30, 2018. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 10 basis points to 3.23% for the nine months ended September 30, 2019, as compared to 3.33% for the same period in 2018.

Interest and Dividend Income. Total interest and dividend income increased $19.3 million, or 38.0%, to $69.9 million for the nine months ended September 30, 2019, as compared to $50.7 million for the nine months ended September 30, 2018, resulting from merger related and organic loan growth combined with higher loan rates.

Interest Expense. Interest expense increased $9.3 million, or 267.6%, to $12.8 million for the nine months ended September 30, 2019, as compared to $3.5 million for the nine months ended September 30, 2018, primarily driven by an increase in cost of deposits combined with merger related and organic deposit growth.

Average interest-bearing liabilities increased by $427.0 million, which contributed to a 48 basis points increase in the average cost of funds of 0.72% from 0.24%. The increase in average interest-bearing liabilities was primarily driven by an increase in average savings account balances of $177.2 million, increase in average money market account balances of $101.9 million, and an increase in average certificates of deposit of $87.2 million. The Company experienced an increase in the average cost of deposits for the nine months ended September 30, 2019, as compared to September 30, 2018 primarily due to higher rates on the acquired deposit portfolio.

Provision for Loan Losses. The Company recorded a provision for loan losses of $2.7 million for the nine months ended September 30, 2019, as compared to $787,000 for the nine months ended September 30, 2018, primarily due to loan growth and a $1.2 million loan charge-off during the third quarter. We recorded net charge-offs of $1.4 million for the nine months ended September 30, 2019, as compared to net charge-offs of $1,000 during the same period in 2018. The allowance for loan losses was $18.0 million, or 0.83%, of total loans at September 30, 2019, as compared to $16.1 million, or 1.11%, of total loans at September 30, 2018. The decrease in the allowance to loans ratio from September 30, 2018 is primarily due the impact of loans acquired in connection with the Optima merger. These acquired loans are recorded at fair value, including an adjustment for estimated credit losses, and without carryover of the respective portfolio’s historical allowance for loan losses.

Noninterest Income. Total noninterest income increased by $1.5 million, or 6.1%, to $26.5 million for the nine months ended September 30, 2019, as compared to $25.0 million for the nine months ended September 30, 2018, primarily as a result of higher wealth management revenue, higher loan related derivative income, and higher gains on loan sales. Noninterest income was 31.7% of total revenue for the nine months ended September 30, 2019.

•

Wealth Management revenue increased by $532,000, or 2.8%, for the nine months ended September 30, 2019, primarily due to appreciation in the equity markets. Wealth Management Assets under Management increased by $71.1 million, or 2.3%, to $3.1 billion as of September 30, 2019, as compared to $3.0 billion as of September 30, 2018.

•	Gain on loans held for sale increased by $409,000 as compared to the same period in 2018, primarily due to higher sales volume in 2019.
•	Loan related derivative income increased by $351,000 due to increased loan volume and the associated derivative transactions executed throughout 2019.

   The categories of Wealth Management revenues are shown in the following table:

	For the Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$18,763	$18,181
Asset-based revenues	18,763	18,181
Financial planning fees and other service fees	813	863
Total wealth management revenues	$19,576	$19,044

The following table presents the changes in Wealth Management Assets under Management:

	For the Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,759,547	$2,971,322
Gross client asset inflows	245,209	256,397
Gross client asset outflows	(251,071)	(373,832)
Net market impact	365,356	194,096
Balance at the end of the period	$3,119,041	$3,047,983
Weighted average management fee	0.83%	0.81%

There were no significant changes to the average fee rates and fee structure for the nine months ended September 30, 2019 and 2018.

Noninterest Expense. Total noninterest expense increased by $9.6 million, or 20.4%, to $56.7 million for the nine months ended September 30, 2019, as compared to $47.1 million for the nine months ended September 30, 2018, primarily driven by merger expenses of $3.9 million combined with higher salaries and employee benefits expense, occupancy and equipment expense, and data processing expense.

•	Merger expenses of $3.9 million were related to professional fees, compensation and severance agreements, as well as contract termination costs associated with the closing of the Optima merger.
•

Salaries and employee benefits increases of $3.5 million were driven by increased staffing associated with new banking office locations in New Hampshire as a result of the merger with Optima,, increased staffing to support business initiatives, and higher employee benefit costs.

•	Occupancy and equipment expense increases of $1.1 million were primarily due to the additional office locations associated with the merger with Optima.
•	Data processing expense increases of $684,000 were due to the increased volume of client transactions related to the merger with Optima and investments made in technology.

Income Tax Expense. The Company recorded a provision for income taxes of $6.0 million for the nine months ended September 30, 2019, as compared to $5.6 million for 2018. The effective tax rate was 24.81% for the nine months ended September 30, 2019, as compared to 23.2% for the same period in 2018. Additionally, the Company recognized $196,000 of tax benefit resulting from the accounting for share-based payments during the nine months ended September 30, 2019.

Changes in Financial Condition

Total Assets. Total assets increased $740.5 million, or 35.2%, from December 31, 2018, and were $2.8 billion as of September 30, 2019.

Cash and Cash Equivalents. Cash and cash equivalents increased by $50.5 million to $68.9 million at September 30, 2019 from $18.5 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities decreased by $33.5 million to $417.5 million at September 30, 2019, from $451.0 million at December 31, 2018, as cash flows were used to reduce wholesale funding.

Loans. Total loans increased $620.1 million, or 39.8%, from December 31, 2018, and stood at $2.2 billion as of September 30, 2019. The increase in total loans was due to a combination of the merger with Optima and organic growth.

Inclusive of Optima:

•	Residential mortgage loans increased $305.5 million, or 50.6%, to $909.8 million at September 30, 2019, from $604.3 million at December 31, 2018 .
•

Commercial real estate loans increased $258.8 million, or 34.1%, to $1.0 billion at September 30, 2019, from $758.0 million at December 31, 2018  . Total loan originations during the first nine months of the year were strong.

•	Commercial and industrial loans increased $44.4 million, or 47.3%, to $138.1 at September 30, 2019, from $93.7 million at December 31, 2018 .

Excluding the impact of the Optima merger, total loans grew by $144.7 million, or 9.3%, from $1.6 billion at December 31, 2018. For further details on the loans and deposits acquired, see the Organic Loan and Deposit Growth table provided at the end of this section.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2019, our investment in bank-owned life insurance was $37.2 million, representing an increase of $6.2 million from $30.9 million at December 31, 2018, primarily due to additional policies associated with the merger.

Goodwill and merger related intangibles.  The Company recorded additional goodwill of $30.8 million and other merger related intangibles of $3.6 million during the second quarter of 2019, due to the merger with Optima. Goodwill and merger related intangible assets were $31.2 million and $3.4 million, respectively, at September 30, 2019.

Right of use assets. At September 30, 2019, the Company had right of use assets of $34.6 million due to the adoption of new lease accounting guidance in 2019.

Other assets. Other assets increased $18.5 million, or 66.8%, to $46.1 million at September 30, 2019, from $27.6 million at December 31, 2018, primarily due to higher loan related derivative assets.

Deposits. Inclusive of Optima, total deposits grew by $596.4 million, or 32.9%, to $2.4 billion at September 30, 2019, from $1.8 billion, at December 31, 2018, primarily driven by a combination of the impact of the Optima merger and organic growth.

•

Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $485.0 million, or 28.7%, to $2.2 billion from $1.7 billion at December 31, 2018, inclusive of the Optima merger.

•

Excluding the impact of the Optima merger, organic growth in core deposits was $170.4 million, or 10.1%, at September 30, 2019, from December 31, 2018. Growth in core deposits during 2019 was attributable to successful deposit campaigns as we strive to attract and deepen client relationships.

•

The cost of total deposits for the quarter ended September 30, 2019 was 0.78%, as compared to 0.29% for the quarter ended September 30, 2018, driven by a combination of deposit growth and higher interest rates during 2019. The cost of total deposits for the nine months ended September 30, 2019 was 0.71%, as compared to 0.25% for the nine months ended September 30, 2018, driven by the cost of the acquired deposit portfolio and a combination of deposit growth and higher interest rates during 2019.

Certificates of deposit, which totaled $232.9 million at September 30, 2019, increased by $111.4 million from $121.4 million at December 31, 2018, primarily due to the merger with Optima. Total brokered certificates of deposit, which are included within certificates of deposit, were $14.0 million and $27.5 million at September 30, 2019 and December 31, 2018, respectively.

For further details on the loans and deposits acquired, see the Organic Loan and Deposit Growth table provided at the end of this section.

Borrowings. At September 30, 2019, borrowings consisted of advances from the FHLB of Boston. Total borrowings increased to $113.9 million at September 30, 2019, from $93.4 million at December 31, 2018.

Shareholders’ Equity. Total shareholders’ equity increased $76.3 million, or 45.7%, to $243.3 million at September 30, 2019 from $167.0 million at December 31, 2018, primarily due to $59.4 million of equity issued as a result of the Optima merger, net income of $18.1 million, and decreases in unrealized losses on available for sale securities of $3.4 million, which were partially offset by regular dividend payments of $7.0 million.

The Company’s ratio of tangible common equity to tangible assets decreased 50 basis points to 7.43% at September 30, 2019 from 7.93% at December 31, 2018, primarily due to the impact of goodwill and acquisition related intangibles recorded as a result of the Optima merger. Tangible book value per share grew by $3.97, or 10.1%, to $43.03 as of September 30, 2019, as compared to $39.06 as of September 30, 2018.

Organic Loan and Deposit Growth (dollars in thousands)

					December 2018 vs September 2019
	September 30,	June 30,	December 31,	Balance	Organic	Organic
	2019	2019	2018	Acquired	Growth/(Loss) $	Growth/(Loss) %
Loans
Residential mortgage	$909,822	$938,559	$604,331	$314,552	$(9,061)	(1.5%)
Commercial mortgage	1,016,772	905,442	757,957	114,338	144,477	19.1%
Home equity	82,713	85,814	69,336	15,452	(2,075)	(3.0%)
Commercial & Industrial	138,072	134,307	93,712	30,215	14,145	15.1%
Consumer	32,503	32,428	34,436	849	(2,782)	(8.1%)
Total loans	$2,179,882	$2,096,550	$1,559,772	$475,406	$144,704	9.3%
Deposits
Demand	$654,133	$587,030	$494,492	$58,722	$100,919	20.4%
Interest bearing checking	429,755	422,426	431,702	49,454	(51,401)	(11.9%)
Money market	214,721	200,935	135,585	68,183	10,953	8.1%
Savings	876,392	853,356	628,212	138,285	109,895	17.5%
Core deposits	2,175,001	2,063,747	1,689,991	314,644	170,366	10.1%
Certificates of deposit	232,858	265,918	121,419	162,545	(51,106)	(42.1%)
Total deposits	$2,407,859	$2,329,665	$1,811,410	$477,189	$119,260	6.6%

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

The following table summarizes the calculation of the Company’s operating net income and operating diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Net Income / Operating Diluted EPS	2019	2018	2019	2018
	(in thousands, except share data)

Net Income (a GAAP measure)	$7,676	$6,659	$18,146	$18,575
Add: Merger Expenses (Pretax)	339	—	3,880	—
Add: (Gain)/loss on disposition of investment securities	(2)	—	79	(2)
Tax effect of Merger Expenses and Gain (loss) on disposition of investment securities(1)	(74)	—	(873)	1
Operating Net Income (a non-GAAP measure)	$7,939	$6,659	$21,232	$18,574
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(59)	(66)	(183)	(189)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$7,880	$6,593	$21,049	$18,385
Weighted Average Diluted Shares	4,842,965	4,101,378	4,552,092	4,095,447
Operating Diluted earnings per share (a non-GAAP measure)	$1.63	$1.61	$4.62	$4.49

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$243,345	$167,026	$160,776
Less: Goodwill and acquisition related intangibles (GAAP)	(34,635)	(412)	(412)
Tangible Common Equity (a non-GAAP measure)	208,710	166,614	160,364
Total assets (GAAP)	2,841,868	2,101,384	1,988,944
Less: Goodwill and acquisition related intangibles (GAAP)	(34,635)	(412)	(412)
Tangible assets (a non-GAAP measure)	$2,807,233	$2,100,972	$1,988,532
Tangible Common Equity Ratio (a non-GAAP measure)	7.43%	7.93%	8.06%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$208,710	$166,614	$160,364
Common shares outstanding	4,849,988	4,107,051	4,105,742
Tangible Book Value Per Share (a non-GAAP measure)	$43.03	$40.57	$39.06

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

The fair value of securities available for sale totaled $148.1 million and included gross unrealized gains of $317,000 and gross unrealized losses of $855,000 at September 30, 2019. At December 31, 2018, the fair value of securities available for sale totaled $168.2 million and included gross unrealized gains of $118,000 and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of September 30, 2019 are carried at their amortized cost of $269.5 million. At December 31, 2018, securities held to maturity totaled $282.9 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$39,892	27%	$74,039	44%
Mortgage-backed securities	108,176	73%	89,268	53%
Corporate debt securities	-	0%	4,856	3%
Total securities available for sale	$148,068	100%	$168,163	100%
Held to maturity securities
U.S. GSE obligations	$17,573	7%	$32,571	12%
Mortgage-backed securities	171,502	64%	168,118	59%
Corporate debt securities	6,978	3%	6,972	2%
Municipal securities	73,422	26%	75,208	27%
Total securities held to maturity	$269,475	100%	$282,869	100%
Total	$417,543	100%	$451,032	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At September 30, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.4%	$35,000	1.6%	$—	—	$—	—	$40,000	1.5%
Mortgage-backed securities	—	—	45	5.4%	38,178	1.9%	70,383	2.1%	108,606	2.1%
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$5,000	1.4%	$35,045	1.6%	$38,178	1.9%	$70,383	2.1%	$148,606	1.9%

Held to maturity securities
U.S. GSE obligations	$4,998	1.6%	$12,575	2.7%	$—	—	$—	—	$17,573	2.4%
Mortgage-backed securities	3	3.8%	—	—	50,021	2.7%	121,478	2.7%	171,502	2.7%
Corporate debt securities	—	—	6,978	2.6%	—	—	—	—	6,978	2.6%
Municipal securities	2,945	4.8%	11,151	4.2%	45,366	3.8%	13,960	3.6%	73,422	3.8%
Total held to maturity securities	$7,946	2.8%	$30,704	3.2%	$95,387	3.2%	$135,438	2.8%	$269,475	3.0%
Total	$12,946	2.2%	$65,749	2.3%	$133,565	2.8%	$205,821	2.5%	$418,081	2.6%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,004	1.1%	$65,000	1.5%	$—	—	$—	—	$75,004	1.4%
Mortgage-backed securities	—	—	78	5.4%	33,768	1.8%	58,425	2.0%	92,271	1.9%
Corporate debt securities	2,008	1.5%	3,007	2.5%	—	—	—	—	5,015	2.1%
Total available for sale securities	$12,012	1.1%	$68,085	1.5%	$33,768	1.8%	$58,425	2.0%	$172,290	1.7%

Held to maturity securities
U.S. GSE obligations	$5,001	1.4%	$27,570	2.5%	$—	—	$—	—	$32,571	2.4%
Mortgage-backed securities	50	4.2%	—	—	34,434	2.4%	133,634	2.9%	168,118	2.8%
Corporate debt securities	—	—	6,972	2.6%	—	—	—	—	6,972	2.6%
Municipal securities	4,630	4.8%	13,259	4.4%	41,390	3.8%	15,929	3.6%	75,208	3.9%
Total held to maturity securities	$9,681	3.1%	$47,801	3.1%	$75,824	3.2%	$149,563	3.0%	$282,869	3.1%
Total	$21,693	2.0%	$115,886	2.2%	$109,592	2.7%	$207,988	2.7%	$455,159	2.5%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at September 30, 2019 and December 31, 2018.

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

The following table shows the composition of the loan portfolio at the dates indicated:

	September 30,		December 31,
	2019	% of Total	2018	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$437,787	20%	$293,267	19%
Mortgages - adjustable rate	441,375	21%	309,656	20%
Construction	28,712	1%	—	0%
Deferred costs net of unearned fees	1,948	0%	1,408	0%
Total residential mortgages	909,822	42%	604,331	39%
Commercial mortgage
Mortgages - nonowner occupied	821,567	38%	654,394	42%
Mortgages - owner occupied	113,316	5%	59,335	4%
Construction	81,751	4%	44,146	3%
Deferred costs net of unearned fees	138	0%	82	0%
Total commercial mortgages	1,016,772	47%	757,957	49%
Home equity
Home equity - lines of credit	76,108	3%	63,421	4%
Home equity - term loans	6,367	1%	5,665	0%
Deferred costs net of unearned fees	238	0%	250	0%
Total home equity	82,713	4%	69,336	4%
Commercial & industrial
Commercial & industrial	138,171	6%	93,728	6%
Deferred costs net of unearned fees	(99)	0%	(16)	0%
Total commercial & industrial	138,072	6%	93,712	6%
Consumer
Secured	31,312	1%	33,252	2%
Unsecured	1,167	0%	1,171	0%
Deferred costs net of unearned fees	24	0%	13	0%
Total consumer	32,503	1%	34,436	2%
Total loans	$2,179,882	100%	$1,559,772	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $909.8 million at September 30, 2019, an increase of $305.5 million, or 50.6%, from $604.3 million at December 31, 2018, and consisted of one-to-four family residential mortgage and construction loans. The residential mortgage portfolio represented 42% and 39% of total loans at September 30, 2019 and December 31, 2018, respectively. During the third quarter of 2019, the Company sold $37.0 million of residential mortgages.

The average loan balance outstanding in the residential portfolio was $362,000 and the largest individual residential mortgage loan outstanding was $9.0 million as of September 30, 2019. At September 30, 2019, this loan was performing in accordance with its original terms.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $160.1 million at September 30, 2019 and $90.2 million at December 31, 2018.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Originations for retention in portfolio	$133,213	$89,870
Originations for sale to the secondary market	10,624	6,599
Total	$143,837	$96,469

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Loans sold with servicing rights retained	$41,956	$1,390
Loans sold with servicing rights released	3,557	5,209
Total	$45,513	$6,599

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.1 million and $666,000 as of September 30, 2019 and December 31, 2018, respectively.

Commercial Mortgage.  The commercial real estate loans portfolio represented 47% and 49% of total loans at September 30, 2019 and December 31, 2018, respectively. Commercial real estate loans were $1.0 billion as of September 30, 2019, an increase of $258.8 million, or 34.1%, from $758.0 million at December 31, 2018, respectively.

Commercial real estate loans are secured by a variety of property types, with approximately 88.3% of the total at September 30, 2019 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties. The average loan balance outstanding in this portfolio was $1.4 million, and the largest individual commercial real estate loan outstanding was $24.0 million as of September 30, 2019. At September 30, 2019, this commercial mortgage was performing in accordance with its original terms.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Home Equity.  The home equity portfolio totaled $82.7 million as of September 30, 2019, an increase of $13.4 million, or 19.3%, from $69.3 million at  December 31, 2018. The home equity portfolio represented 4% of total loans at September 30, 2019 and December 31, 2018. At September 30, 2019, the average loan balance outstanding in this portfolio was $101,000, and the largest home equity line of credit was a $1.0 million line of credit and had an outstanding balance of $1.0 million. At September 30, 2019, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (C&I).  Commercial and industrial loans increased $44.4 million, or 47.3%, from $93.7 million at December 31, 2018 to $138.1 million at September 30, 2019. The C&I portfolio represented 6% of total loans at September 30, 2019 and December 31, 2018. The average loan balance outstanding in this portfolio was $252,000, and the largest individual commercial and industrial loan outstanding was $9.8 million as of September 30, 2019. At September 30, 2019, this loan was performing in accordance with its original terms.

The Company’s Innovation Banking and Asset-Based loans are reported within the C&I portfolio.

•

At September 30, 2019, Innovation Banking loans totaled $24.3 million, and the average loan balance outstanding in this portfolio was $1.0 million. The largest individual loan outstanding was $5.2 million, and this loan was performing in accordance with its original terms.

•

At September 30, 2019, Asset-Based loans totaled $38.4 million, and the average loan balance outstanding in this portfolio was $3.0 million. The largest individual loan outstanding was $9.8 million, and this loan was performing in accordance with its original terms.

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

Consumer Loans. Consumer loans decreased $1.9 million, or 5.6%, from $34.4 million at December 31, 2018 to $32.5 million at September 30, 2019. Consumer loans represented 1% of the total loans portfolio at September 30, 2019 and 2% December 31, 2018. Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at September 30, 2019. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2019
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$6,550	$12,755	$890,517	$909,822
Commercial mortgage	49,509	267,053	700,210	1,016,772
Home equity	304	1,642	80,767	82,713
Commercial & Industrial	41,180	73,825	23,067	138,072
Consumer	32,214	152	137	32,503
Total	$129,757	$355,427	$1,694,698	$2,179,882

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at September 30, 2019. Floating rate loans are tied to a market index, while adjustable rate loans are adjusted based on the contractual terms of the loan.

	September 30, 2019
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$462,688	$447,134	$—	$909,822
Commercial mortgage	377,798	288,728	350,246	1,016,772
Home equity	6,591	—	76,122	82,713
Commercial & Industrial	48,692	6,614	82,766	138,072
Consumer	792	627	31,084	32,503
Total	$896,561	$743,103	$540,218	$2,179,882

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Nonaccruals	$3,219	$525
Loans past due > 90 days, but still accruing	30	—
Troubled debt restructurings	234	117
Total nonperforming loans	$3,483	$642
Accruing troubled debt restructured loans	$—	$6
Nonperforming loans as a percentage of total loans	0.16%	0.04%
Nonperforming loans as a percentage of total assets	0.12%	0.03%

At September 30, 2019 and December 31, 2018, impaired loans had specific reserves of $84,000 and $0 respectively.

Nonaccrual Loans.  Loans are typically placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and commercial real estate loan portfolios. This independent review was performed in each of the past five years. Senior management reviews the status of delinquent loans, as well as situations identified as potential problems, on a regular basis.

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

Troubled debt restructurings are classified as impaired loans. The Company identifies loss allocations for impaired loans on an individual loan basis. Total nonperforming loans were $3.5 million, or 0.16% of total loans outstanding at September 30, 2019, primarily due to an increase in loans on nonaccrual.

The Company continues to closely monitor the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2019 and December 31, 2018, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans, and other relevant factors. We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses, and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP. See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Note 8 to the Unaudited Consolidated Financial Statements.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,	December 31,
	2019	2018
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,179,882	$1,559,772
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,882,875	$1,417,237
Balance of allowance for loan losses at the beginning of year	$16,768	$15,320
Loans charged-off:
Commercial and industrial	(156)	(73)
Commercial mortgage	(1,270)	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	(29)	(36)
Total loans charged-off	$(1,455)	$(109)
Recovery of loans previously charged-off:
Commercial and industrial	40	48
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	9	7
Total recoveries of loans previously charged-off:	49	55
Net loan (charge-offs) recoveries	$(1,406)	$(54)
Provision charged to operating expense	2,673	1,502
Balance at end of period	$18,035	$16,768
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.07)%	(0.00)%
Ratio of allowance for loan losses to loans outstanding	0.83%	1.08%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:

	September 30,			December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$541,110	25.1%	—	$521,091	29.2%	—
Interest bearing checking	413,773	19.2%	0.12%	409,178	23.0%	0.08%
Money Market	180,729	8.4%	1.40%	93,449	5.2%	1.14%
Savings	797,187	36.8%	1.16%	624,421	35.1%	0.78%
Retail certificates of deposit under $100,000	58,712	2.7%	1.32%	36,408	2.0%	0.69%
Retail certificates of deposit of $100,000 or greater	102,045	4.7%	1.89%	59,226	3.3%	1.27%
Wholesale certificates of deposit	66,151	3.1%	1.77%	38,373	2.2%	1.69%
Total	$2,159,707	100%	0.75%	$1,782,146	100%	0.44%

At September 30, 2019, we had a total of $218.8 million in certificates of deposit, excluding brokered deposits, of which $172.4 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of September 30, 2019, we had a total of $14.0 million of brokered deposits and $27.5 million of brokered deposits at December 31, 2018.

Borrowings.  The Bank’s borrowings consisted of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $113.9 million at September 30, 2019 and $93.4 million at December 31, 2018.

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

The following tables set forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,103,892	$23,280	4.39%	$1,417,426	$14,808	4.14%
Tax-exempt	19,441	218	4.45	9,855	116	4.67
Securities available for sale (3)
Taxable	149,045	704	1.87	193,703	790	1.62
Securities held to maturity
Taxable	204,279	1,274	2.47	199,841	1,146	2.28
Tax-exempt	74,246	713	3.81	76,030	749	3.91
Cash and cash equivalents	57,937	219	1.50	27,875	83	1.18
Total interest-earning assets (4)	2,608,840	26,408	4.02%	1,924,730	17,692	3.65%
Non interest-earning assets	184,151			74,738
Allowance for loan losses	(17,392)			(15,845)
Total assets	$2,775,599			$1,983,623
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$422,395	$117	0.11%	$388,460	$64	0.07%
Savings accounts	873,853	2,591	1.18	618,021	707	0.45
Money market accounts	209,922	743	1.40	107,096	206	0.76
Certificates of deposit	243,892	1,158	1.88	123,900	298	0.95
Total interest-bearing deposits	1,750,062	4,609	1.04	1,237,477	1,275	0.41
Other borrowed funds	115,809	676	2.32	26,626	156	2.32
Total interest-bearing liabilities	1,865,871	5,285	1.12%	1,264,103	1,431	0.45%
Non-interest-bearing liabilities
Demand deposits	596,646			535,777
Other liabilities	73,293			25,669
Total liabilities	2,535,810			1,825,549
Shareholders’ equity	239,789			158,074
Total liabilities & shareholders’ equity	$2,775,599			$1,983,623
Net interest income on a fully taxable equivalent basis		21,123			16,261
Less taxable equivalent adjustment		(196)			(183)
Net interest income		$20,927			$16,078
Net interest spread (5)			2.89%			3.20%
Net interest margin (6)			3.21%			3.35%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,868,256	$60,919	4.36%	$1,383,503	$42,318	4.09%
Tax-exempt	14,619	487	4.45	10,279	354	4.60
Securities available for sale (3)
Taxable	156,414	2,164	1.85	200,259	2,449	1.64
Securities held to maturity
Taxable	210,747	3,910	2.48	187,167	3,121	2.23
Tax-exempt	74,508	2,163	3.88	77,458	2,300	3.97
Cash and cash equivalents	48,750	556	1.52	48,817	484	1.33
Total interest-earning assets (4)	2,373,294	70,199	3.95%	1,907,483	51,026	3.58%
Non interest-earning assets	153,760			71,539
Allowance for loan losses	(16,999)			(15,701)
Total assets	$2,510,055			$1,963,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$413,773	$319	0.10%	$414,691	$166	0.05%
Savings accounts	797,187	6,288	1.05	620,036	1,907	0.41
Money market accounts	180,729	1,803	1.33	78,798	261	0.44
Certificates of deposit	226,908	3,079	1.81	139,683	956	0.92
Total interest-bearing deposits	1,618,597	11,489	0.95%	1,253,208	3,290	0.35%
Other borrowed funds	73,686	1,347	2.44	12,030	202	2.24
Total interest-bearing liabilities	1,692,283	12,836	1.01%	1,265,238	3,492	0.37%
Non-interest-bearing liabilities
Demand deposits	541,110			520,787
Other liabilities	66,141			24,123
Total liabilities	2,299,534			1,810,148
Shareholders’ equity	210,521			153,173
Total liabilities & shareholders’ equity	$2,510,055			$1,963,321
Net interest income on a fully taxable equivalent basis		57,363			47,534
Less taxable equivalent adjustment		(556)			(558)
Net interest income		$56,807			$46,976
Net interest spread (5)			2.94%			3.21%
Net interest margin (6)			3.23%			3.33%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Compared with			Compared with
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$7,550	$922	$8,472	$15,651	$2,950	$18,601
Tax-exempt	108	(6)	102	145	(12)	133
Securities available for sale
Taxable	(199)	113	(86)	(580)	295	(285)
Securities held to maturity
Taxable	26	102	128	417	372	789
Tax-exempt	(17)	(19)	(36)	(86)	(51)	(137)
Cash and cash equivalents	109	27	136	(1)	73	72
Total interest income	$7,577	$1,139	$8,716	$15,546	$3,627	$19,173
Interest expense
Deposits
Checking accounts	6	47	53	-	153	153
Savings accounts	389	1,495	1,884	676	3,705	4,381
Money market accounts	286	251	537	603	939	1,542
Certificates of deposit	429	431	860	825	1,298	2,123
Total interest-bearing deposits	1,110	2,224	3,334	2,104	6,095	8,199
Other borrowed funds	521	(1)	520	1,126	19	1,145
Total interest expense	$1,631	$2,223	$3,854	$3,230	$6,114	$9,344
Change in net interest income	$5,946	$(1,084)	$4,862	$12,316	$(2,487)	$9,829

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

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months and 24 months.

As of September 30, 2019:

	12 months	24 months
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+400	(5.9)	5.6
+300	(4.2)	4.4
+200	(2.6)	3.0
+100	(1.2)	1.1
–100	0.7	(7.5)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months and 24 months.

As of September 30, 2019:

	12 months	24 months
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(1.8)	0.2
–100	1.4	(4.2)

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months and 24 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

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

The Bank’s economic value of equity analysis as of September 30, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 4.6% increase in the economic value of equity for the next 12 months, and a 9.0% increase in the economic value of equity for the next 24 months. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 24.2% increase in the economic value of equity over the next 12 months, and a 9.9% increase in the economic value of equity for the next 24 months. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of September 30, 2019.  This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

Capital Adequacy.  Inclusive of the merger, total shareholders’ equity was $243.3 million at September 30, 2019, compared to $167.0 million at December 31, 2018, primarily as a result of the merger with Optima and earnings during the period. The ratio of total equity to total assets amounted to 8.56% at September 30, 2019 and 7.95% at December 31, 2018. Book value per share at September 30, 2019 and December 31, 2018 amounted to $50.17 and $40.67, respectively.

The Company’s ratio of tangible common equity to tangible assets decreased 50 basis points to 7.43% at September 30, 2019 from 7.93% at December 31, 2018, primarily due to the impact of goodwill and acquisition related intangibles recorded as a result of the merger with Optima. Tangible book value per share grew by $3.97, or 10.1%, to $43.03 as of September 30, 2019, as compared to $39.06 as of September 30, 2018.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2019, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 15 – Shareholders’ Equity.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes since this 10-K was filed, except as set forth below. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and operating results.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on or overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2019:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
July 1 to July 31, 2019	107	$79.30
August 1 to August 31, 2019	131	$76.00
September 1 to September 30, 2019	153	$77.42
Total	391

(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

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

CAMBRIDGE BANCORP

November 7, 2019	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

November 7, 2019
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)