Form 10-K
period 2019-12-31
CAMBRIDGE BANCORP
filed 2020-03-17
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was $361.1 million. The number of shares of Registrant’s Common Stock outstanding as of March 12, 2020 was 5,412,221.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 18, 2020, are incorporated by reference into Part III of this Report.

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
•

the failure to complete the proposed merger with Wellesley Bancorp, Inc. (“Wellesley”), the imposition of adverse regulatory conditions in connection with regulatory approval of the proposed Merger (as defined below) with Wellesley, disruption to the parties’ businesses as a result of the announcement and pendency of the Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the merger with Wellesley;

•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;
•

increased pressures from competitors (both banks and non-banks) and/or an inability by of the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;

•	unpredictable natural or other disasters, which could adversely impact the Company’s customers or operations;

•	a loss of customer deposits, which could increase the Company’s funding costs;
•	the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;
•	changes in the creditworthiness of customers;
•	increased loan losses or impairment of goodwill and other intangibles;
•	negative public opinion which could damage the Company’s reputation and adversely impact business and revenues;
•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;
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

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. You are cautioned not to place undue reliance on these forward-looking statements.

Item 1. Business.

The Company

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol CATC. Prior to this date, the Company’s shares traded on the over the counter market. As of December 31, 2019, the Company had total assets of approximately $2.9 billion. Currently, the Bank operates 16 private banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of December 31, 2019, the Company had Assets under Management and Administration of approximately $3.5 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined security selection, the Company’s in-house investment team targets long-term capital growth while seeking to minimize downside risk. Our internally developed, research-driven process is managed by our skilled team of portfolio managers and analysts. We build portfolios consisting of our best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

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

Cambridge Trust Company

The Bank offers a full range of commercial and consumer banking services through its network of 16 private banking offices in Eastern Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly-owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for the maximum amount permitted by FDIC regulations.

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

The Bank is active in the communities we serve. The Bank makes contributions to various non-profits and local organizations, investments in community development lending, and investments in low-income housing all of which strive to improve the communities that our employees and customers call home.

Merger with Optima Bank & Trust Company

In the fourth quarter of 2018, the Company, the Bank, and Optima Bank & Trust Company (“Optima”) entered into a definitive agreement pursuant to which Optima merged with and into the Bank in a stock and cash transaction. The Company completed its merger with Optima on April 17, 2019. Under the terms of the Agreement and Plan of Merger, each outstanding share of Optima common stock was converted into $32.00 in cash or 0.3468 shares of the Company’s common stock, with the consideration for the transaction structured as 95% common stock and 5% cash.  As a result of the merger with Optima, former Optima shareholders received an aggregate of 722,746 shares of the Company’s common stock and an aggregate of approximately $3.5 million in cash. The total consideration paid in the merger with Optima amounted to $64.3 million.

Merger with Wellesley Bancorp, Inc.

In the fourth quarter of 2019, the Company, the Bank, Wellesley, and Wellesley Bank, Wellesley’s subsidiary bank, entered into a definitive agreement pursuant to which Wellesley will merge with and into the Company and Wellesley Bank will merge with and into the Bank in an all-stock transaction (the “Merger”), which is anticipated to close during the second quarter of 2020. The Merger is subject to regulatory approval, approval by the Company’s and Wellesley’s shareholders, and the completion of other customary closing conditions. Under the terms of the merger agreement, Wellesley shareholders will receive 0.580 shares of the Company’s common stock for each share of Wellesley common stock they own on the effective date of the Merger. This strategically compelling transaction is expected to enhance and expand the Company’s Greater Boston presence with the addition of Wellesley’s six full-service banking offices in the Norfolk, Middlesex, and Suffolk Counties of Massachusetts.

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

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). The United States Census Bureau estimates that as of April 2019, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, education, manufacturing, and wholesale/retail trade, to finance, technology, and medical care. According to the United States Department of Labor, in November 2019, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire MSA had an unemployment rate of 2.1% compared to the national unemployment rate of 3.5%.

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

The Bank is a private bank, stressing the holistic client relationship, and relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served. While the Bank’s position varies by market, management believes that it can compete effectively as a result of local market knowledge, local decision making, and awareness of customer needs.

Supervision and Regulation

General

Banking is a complex, highly regulated industry. Consequently, the performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes enacted by the U.S. Congress and state legislatures, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Massachusetts Division of Banks (the “MA DOB”), the State of New Hampshire Banking Department, and the FDIC.

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

Regulatory Agencies

The Company is a legal entity separate and distinct from its first tier bank subsidiary, the Bank, and its second tier subsidiaries, Cambridge Trust Company of New Hampshire, Inc., a New Hampshire state-chartered non-depository trust company, CTC Security Corporation and CTC Security Corporation III, which are used to invest the Bank’s deposits and borrowed funds in investment securities. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), Massachusetts laws applying to bank holding companies and Massachusetts corporations more generally. The Company is subject to inspection, examination, and supervision by the Federal Reserve and the MA DOB.

As a Massachusetts state-chartered insured depository institution, the Bank is subject to supervision, periodic examination, and regulation by the MA DOB as its chartering authority, and by the FDIC as its primary federal regulator. The prior approval of the MA DOB and the FDIC is required, among other things, for the Bank to establish or relocate any additional branch offices, assume deposits, or engage in any merger, consolidation, purchase, or sale of all or substantially all of the assets of any insured depository institution.

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

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under applicable Massachusetts law, the Bank’s board may declare from net profits cash dividends annually, semi-annually or quarterly, but not more frequently, and noncash dividends at any time, although no dividends may be declared, credited or paid so long as there is any impairment of capital stock. The MA DOB Commissioner’s approval is required in order to authorize the payment of a dividend, if the total dividends declared in a calendar year exceed that year’s net profits combined with retained net profits for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

Federal Reserve System

Federal Reserve regulations require depository institutions to maintain reserves against certain types of deposits and other liabilities, including transaction accounts, such as interest-bearing and regular checking accounts. The Bank’s required reserves can be in the form of vault cash.  If vault cash does not fully satisfy the required reserves, the reserves can be in the form of a balance maintained with the Federal Reserve Bank of Boston. For 2020, the Bank’s transaction accounts up to and including $16.9 million are exempt and subject to a zero percent reserve requirement. Any amount of transaction accounts greater than $16.9 million up to and including $127.5 million have a reserve requirement of 3%, and any amount of transaction accounts greater than $127.5. million have a reserve requirement of 10%. The Federal Reserve generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these reserve requirements.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.  In November 2017, the Federal Reserve finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions may implement the provisions of the simplification rule beginning on January 1, 2020 and must implement them by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 will cease to apply to an institution in the quarter in which it adopts the simplification rule.

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

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simply the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. The Bank is currently evaluation the requirements of this framework.

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

The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amends the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Employees

As of December 31, 2019, the Company had 312 full-time and 9 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

Item 1A. Risk Factors.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions in Eastern Massachusetts and New Hampshire and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Massachusetts and New Hampshire. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources.

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

We may experience losses and expenses if security interests granted for loans are not enforceable.

When the Company makes loans it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Company with a security interest in collateral. If there is a loan default, the Company may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company’s loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to the Company and/or changes in law may render liens granted to the Company unenforceable. The Company may incur losses or expenses if security interests granted to the Company are not enforceable.

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

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has issued Accounting Standards Update 2016-13, which will be effective for the Company for the first quarter of 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses.  It also could produce higher volatility in future provisions for credit losses than our current process and may adversely impact our results of operations.

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

The Company is subject to extensive government regulation and supervision, which may interfere with its ability to conduct its business and may negatively impact its financial results.

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

The Company depends upon data processing, communication, and information exchange on a variety of computing platforms and networks and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, none of which has been material to the Company to date, and we may be unable to protect sensitive data and the integrity of our systems.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm, or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

The Company may be adversely affected by fraud.

The Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting the Company and/or the Company’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts.  During the normal course of our business, we have been subjected to and we expect to continue to be subject to theft and fraudulent activity, none of which has been material to the Company to date.

The Company continually encounters technological change and the failure to understand and adapt to these changes could hurt its business.

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

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen.  Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, epidemics / pandemics, such as coronavirus disease 2019 (“COVID-19”), terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

The risks presented by acquisitions, such as the acquisition of Optima and the proposed merger with Wellesley, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisition such as the acquisition of Optima and the proposed merger with Wellesley.  Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things:

•	our ability to realize anticipated cost savings;
•	the difficulty of integrating operations and personnel, and the loss of key employees;
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

The Merger with Wellesley is subject to the receipt of consents and approvals from governmental authorities that may delay the date of completion of the Merger or impose conditions that could have an adverse effect on the Company.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the FDIC, the Federal Reserve, the Massachusetts Commissioner of Banks, the Massachusetts Housing Partnership, and the Co-Operative Central Bank. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger. In addition, these governmental authorities may include conditions on the completion of the merger, or require changes to the terms of the Merger. While the Company and Wellesley do not currently expect that any such conditions or changes would result in a material adverse effect on the Company, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the Merger, or imposing additional costs on or limiting the revenues of the Company following the Merger, any of which might have a material adverse effect on the Company following the Merger. The parties are not obligated to complete the Merger should any regulatory approval contain a non-standard condition, restriction or requirement that the Company’s board of directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the Merger to such a degree that the Company would not have entered into the merger agreement had such condition, restriction or requirement been known at the date of the merger agreement.

Failure to complete the Merger with Wellesley could negatively impact the stock price of the Company and future businesses and financial results of the Company.

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

The integration of the Company, Optima, and the proposed Merger with Wellesley will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the Merger with Wellesley will depend in part on whether the operations of Wellesley can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges in consolidating its functions with those of Wellesley, and integrating the organizations, procedures and operations of the two businesses. The integration of the Company and Wellesley will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of the Company and Wellesley could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the existing relationships of Wellesley to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of the Company and/or the Bank after the transaction.

Unanticipated costs relating to the Merger with Wellesley could reduce the Company’s future earnings per share.

The Company and the Bank believe that each has reasonably estimated the likely costs of integrating the operations of the Bank and Wellesley, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the Merger Wellesley could have a dilutive effect on the Company’s earnings per share. In other words, if the Merger is completed, the earnings per share of the Company’s common stock could be less than anticipated or even less than if the Merger had not been completed.

Following the Merger, the Company may not continue to pay dividends at or above the rate currently paid by the Company.

Following the Merger, the Company’s shareholders may not receive dividends at the same rate that they did prior to the merger for various reasons, including the following:

•	the Company may not have enough cash to pay such dividends due to changes in its cash requirements, capital spending plans, cash flow or financial position;
•

decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of the Company’s board of directors, which reserves the right to change the Company’s dividend practices at any time and for any reason; and

•

the amount of dividends that the Company’s subsidiaries may distribute to the Company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

The Company’s shareholders will have no contractual or other legal right to dividends that have not been declared by the Company’s board of directors.

The Company’s earnings may not grow if we are unable to successfully attract core deposits and lending opportunities and execute opportunities to generate fee-based income.

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

The Company owns common stock of FHLB of Boston in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $7.9 million as of December 31, 2019. There are 11 branches of the FHLB, including Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of Boston could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

•	severe weather, natural disasters, epidemics / pandemics such as COVID-19, acts of war or terrorism, and other external events.

The issuance of our common stock in the Merger will have a dilutive effect and will reduce the voting power and relative percentage interests of current common stockholders in our earnings and market value, and there may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s stock.

The consideration payable in the Merger includes up to an aggregate of 1,579,725 of our common stock, based on the maximum possible number of shares of Wellesley common stock that may be exchanged or cancelled in the Merger.  The issuances of shares of our common stock in the Merger will have a dilutive effect and will reduce the voting power and relative percentage interests of current common stockholders in our earnings and market value.

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

Natural disasters, acts of war or terrorism, the impact of health epidemics and other adverse external events could detrimentally affect our financial condition and results of operations.

Natural disasters, acts of war or terrorism, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The recent COVID-19 outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a coronavirus outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, the spread of the coronavirus to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the recent coronavirus outbreak, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company conducts its business through 16 private banking offices, including its main banking office and headquarters in Cambridge, Massachusetts, its operations center in Burlington, Massachusetts, five wealth management offices and one off-site ATM.

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

On February 25, 2020, one purported stockholder of Wellesley Bancorp, Inc. filed a putative derivative and class action lawsuit against Wellesley, the members of the Wellesley board of directors, Wellesley Bank, the Company and the Bank in the Circuit Court for Baltimore City, Maryland, on behalf of himself and similarly situated Wellesley stockholders, and derivatively on behalf of Wellesley, captioned Parshall v. Fontaine et al., Case No. 24-C-20-001127 (the “Merger Litigation”). The plaintiff generally alleges that the Wellesley board of directors breached its fiduciary obligations by approving the terms of the Agreement and Plan of Merger, dated December 5, 2019, by and among Wellesley, the Company, the Bank and Wellesley Bank, which provides for, among other things, the merger of Wellesley with and into the Company. The plaintiff further alleges inadequate merger consideration. Lastly, the plaintiff alleges that the joint proxy statement/prospectus for the Merger filed with the SEC on February 4, 2020 and first mailed to Wellesley stockholders on February 6, 2020 contained materially incomplete disclosures about the Merger. The plaintiff seeks injunctive relief, rescission of the Merger or rescissory damages, other unspecified damages, and an award of attorneys’ fees and expenses. On March 5, 2020, solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and Wellesley agreed to make additional disclosures to supplement the disclosures contained in the joint proxy statement/prospectus. These additional disclosures moot plaintiff’s disclosure claims asserted in the Merger Litigation and, as a result, the plaintiff has agreed to dismiss the Merger Litigation with prejudice as to their individual claims and without prejudice to the claims of the putative members of the class.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol “CATC”. Prior to this date, the Company’s shares traded on the over the counter market.

As of February 29, 2020, there were 5,412,221 shares of the Company’s common stock outstanding held by 423 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2019 was $80.15. The Company declared cash dividends of $2.04 and $1.96 per share in 2019 and in 2018, respectively.

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

Stock Performance Graph

The following compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Composite Index and the SNL Bank NASDAQ Index from December 31, 2014 to December 31, 2019. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2014.  The total return assumes reinvestment of dividends.

Source:  S&P Global Market Intelligence © 2020

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchase of Equity Securities

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2019:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
October 1 to October 31, 2019	—	$—
November 1 to November 30, 2019	260	$79.62
December 1 to December 31, 2019	—	$—
Total	260

(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period equity award vestings.

The Company does not currently have a stock repurchase program or plan in place.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2019.

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

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data)
Operating Data
Interest Income	$96,339	$69,055	$61,191	$57,028	$54,341
Interest Expense	17,643	5,467	3,587	3,355	2,694
Net interest and dividend Income	78,696	63,588	57,604	53,673	51,647
Provision for Loan Losses	3,004	1,502	362	132	1,075
Noninterest Income	36,401	32,989	30,224	28,661	25,865
Noninterest Expense	78,175	63,987	59,292	56,750	53,192
Income Before Taxes	33,918	31,088	28,174	25,452	23,245
Income Taxes	8,661	7,207	13,358	8,556	7,551
Net Income (a GAAP Measure)	$25,257	$23,881	$14,816	$16,896	$15,694

Operating Net Income (a non-GAAP measure)*	$29,156	$24,024	$18,687	$16,896	15,694
Average shares outstanding, basic	4,629,255	4,061,529	4,030,530	3,990,343	3,938,117
Average shares outstanding, diluted	4,661,720	4,098,633	4,065,754	4,028,944	3,993,599
Total shares outstanding	5,400,868	4,107,051	4,082,188	4,036,879	4,000,181
Basic Earnings Per Share	$5.41	$5.82	$3.64	$4.19	$3.94
Diluted Earnings Per Share	$5.37	$5.77	$3.61	$4.15	$3.93
Operating Diluted Earnings Per Share (a non-GAAP measure)*	$6.20	$5.80	$4.56	$4.15	$3.93
Dividends Declared Per Share	$2.04	$1.96	$1.86	$1.84	$1.80
Dividend payout ratio (1)	38%	34%	51%	44%	46%

Financial Condition Data
Total Assets	$2,855,563	$2,101,384	$1,949,934	$1,848,999	$1,706,201
Total Deposits	2,358,878	1,811,410	1,775,400	1,686,038	1,557,224
Total Loans	2,226,728	1,559,772	1,350,899	1,320,154	1,192,214
Shareholders' equity	286,561	167,026	147,957	134,671	125,063
Book Value Per Share	53.06	40.67	36.24	33.36	31.26
Tangible Book Value Per Share (a non-GAAP measure)*	$46.66	$40.57	$36.14	$33.26	$31.16

Performance Ratios
Return on Average Assets	0.97%	1.21%	0.79%	0.95%	0.95%
Operating Return on Average Assets (a non-GAAP measure)*	1.12%	1.21%	1.00%	0.95%	0.95%
Return on Average Shareholders' equity	11.40%	15.35%	10.47%	12.77%	12.91%
Operating Return on Tang Common Equity (a non-GAAP measure)*	14.80%	15.49%	13.24%	12.81%	12.91%
Total Shareholders’ Equity to Total Assets	10.04%	7.95%	7.59%	7.28%	7.33%
Interest rate spread (2)	2.93%	3.19%	3.16%	3.12%	3.24%
Net Interest Margin, taxable equivalent (3)	3.22%	3.33%	3.25%	3.21%	3.32%
Efficiency ratio (4)	67.92%	66.25%	67.51%	68.93%	68.62%
Operating Efficiency Ratio (a non-GAAP measure)*	63.78%	66.05%	67.51%	68.93%	68.62%

Wealth Management Assets
Market Value of Assets Under Management & Administration	$3,452,852	$2,876,702	$3,085,669	$2,689,103	$2,449,139

Asset Quality
Non-Performing Loans	$5,651	$642	$1,298	$1,676	$1,481
Non-Performing Loans/Total Loans	0.25%	0.04%	0.10%	0.13%	0.12%
Net (Charge-Offs)/Recoveries	$(1,592)	$(54)	$(303)	$(62)	$(153)
Allowance/Total Loans	0.82%	1.08%	1.13%	1.16%	1.27%

Capital Ratios (5):
Total capital	13.61%	13.25%	13.75%	13.14%	13.05%
Tier 1 capital	12.70%	12.07%	12.50%	11.89%	11.80%
Common Equity Tier 1	12.70%	12.07%	12.50%	11.89%	11.80%
Tier 1 leverage capital	8.98%	8.49%	8.06%	7.95%	7.75%

Other Data:
Number of full service offices	16	10	11	11	12
Full time equivalent employees	303	252	239	238	228

* See GAAP to Non-GAAP reconciliations in Item 7

(1)	Dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890.  At December 31, 2019, the Company had total assets of approximately $2.9 billion. Currently, the Bank operates 16 private banking offices in in Eastern Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. The Company’s Assets under Management and Administration as of December 31, 2019 were approximately $3.5 billion.  The Bank’s clients consist primarily of small- and medium-sized businesses and retail customers in these communities and surrounding areas throughout Massachusetts and New Hampshire.

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

In addition, the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020 will impact our methodology for estimating the allowance for loan losses. See Note 3 - Recently Issued and Adopted Accounting Standards in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data elsewhere in this report.

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

 Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaced the previous GAAP method of calculating credit losses. Previously, GAAP required the use of the incurred loss methodology, which used a higher threshold at which probable losses were calculated and recorded. ASU 2016-13 requires the use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, which requires institutions to account for probable losses that previously would not have been part of the calculation. The CECL methodology incorporates future forecasting in addition to historical and current measures. For public entities that file with the SEC, ASU 2016-13 becomes effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

ASU 2016-13 must be applied to held to maturity (“HTM”) debt securities, available for sale (“AFS”) debt securities, and loans held for portfolio. A modified-retrospective approach will be applied cumulatively to retained earnings. Early adoption was permitted as of the fiscal years beginning after December 15, 2018. In November 2018, FASB issued ASU 2018-19 to clarify that operating lease receivables are not in scope of the credit losses standard. The Company will adopt ASU 2016-13 on January 1, 2020. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, and HTM debt securities.

CECL also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASU 2016-13 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell or believes that is more likely than not they will be required to sell.

The Company assembled a cross-functional project team that met regularly to address the additional data requirements, to determine the approach for implementation and to identify new internal controls over enhanced accounting processes upon the adoption of ASU 2016-13. This included assessing the adequacy of existing loan and loss data, as well as assessing models for default and loss estimates.

The Company has completed the development of its CECL methodology. To estimate the allowance for loans and off-balance sheet credit exposures, such as unfunded loan commitments, the Company will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses.

The project team completed limited “trial” runs and analytical reviews through the year ended December 31, 2019. The Company expects to complete independent model validation and to finalize its documentation of the new processes and controls in the first quarter of 2020.

Upon adoption of ASU 2016-13 on January 1, 2020, the Company currently expects to recognize a total increase in the allowance for credit loss for loans (a contra-asset) and for off-balance sheet credit exposures (a liability) in the range of $200,000 to $1.5 million, and a one-time cumulative-effect adjustment that decreases retained earnings in the range of $144,000 to $1.1 million (net of tax). The Company does not expect to record a reserve for its HTM debt securities.  The adoption of ASU 2016-13 is not expected to have a material impact on our regulatory capital ratios.

See Note 3 – Recently Issued and Adopted Accounting Standards to the Audited Consolidated Financial Statements for additional details on other recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

COVID-19

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Results of Operations

Results of Operations for the years ended December 31, 2019 and 2018

General. Net income increased by $1.4 million, or 5.8%, to $25.3 million for the year ended December 31, 2019, from $23.9 million for the year ended December 31, 2018, primarily due to a $13.6 million increase in net interest and dividend income after the provision for loan losses and a $3.4 million increase in noninterest income . These increases were partially offset by a $14.2 million increase in noninterest expense and higher provision for income taxes of $1.5 million.  Diluted earnings per share were $5.37 for 2019, representing a 6.9% decrease over diluted earnings per share of $5.77 for 2018. Net income for 2019 included non-operating expenses of $4.7 million related to costs associated with the Company’s December common stock offering and merger related expenses resulting from the completed merger with Optima Bank & Trust Company (“Optima”) and the pending merger with Wellesley Bancorp, Inc. (“Wellesley”).

Excluding non-operating expenses, operating net income was $29.2 million for the year ended December 31, 2019, an increase of $5.1 million, or 21.4%, as compared to operating net income of $24.0 million for 2018. Operating diluted earnings per share were $6.20 for 2019, representing a 7% increase over operating diluted earnings per share of $5.80 for 2018.

Net Interest and Dividend Income. Net interest and dividend income before provision for loan losses increased by $15.1 million, or 23.8%, to $78.7 million for the year ended December 31, 2019, as compared to $63.6 million for the year ended 2018, primarily due to loan growth, both organic and as a result of the Optima merger and higher levels of interest-earning assets.

•	Interest on loans increased by $26.7 million, or 45.7%, primarily due to organic loan growth and the impact of loan balances acquired related to the Optima merger.
•

Interest on deposits increased $10.6 million, or 211.4%, due to an increase in cost primarily as a result of the impact of the cost of deposits acquired from our merger with Optima and growth within our higher cost savings products.

Total average interest-earning assets increased by $532.0 million , or 27.7%, to $2.5 billion for the year ended December 31, 2019 from $1.9 billion in 2018. The Company’s net interest margin, on a fully tax equivalent basis, decreased 11 basis points to 3.22% for the year ended December 31, 2019, as compared to 3.33% in 2018, and the net interest rate spread decreased 26 basis points to 2.93% for the year ended December 31, 2019, as compared to 3.19% in 2018.

Interest and Dividend Income. Total interest and dividend income increased by $27.3 million, or 39.5%, to $96.3 million for the year ended December 31, 2019, from $69.1 million in 2018, primarily due to a $26.7 million increase in interest income on loans.

Interest Expense. Interest expense increased by $12.2 million, or 222.7% to $17.6 million for the year ended December 31, 2019, from $5.5 million in 2018, primarily as a result of the impact of the cost of deposits acquired from our merger with Optima and growth within our higher cost savings products.

Average interest-bearing liabilities increased $462.6 million to $1.7 billion at December 31, 2019 from $1.3 billion, which contributed to a 44 basis points increase in the average cost of funds of 0.72% from 0.28%. The increase in average interest-bearing liabilities was primarily driven by higher average savings account balances of $202.9 million, higher average money market accounts of $96.4 million, higher average certificates of deposits of $87.3 million, and higher average other borrowed funds of $68.0 million.

Provision for Loan Losses. The Company recorded a provision for loan losses of $3.0 million for the year ended December 31, 2019, compared to a provision for loan losses of $1.5 million  in 2018. The increase is the result of strong loan growth and a $1.2 million charge-off on an acquired commercial real estate loan during the third quarter of 2019. The charge-off was taken upon receipt of information indicating misstatements of fact and potential borrower fraud. We believe this to be an isolated incident and do not have any additional exposure to the borrower. We recorded net charge-offs of $1.6 million for the year ended December 31, 2019, as compared to net charge-offs of $54,000 during the same period in 2018. The allowance for loan losses was  $18.2 million, or 0.82% of total loans outstanding at December 31, 2019, as compared to $16.8 million, or 1.08% of total loans outstanding at year end 2018.

  Noninterest Income. Noninterest income increased by $3.4 million, or 10.3%, to $36.4 million for the year ended December 31, 2019, as compared to $33.0 million for the same period in 2018, primarily as a result of higher Wealth Management revenue, higher gains on loans sold and higher loan prepayment income. Total noninterest income was 31.6% of total revenue for the year ended December 31, 2019.

•

Wealth Management revenue increased by $1.3 million, or 5.2%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to higher average assets under management during the period and higher average fees. Assets under Management combined with Assets under Administration were $3.5 billion at December 31, 2019, as compared to $2.9 billion at December 31, 2018.

•	Gain on loans sold increased by $1.1 million as compared to the same period in 2018 primarily due to the sale of residential mortgages totaling $90.0 million during 2019.
•	Other income increased $658,000 during the year ended 2019 primarily as a result of higher loan prepayment income during the year.

 The categories of Wealth Management revenues are shown in the following table:

	For the Year Ended December 31,
	2019	2018
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$25,544	$24,126
Asset-based revenues	25,544	24,126
Financial planning fees and other service fees	955	1,065
Total wealth management revenues	$26,499	$25,191

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2019	2018
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,759,547	$2,971,322
Gross client asset inflows	343,477	313,629
Gross client asset outflows	(348,938)	(490,094)
Net market impact	533,285	(35,310)
Balance at the end of the period	$3,287,371	$2,759,547
Weighted average management fee	0.84%	0.81%

There were no significant changes to the average fee rates and fee structure for the year ended December 31, 2019 and 2018.

Noninterest Expense. Noninterest expense increased by $14.2 million, or 22.2%, to $78.2 million for the year ended December 31, 2019, as compared to $64.0 million for the year ended December 31, 2018, primarily driven by an increase in non-operating expenses, salaries and employee benefit expense, occupancy and equipment expense, data processing fees, and professional service fees. The increase to noninterest expense was partially offset by lower marketing, and FDIC insurance expenses.

•

Non-operating expense of $4.7 million were primarily related to professional fees, compensation and severance payments, and contract termination costs associated with the Optima merger combined with expenses associated with the pending Wellesley merger and the December 2019 common equity offering.

•	Salaries and employee benefit increases of $6.3 million were primarily the result of the merger with Optima, increased staffing to support business initiatives, and higher employee benefit costs.
•	Occupancy and equipment expense increases of $1.8 million were primarily due to the merger with Optima and additional office space in Boston, Massachusetts.
•	Data processing expense increases of $1.1 million were primarily due to increased transaction volume related to the merger with Optima and investments made in technology.

Income Tax Expense. The Company recorded a provision for income taxes of $8.7 million for the year ended December 31, 2019, as compared to $7.2 million for the same period in 2018, reflecting effective tax rates of 25.5% and 23.2%, respectively. The increase in the effective tax rate was primarily driven by the costs associated with the Optima merger, the pending Wellesley merger and the common stock offering completed during the fourth quarter of 2019, as some of these items were nondeductible for tax purposes.

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

Interest Expense. Interest expense increased by $1.9 million, or 52.4% to $5.5 million for the year ended December 31, 2018, from $3.6 million in 2017, primarily due to a combination of higher interest rates and higher average interest-bearing liabilities.  Average cost of funds increased eight basis points to 0.28% for the year ended December 31, 2018, from 0.20% in 2017. Average interest bearing liabilities increased $42.6 million to $1.3 billion at December 31, 2018, primarily driven by an increase in average savings account balances of $52.8 million, higher average money market accounts of $24.6 million, higher average checking accounts of $15.0 million, partially offset by lower average certificates of deposits of $32.4 million, and lower average other borrowed funds of $17.4 million. We experienced an increase in the average cost of savings and money market accounts during 2018, as the Company continues to offer competitively priced products to attract new clients and deepen existing client relationships.

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

Noninterest Expense. Noninterest expense increased by $4.7 million, or 7.9%, to $64.0 million for the year ended December 31, 2018, as compared to $59.3 million in 2017, primarily driven by increases in salaries and employee benefits expense, marketing expense, data processing expense, and merger related expenses.  The increase in salaries and employee benefits expense of $4.8 million was driven by the combination of increased staffing to support business initiatives, higher employee benefit costs including performance-based equity compensation, and the adoption of ASU 2017-07 for the presentation of net periodic pension costs and net periodic postretirement benefit costs in 2018. The retrospective application of ASU 2017-07 for the twelve months ended December 31, 2017 resulted in a decrease in salaries and employee benefits and an increase in other expenses of approximately $252,000. The increase of $609,000 in marketing was due to costs related to the Bank’s rebranding efforts, which included the development of a new brand, website, and advertising campaign. The increase of $221,000 in data processing expense was due to investments made in technology. The merger expenses of $201,000 were professional services related to the pending acquisition of Optima.

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

Changes in Financial Condition

Total Assets. Inclusive of the merger with Optima and organic growth, total assets increased $754.2 million, or 35.9%, from December 31, 2018 and were $2.9 billion as of December 31, 2019.  The increase was primarily the result of a $667.0 million increase in total loans, a $42.9 million increase in cash and cash equivalents, right-of-use assets of $33.6 million associated with the Company’s operating leases, goodwill of $30.8 million associated with the Optima merger, partially offset by lower investment securities of $52.5 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $42.9 million to $61.3 million at December 31, 2019, from $18.5 million at December 31, 2018.

Investment Securities. The carrying value of total investment securities decreased by $52.5 million to $398.5 million at December 31, 2019, from $451.0 million at December 31, 2018, as cash flows were used to reduce wholesale funding.

Loans. Inclusive of the merger with Optima and organic growth, total loans increased by $667.0 million, or 42.8%, to $2.2 billion at December 31, 2019, from $1.6 billion at December 31, 2018.

•	Residential real estate loans increased $313.2 million to $917.6 million at December 31, 2019, from $604.3 million at December 31, 2018.
•	Commercial real estate loans increased $302.6 million to $1.1 billion at December 31, 2019, from $758.0 million at December 31, 2018.
•	Commercial & industrial loans increased $39.5 million to $133.2 million at December 31, 2019, from $93.7 million at December 31, 2018.

Excluding the impact of the merger with Optima, organic loan growth during 2019 consisted of:

•	Commercial real estate loans increased $188.3 million, or 24.8%, from December 31, 2018.
•	Commercial and industrial loans increased $9.3 million, or 9.9%, from December 31, 2018.
•	Residential mortgage loans decreased $1.3 million from December 31, 2018. The Company had total residential mortgage loan sales of $90.0 million of residential mortgages in 2019.

For further details, see the Organic Loan and Deposit Growth table at the end of this section.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2019, our investment in bank-owned life insurance was $37.3 million, a $6.4 million increase from $30.9 million at December 31, 2018, primarily due to additional policies associated with the Optima merger.

Goodwill and merger related intangibles.  The Company recorded additional goodwill of $30.8 million and other merger related intangibles of $3.6 million during the second quarter of 2019, due to the merger with Optima. Goodwill and merger related intangible assets were $31.2 million and $3.3 million, respectively, at December 31, 2019.

Right of use assets. At December 31, 2019, the Company had right-of-use assets related to its operating leases of $33.6 million due to the adoption of new lease accounting guidance in 2019.

Other assets. Other assets increased $14.7 million, or 53.1%, to $42.3 million at December 31, 2019, from $27.6 million at December 31, 2018, primarily due to an increase in loan related derivative assets and retirement plan assets.

Deposits. Inclusive of Optima, total deposits grew by $547.5 million, or 30.2%, to $2.4 billion at December 31, 2019, from $1.8 billion at December 31, 2018, primarily driven by a combination of the impact of the Optima merger and organic core deposit growth.

•	Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $486.6 million, or 28.8%, to $2.2 billion from $1.7 billion at December 31, 2018.
•

Excluding the impact of the Optima merger, organic growth in core deposits was $172.0 million, or 10.2%, at December 31, 2019. Growth in core deposits during 2019 was attributable to successful deposit campaigns, as we strived to attract and deepen client relationships.

•

The cost of total deposits for the year ended December 31, 2019 was 0.70%, as compared to 0.28% for the same period in 2018, driven by the impact of higher deposit rates associated with the Optima merger and the promotional deposit campaigns described above.

Certificates of deposit, which totaled $182.3 million at December 31, 2019, increased by $60.9 million from $121.4 million at December 31, 2018, primarily due to the merger with Optima. Total brokered certificates of deposit, which are included within certificates of deposit, were $7.1 million and $27.5 million at December 31, 2019 and December 31, 2018, respectively.

For further details on the loans and deposits acquired, see the Organic Loan and Deposit Growth table provided at the end of this section.

Borrowings. At December 31, 2019, borrowings consisted of advances from the FHLB of Boston. Total borrowings increased $42.3 million to $135.7 million at December 31, 2019, from $93.4 million at December 31, 2018 as the Company utilized short-term borrowings to fund loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $119.5 million, or 71.6%, to $286.6 million at December 31, 2019, from $167.0 million at December 31, 2018, primarily due to net income of $25.3 million, $59.4 million of equity increase as a result of the Optima merger, $38.2 million (net of underwriting fees) from the Company’s fourth quarter 2019 common stock offering, and stock-based compensation during 2019. Increases in equity were partially offset by regular dividend payments of $9.5 million paid during the year.

 The Company’s ratio of tangible common equity to tangible assets increased 12.6%, to 8.93%, at December 31, 2019 from 7.93% at December 31, 2018, primarily due to receipt of proceeds from the December 2019 equity offering, partially offset by growth and the impact of goodwill and acquisition related intangibles recorded as a result of the merger with Optima. Tangible book value per share grew by $6.09, or 15.0%, to $46.66 as of December 31, 2019, as compared to $40.57 as of December 31, 2018.

Organic Loan and Deposit Growth (dollars in thousands)

				December 2018 vs December 2019
	December 31,	December 31,	Balance	Organic	Organic
	2019	2018	Acquired	Growth/(Loss) $	Growth/(Loss) %
Loans
Residential mortgage	$917,566	$604,331	$314,552	$(1,317)	(0.2%)
Commercial mortgage	1,060,574	757,957	114,338	188,279	24.8%
Home equity	80,675	69,336	15,452	(4,113)	(5.9%)
Commercial & Industrial	133,236	93,712	30,215	9,309	9.9%
Consumer	34,677	34,436	849	(608)	(1.8%)
Total loans	$2,226,728	$1,559,772	$475,406	$191,550	12.3%
Deposits
Demand	$630,593	$494,492	$58,722	$77,379	15.6%
Interest bearing checking	450,098	431,702	49,454	(31,058)	(7.2%)
Money market	181,406	135,585	68,183	(22,362)	(16.5%)
Savings	914,499	628,212	138,285	148,002	23.6%
Core deposits	2,176,596	1,689,991	314,644	171,961	10.2%
Certificates of deposit	182,282	121,419	162,545	(101,682)	(83.7%)
Total deposits	$2,358,878	$1,811,410	$477,189	$70,279	3.9%

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

	For the Year Ended December 31,
Operating Net Income / Operating Diluted EPS	2019	2018	2017	2016	2015
	(in thousands, except share data)

Net Income (a GAAP measure)	$25,257	$23,881	$14,816	$16,896	$15,694
Add: Merger and Capital Raise Expenses (Pretax)	4,721	201	—	—	—
Add: (Gain)/loss on disposition of investment securities	79	(2)	3	—	—
Tax effect of Merger and Capital Raise Expenses, and Gain (loss) on disposition of investment securities(1)	(901)	(56)	(1)	—	—
Add: Impact of the tax cuts and jobs act of 2017(2)	—	—	3,869	—	—
Operating Net Income (a non-GAAP measure)	$29,156	$24,024	$18,687	$16,896	$15,694
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(243)	(239)	(157)	(181)	—
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$28,913	$23,785	$18,530	$16,715	$15,694
Weighted Average Diluted Shares	4,661,720	4,098,633	4,065,754	4,028,944	3,993,599
Operating Diluted earnings per share (a non-GAAP measure)	$6.20	$5.80	$4.56	$4.15	$3.93

(1)

The net tax benefit associated with non-operating items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

(2)	Income tax adjustment related to the re-measurement of net deferred tax assets due to the Tax Cuts and Jobs Act.

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$286,561	$167,026	$147,957	$134,671	$125,063
Less: Goodwill and acquisition related intangibles (GAAP)	(34,544)	(412)	(412)	(412)	(412)
Tangible Common Equity (a non-GAAP measure)	252,017	166,614	147,545	134,259	124,651
Total assets (GAAP)	2,855,563	2,101,384	1,949,934	1,848,999	1,706,201
Less: Goodwill and acquisition related intangibles (GAAP)	(34,544)	(412)	(412)	(412)	(412)
Tangible assets (a non-GAAP measure)	$2,821,019	$2,100,972	$1,949,522	$1,848,587	$1,705,789
Tangible Common Equity Ratio (a non-GAAP measure)	8.93%	7.93%	7.57%	7.26%	7.31%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$252,017	$166,614	$147,545	$134,259	$124,651
Common shares outstanding	5,400,868	4,107,051	4,082,188	4,036,879	4,000,181
Tangible Book Value Per Share (a non-GAAP measure)	$46.66	$40.57	$36.14	$33.26	$31.16

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”) and U.S. GSE mortgage-backed securities, corporate debt securities, and mutual funds. These securities are carried at fair value, and unrealized gains and losses net of applicable income taxes are recognized as a separate component of shareholders’ equity. The fair value of securities available for sale totaled $140.3 million and included gross unrealized gains of $231,000 and gross unrealized losses of $1.0 million at December 31, 2019. At December 31, 2018, the fair value of securities available for sale totaled $168.2 million and included gross unrealized gains of $118,000  and gross unrealized losses of $4.2 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of December 31, 2019 are carried at their amortized cost of $258.2 million. At December 31, 2018, the amortized cost of securities held to maturity totaled $282.9 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity, and the percentage distribution at the dates indicated:

	December 31,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$37,848	27%	$74,039	44%
Mortgage-backed securities	102,482	73%	89,268	53%
Corporate debt securities	—	0%	4,856	3%
Total securities available for sale	$140,330	100%	$168,163	100%
Held to maturity securities
U.S. GSE obligations	$5,000	2%	$32,571	12%
Mortgage-backed securities	161,759	63%	168,118	59%
Corporate debt securities	6,980	3%	6,972	2%
Municipal securities	84,433	32%	75,208	27%
Total securities held to maturity	$258,172	100%	$282,869	100%
Total	$398,502	100%	$451,032	100%

The following tables set forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.4%	$20,000	1.5%	$5,000	2.3%	$8,000	2.6%	$38,000	1.8%
Mortgage-backed securities	—	—	37	5.4%	36,393	1.9%	66,679	2.1%	103,109	2.0%
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$5,000	1.4%	$20,037	1.5%	$41,393	1.9%	$74,679	2.1%	$141,109	2.0%

Held to maturity securities
U.S. GSE obligations	$5,000	1.6%	$—	—	$—	—	$—	—	$5,000	1.6%
Mortgage-backed securities	—	—	2	5.6%	48,088	2.7%	113,669	2.6%	161,759	2.6%
Corporate debt securities	—	—	6,980	2.6%	—	—	—	—	6,980	2.6%
Municipal securities	3,270	4.6%	10,606	4.2%	45,201	3.7%	25,356	3.4%	84,433	3.7%
Total held to maturity securities	$8,270	2.8%	$17,588	3.6%	$93,289	3.2%	$139,025	2.8%	$258,172	3.0%
Total	$13,270	2.3%	$37,625	2.4%	$134,682	2.8%	$213,704	2.5%	$399,281	2.6%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2018	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$10,004	1.1%	$65,000	1.5%	$—	—	$—	—	$75,004	1.4%
Mortgage-backed securities	—	—	78	5.4%	33,768	1.8%	58,425	2.0%	92,271	1.9%
Corporate debt securities	2,008	1.5%	3,007	2.5%	—	—	—	—	5,015	2.1%
Total available for sale securities	$12,012	1.1%	$68,085	1.5%	$33,768	1.8%	$58,425	2.0%	$172,290	1.7%

Held to maturity securities
U.S. GSE obligations	$5,001	1.4%	$27,570	2.5%	$—	—	$—	—	$32,571	2.4%
Mortgage-backed securities	50	4.2%	—	—	34,434	2.4%	133,634	2.9%	168,118	2.8%
Corporate debt securities	—	—	6,972	2.6%	—	—	—	—	6,972	2.6%
Municipal securities	4,630	4.8%	13,259	4.4%	41,390	3.8%	15,929	3.6%	75,208	3.9%
Total held to maturity securities	$9,681	3.1%	$47,801	3.1%	$75,824	3.2%	$149,563	3.0%	$282,869	3.1%
Total	$21,693	2.0%	$115,886	2.2%	$109,592	2.7%	$207,988	2.7%	$455,159	2.5%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% for 2018 and 2019.

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

As of December 31, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.74% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 3.15%, or $63,000, of its amortized cost. The largest unrealized dollar loss of any single security was $96,000, or 1.93%, of its amortized cost.

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

The following summary shows the composition of the loan portfolio at the dates indicated:

	December 31,
	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$430,877	19%	$293,267	19%	$298,851	22%	$305,404	23%	$338,576	29%
Mortgages - adjustable rate	467,139	21%	309,656	20%	239,027	18%	228,028	17%	206,835	17%
Construction	17,374	1%	—	0%	—	0%	—	0%	—	0%
Deferred costs net of unearned fees	2,176	0%	1,408	0%	1,042	0%	972	0%	834	0%
Total residential mortgages	917,566	41%	604,331	39%	538,920	40%	534,404	40%	546,245	46%
Commercial mortgage
Mortgages - nonowner occupied	870,047	40%	654,394	42%	562,203	41%	513,578	39%	422,923	35%
Mortgages - owner occupied	114,095	5%	59,335	4%	35,343	3%	43,932	3%	43,265	4%
Construction	76,288	3%	44,146	3%	35,904	3%	58,406	4%	44,624	4%
Deferred costs net of unearned fees	144	0%	82	0%	199	0%	224	0%	259	0%
Total commercial mortgages	1,060,574	48%	757,957	49%	633,649	47%	616,140	46%	511,071	43%
Home equity
Home equity - lines of credit	73,880	3%	63,421	4%	70,326	5%	70,883	6%	59,676	5%
Home equity - term loans	6,555	1%	5,665	0%	3,863	0%	3,925	0%	3,630	0%
Deferred costs net of unearned fees	240	0%	250	0%	255	0%	243	0%	216	0%
Total home equity	80,675	4%	69,336	4%	74,444	5%	75,051	6%	63,522	5%
Commercial & industrial
Commercial & industrial	133,337	6%	93,728	6%	65,305	5%	59,638	5%	42,209	4%
Deferred costs net of unearned fees	(101)	0%	(16)	0%	(10)	0%	68	0%	175	0%
Total commercial & industrial	133,236	6%	93,712	6%	65,295	5%	59,706	5%	42,384	4%
Consumer
Secured	33,453	1%	33,252	2%	37,272	3%	33,386	3%	27,390	2%
Unsecured	1,199	0%	1,171	0%	1,303	0%	1,451	0%	1,585	0%
Deferred costs net of unearned fees	25	0%	13	0%	16	0%	16	0%	17	0%
Total consumer	34,677	1%	34,436	2%	38,591	3%	34,853	3%	28,992	2%
Total loans	$2,226,728	100%	$1,559,772	100%	$1,350,899	100%	$1,320,154	100%	$1,192,214	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $917.6 million at December 31, 2019, an increase of $313.2 million, or 51.8%, from $604.3 million at December 31, 2018 and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 41% and 39% of total loans at December 31, 2019 and December 31, 2018, respectively.

The average loan balance outstanding in the residential portfolio was $390,000 and the largest individual residential mortgage loan outstanding was $9.0 million as of December 31, 2019. At December 31, 2019, this loan was performing in accordance with its original terms.

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

Generally, our residential construction loans are based on complete value per plans and specifications, with loan proceeds used to construct the house for single family primary residence. Loans are provided for terms up to 12 months during the construction phase, with loan-to-values that generally do not exceed 80% on as complete basis.  The loans then convert to permanent financing at terms up to 360 months.

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

The Company was servicing mortgage loans sold to others without recourse of approximately $159.6 million at December 31, 2019 and $90.2 million at December 31, 2018.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Originations for retention in portfolio	$229,163	$135,468	$101,307
Originations for sale to the secondary market	17,537	9,431	15,663
Total	$246,700	$144,899	$116,970

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Loans sold with servicing rights retained	$82,932	$1,605	$11,906
Loans sold with servicing rights released	7,006	7,826	10,338
Total	$89,938	$9,431	$22,244

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.3 million, $666,000, and $793,000 at December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

Commercial Mortgage.  Commercial real estate loans were $1.1 billion as of December 31, 2019, an increase of $302.6 million, or 39.9%, from $758.0 million at December 31, 2018. The commercial real estate loan portfolio represented 48% and 49% of total loans at December 31, 2019 and December 31, 2018, respectively. The average loan balance outstanding in this portfolio was $1.3 million and the largest individual commercial real estate loan outstanding was $24.0 million as of December 31, 2019. At December 31, 2019, this commercial mortgage was performing in accordance with its original terms.

Commercial real estate loans are secured by a variety of property types, with approximately 87.2% of the total at December 31, 2019  composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties.

Generally, our commercial real estate loans are for terms of up to 10 years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Generally, our commercial construction loans are speculative in nature, with loan proceeds used to acquire and develop real estate property for sale or rental. Loans are provided for terms up to 36 months during the construction phase, with loan-to-values that generally do not exceed 75% on both an ‘as is’ and ‘as complete and stabilized’ basis.  Construction projects are primarily for the development of residential property types, inclusive of 1-4 family and multifamily properties.

Home Equity. The home equity portfolio totaled $80.7 million and $69.3 million at December 31, 2019 and December 31, 2018, respectively. The home equity portfolio represented 4% of total loans at December 31, 2019 and December 31, 2018. At December 31, 2019, our largest home equity line of credit was a $2.0 million line of credit and had no outstanding balance at December 31, 2019. At December 31, 2019, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (C&I).  The commercial and industrial portfolio totaled $133.2 million at December 31, 2019, an increase of $39.5 million, or 42.2%, from $93.7 million at December 31, 2018. C&I loans represented 6% of total loans at December 31, 2019 and December 31, 2018. The average loan balance outstanding in this portfolio was $209,000 and the largest individual commercial and industrial loan outstanding was $10.5 million as of December 31, 2019. At December 31, 2019, this loan was performing in accordance with its original terms.

The Company’s Innovation Banking and asset-based loans are reported within the C&I portfolio.

•

At December 31, 2019, Innovation Banking loans totaled $30.3 million and the average loan balance outstanding in this portfolio was $1.3 million.  The largest individual loan outstanding was $5.7 million and this loan was performing in accordance with its original terms.

•

At December 31, 2019, asset-based loans totaled $23.2 million and the average loan balance outstanding in this portfolio was $2.3 million. The largest individual loans outstanding was $10.5 million and this loan was performing in accordance with its original terms.

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

Consumer.  The consumer loan portfolio totaled $34.7 million at December 31, 2019, an increase of $241,000, or 0.7%, from $34.4 million at December 31, 2018.  Consumer loans represented 1% and 2% of the total loan portfolio at December 31, 2019 and December 31, 2018, respectively. Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets. The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

The following table summarizes the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2019. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2019
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$5,441	$12,389	$899,736	$917,566
Commercial mortgage	49,781	297,723	713,070	1,060,574
Home equity	265	960	79,450	80,675
Commercial & Industrial	43,761	65,292	24,183	133,236
Consumer	34,413	145	119	34,677
Total	$133,661	$376,509	$1,716,558	$2,226,728

The following table summarizes the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed or variable rate of interest at December 31, 2019:

	December 31, 2019
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$447,334	$470,232	$—	$917,566
Commercial mortgage	404,100	287,332	369,142	1,060,574
Home equity	6,777	—	73,898	80,675
Commercial & Industrial	48,076	6,468	78,692	133,236
Consumer	788	606	33,283	34,677
Total	$907,075	$764,638	$555,015	$2,226,728

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming loans is as follows:

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Nonaccruals	$4,160	$525	$1,148	$1,023	$1,481
Loans past due > 90 days, but still accruing	1,264	—	—	232	—
Troubled debt restructurings	227	117	150	421	—
Total nonperforming loans	$5,651	$642	$1,298	$1,676	$1,481
Accruing troubled debt restructured loans	$—	$6	$29	$—	$—
Nonperforming loans as a percentage of gross loans	0.25%	0.04%	0.10%	0.13%	0.12%
Nonperforming loans as a percentage of total assets	0.20%	0.03%	0.07%	0.09%	0.09%

At December 31, 2019, 2018, and 2017 impaired loans had specific reserves of $87,000, $0, and $93,000 respectively.

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

Nonperforming loans increased during 2019 from 2018 primarily due to an increase in loans on nonaccrual at December 31, 2019. Nonperforming loans decreased during 2018 from 2017 primarily as a result of a decrease in loans on nonaccrual at December 31, 2018, as compared to December 31, 2017.

The Company continues to monitor closely the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2019 and December 31, 2018, although such values may fluctuate with changes in the economy and the real estate market.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,226,728	$1,559,772	$1,350,899	$1,320,154	$1,192,214
Average loans outstanding (net of unearned discount and deferred loan fees)	$1,969,696	$1,417,237	$1,333,341	$1,262,497	$1,144,965
Balance of allowance for loan losses at the beginning of year	$16,768	$15,320	$15,261	$15,191	$14,269
Loans charged-off:
Commercial and industrial	(338)	(73)	(284)	(71)	(124)
Commercial mortgage	(1,270)	—	—	—	—
Residential mortgage	—	—	—	—	(37)
Home Equity	—	—	—	—	(1)
Consumer	(48)	(36)	(39)	(33)	(16)
Total loans charged-off	$(1,656)	$(109)	$(323)	$(104)	$(178)
Recovery of loans previously charged-off:
Commercial and industrial	53	48	13	14	4
Commercial mortgage	—	—	—	7	8
Residential mortgage	—	—	—	13	—
Home Equity	—	—	—	1	—
Consumer	11	7	7	7	13
Total recoveries of loans previously charged-off:	64	55	20	42	25
Net loan (charge-offs) recoveries	$(1,592)	$(54)	$(303)	$(62)	$(153)
Provision charged to operating expense	3,004	1,502	362	132	1,075
Balance at end of period	$18,180	$16,768	$15,320	$15,261	$15,191
Ratio of net (charge-offs) recoveries during the year to average loans outstanding	(0.08)%	(0.00)%	(0.02)%	(0.00)%	(0.01)%
Ratio of allowance for loan losses to loans outstanding	0.82%	1.08%	1.13%	1.16%	1.27%

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

At December 31, 2019, we had a total of $175.2 million in certificates of deposit, excluding brokered deposits, of which $141.3 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe the Bank will retain a large portion of these accounts upon maturity. The Bank had total brokered deposits of $7.1 million, $27.5 million and $52.7 million at December 31, 2019, 2018, and 2017, respectively.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:

	December 31,			December 31,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(dollars in thousands)
Demand deposits (non-interest bearing)	$567,500	25.5%	—	$521,091	29.2%	—
Interest bearing checking	417,226	18.8%	0.09%	409,178	23.0%	0.08%
Money Market	189,836	8.5%	1.06%	93,449	5.2%	1.14%
Savings	827,279	37.3%	0.97%	624,421	35.1%	0.78%
Retail certificates of deposit under $100,000	58,677	2.6%	1.13%	36,408	2.0%	0.69%
Retail certificates of deposit of $100,000 or greater	111,018	5.0%	1.42%	59,226	3.3%	1.27%
Wholesale certificates of deposit	51,604	2.3%	1.82%	38,373	2.2%	1.69%
Total	$2,223,140	100%	0.61%	$1,782,146	100%	0.44%

Retail certificates of deposit of $100,000 or greater by maturity are as follows:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Less than 3 months remaining	$35,054	$7,807	$22,995
3 to 5 months remaining	32,245	7,361	10,535
6 to 11 months remaining	27,119	14,078	6,361
12 months or more remaining	24,178	28,446	29,202
Total	$118,596	$57,692	$69,093

Retail certificates of deposit of $100,000 or greater totaled $118.6 million, $57.7 million, and, $69.1 million at December 31, 2019, 2018, and 2017, respectively.  Interest expense on retail certificates of deposit of $100,000 or greater was $2.1 million, $467,000, and, $446,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$51,306	$49,360	$75,284
1.00% to 1.99%	62,986	52,888	84,546
2.00% to 2.99%	67,990	19,171	—
Total	$182,282	$121,419	$159,830

Borrowings.  The Bank’s borrowings consisted primarily of FHLB of Boston advances collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings with the FHLB of Boston totaled $135.7 million at December 31, 2019, an increase of $42.3 million compared to $93.4 million at December 31, 2018. The Bank’s remaining borrowing capacity at the FHLB of Boston at December 31, 2019 was approximately $345.5 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. See Note 12, “Borrowings,” for a schedule, including related interest rates and other information.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$1,952,374	$84,382	4.32%	$1,407,079	$57,941	4.12%	$1,318,284	$51,238	3.89%
Tax-exempt	17,322	740	4.27	10,158	469	4.62	15,057	764	5.07
Securities available for sale (3)
Taxable	154,256	2,884	1.87	194,419	3,202	1.65	248,787	4,011	1.61
Securities held to maturity
Taxable	204,909	5,079	2.48	189,120	4,255	2.25	111,452	2,310	2.07
Tax-exempt	75,432	2,897	3.84	76,966	3,043	3.95	81,528	4,000	4.91
Cash and cash equivalents	50,839	731	1.44	45,365	595	1.31	41,888	291	0.69
Total interest-earning assets (4)	2,455,132	96,713	3.94%	1,923,107	69,505	3.61%	1,816,996	62,614	3.45%
Non interest-earning assets	162,529			73,330			73,532
Allowance for loan losses	(17,345)			(15,857)			(15,392)
Total assets	$2,600,316			$1,980,580			$1,875,136
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$417,226	$440	0.11%	$409,178	$247	0.06%	$394,132	$131	0.03%
Savings accounts	827,279	8,708	1.05	624,421	2,900	0.46	571,659	1,457	0.25
Money market accounts	189,836	2,481	1.31	93,449	597	0.64	68,891	103	0.15
Certificates of deposit	221,299	4,012	1.81	134,007	1,279	0.95	166,410	1,434	0.86
Total interest-bearing deposits	1,655,640	15,641	0.94%	1,261,055	5,023	0.40%	1,201,092	3,125	0.26%
Other borrowed funds	86,712	2,002	2.31	18,671	444	2.38	36,074	462	1.28
Total interest-bearing liabilities	1,742,352	17,643	1.01%	1,279,726	5,467	0.43%	1,237,166	3,587	0.29%
Non-interest-bearing liabilities
Demand deposits	567,500			521,091			470,871
Other liabilities	68,847			24,217			25,611
Total liabilities	2,378,699			1,825,034			1,733,648
Shareholders’ equity	221,617			155,546			141,488
Total liabilities & shareholders’ equity	$2,600,316			$1,980,580			$1,875,136
Net interest income on a fully taxable equivalent basis		79,070			64,038			59,027
Less taxable equivalent adjustment		(764)			(737)			(1,668)
Net interest income		$78,306			$63,301			$57,359
Net interest spread (5)			2.93%			3.19%			3.16%
Net interest margin (6)			3.22%			3.33%			3.25%
(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2019 and 2018 and 35% for 2017.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.

(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared with			Compared with
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$23,441	$3,000	$26,441	$3,560	$3,143	$6,703
Tax-exempt	308	(37)	271	(231)	(64)	(295)
Securities available for sale
Taxable	(716)	398	(318)	(894)	85	(809)
Securities held to maturity
Taxable	372	452	824	1,732	213	1,945
Tax-exempt	(60)	(86)	(146)	(214)	(743)	(957)
Cash and due from banks	76	60	136	26	278	304
Total interest income	$23,421	$3,787	$27,208	$3,979	$2,912	$6,891
Interest expense
Deposits
Checking accounts	5	188	193	5	111	116
Savings accounts	1,186	4,622	5,808	146	1,297	1,443
Money market accounts	936	948	1,884	49	445	494
Certificates of deposit	1,148	1,585	2,733	(299)	144	(155)
Total interest-bearing deposits	3,275	7,343	10,618	(99)	1,997	1,898
Other borrowed funds	1,571	(13)	1,558	(292)	274	(18)
Total interest expense	$4,846	$7,330	$12,176	$(391)	$2,271	$1,880
Change in net interest income	$18,575	$(3,543)	$15,032	$4,370	$641	$5,011

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

As of December 31, 2019:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+400	(6.9)	4.3
+300	(5.1)	3.3
+200	(3.4)	2.1
+100	(1.8)	0.5
–100	1.5	(6.1)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months and 24 months.

As of December 31, 2019:

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months and 24 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(2.6)	(0.7)
–100	1.7	(3.0)

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

The Bank’s economic value of equity analysis as of December 31, 2019 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 5.4% increase in the economic value of equity for the next 12 months, and a 11.0% increase in the economic value of equity for the next 24 months. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 16.7% increase in the economic value of equity over the next 12 months, and a 11.4% increase in the economic value of equity for the next 24 months. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of December 31, 2019.  This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

Capital Adequacy.  Total shareholders’ equity was $286.6 million at December 31, 2019, as compared to $167.0 million at December 31, 2018. The Company’s equity increased primarily due to net income of $25.3 million, $59.4 million of equity increase as a result of the Optima merger, $38.2 million (net of underwriting fees) from the Company’s fourth quarter 2019 common stock offering, and stock-based compensation during 2019. The ratio of total equity to total assets was 10.04% and 7.95% at December 31, 2019 and December 31, 2018, respectively.  Book value per share was $53.06 and $40.67, at December 31, 2019 and 2018, respectively.

The Company and the Bank are subject to various regulatory capital requirements.  As of December 31, 2019, the Company and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 18 – Shareholders’ Equity to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments by maturity at December 31, 2019:

	Payments Due — By Period as of December 31, 2019
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
FHLBB advances	$135,691	$135,691	$—	$—	$—
Retirement benefit obligations	27,728	2,375	5,022	5,465	14,866
Lease obligations	40,301	5,478	10,894	9,376	14,553
Certificates of deposit	182,282	139,565	37,894	4,823	—
Total contractual cash obligations	$386,002	$283,109	$53,810	$19,664	$29,419

	Amounts of Commitments Expiring — By Period as of December 31, 2019
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$428,020	$169,719	$105,881	$40,450	$111,970
Standby letters of credit	9,150	8,527	623	—	—
Originations of new loans	24,413	24,413	—	—	—
Total commitments	$461,583	$202,659	$106,504	$40,450	$111,970

On October 23, 2017, the Company announced its decision to freeze the accrual of benefits within the Pension Plan, effective December 31, 2017.  Further discussion regarding commitments and contingencies can be found in Note 17 – Commitments and Contingencies to the Consolidated Financial Statements.

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

Off-balance-sheet arrangements are more fully discussed in Note 16 – Financial Instruments with Off-Balance-Sheet Risk to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Item 7 of this report under “Market Risk and Asset Liability Management.”

Item 8. Financial Statements and Supplementary Data.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$61,335	$18,473
Investment securities
Available for sale, at fair value (amortized cost $141,109 and $172,290, respectively)	140,330	168,163
Held to maturity, at amortized cost (fair value $264,114 and $281,310, respectively)	258,172	282,869
Total investment securities	398,502	451,032
Loans held for sale, at lower of cost or fair value	1,546	—
Loans
Residential mortgage	917,566	604,331
Commercial mortgage	1,060,574	757,957
Home equity	80,675	69,336
Commercial & Industrial	133,236	93,712
Consumer	34,677	34,436
Total loans	2,226,728	1,559,772
Less: allowance for loan losses	(18,180)	(16,768)
Net loans	2,208,548	1,543,004
Federal Home Loan Bank of Boston Stock, at cost	7,854	6,844
Bank owned life insurance	37,319	30,933
Banking premises and equipment, net	14,756	8,578
Right-of-use asset operating leases	33,587	—
Deferred income taxes, net	8,229	8,717
Accrued interest receivable	7,052	5,762
Goodwill	31,206	412
Merger related intangibles, net	3,338	—
Other assets	42,291	27,629
Total assets	$2,855,563	$2,101,384
Liabilities
Deposits
Demand	$630,593	$494,492
Interest bearing checking	450,098	431,702
Money market	181,406	135,585
Savings	914,499	628,212
Certificates of deposit	182,282	121,419
Total deposits	2,358,878	1,811,410
Short-term borrowings	135,691	90,000
Long-term borrowings	—	3,409
Operating lease liabilities	35,054	—
Other liabilities	39,379	29,539
Total liabilities	2,569,002	1,934,358
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 5,400,868 shares and 4,107,051 shares, respectively	5,401	4,107
Additional paid-in capital	136,766	38,271
Retained earnings	146,875	131,135
Accumulated other comprehensive loss	(2,481)	(6,487)
Total shareholders’ equity	286,561	167,026
Total liabilities and shareholders’ equity	$2,855,563	$2,101,384

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$84,382	$57,941	$51,238
Interest on tax-exempt loans	584	371	496
Interest on taxable investment securities	7,963	7,457	6,321
Interest on tax-exempt investment securities	2,289	2,404	2,600
Dividends on FHLB of Boston stock	390	287	245
Interest on overnight investments	731	595	291
Total interest and dividend income	96,339	69,055	61,191
Interest expense
Interest on deposits	15,641	5,023	3,125
Interest on borrowed funds	2,002	444	462
Total interest expense	17,643	5,467	3,587
Net interest and dividend income	78,696	63,588	57,604
Provision for Loan Losses	3,004	1,502	362
Net interest and dividend income after provision for loan losses	75,692	62,086	57,242
Noninterest income
Wealth management revenue	26,499	25,191	23,029
Deposit account fees	3,185	3,071	3,142
ATM/Debit card income	1,413	1,180	1,182
Bank owned life insurance income	612	526	584
Gain (loss) on disposition of investment securities	(79)	2	(3)
Gain on loans sold	1,170	99	355
Loan related derivative income	1,674	1,651	780
Other income	1,927	1,269	1,155
Total noninterest income	36,401	32,989	30,224
Noninterest expense
Salaries and employee benefits	47,494	41,212	36,455
Occupancy and equipment	10,855	9,072	9,114
Data processing	6,232	5,177	4,956
Professional services	3,623	3,258	3,374
Marketing	1,760	2,229	1,620
FDIC insurance	291	574	629
Nonoperating expenses	4,721	201	—
Other expenses	3,199	2,264	3,144
Total noninterest expense	78,175	63,987	59,292
Income before income taxes	33,918	31,088	28,174
Income tax expense	8,661	7,207	13,358
Net income	$25,257	$23,881	$14,816
Share data:
Weighted average number of shares outstanding, basic	4,629,255	4,061,529	4,030,530
Weighted average number of shares outstanding, diluted	4,661,720	4,098,633	4,065,754
Basic earnings per share	$5.41	$5.82	$3.64
Diluted earnings per share	$5.37	$5.77	$3.61

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net income	$25,257	$23,881	$14,816
Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses) arising during period	2,500	(242)	128
Less: reclassification adjustment for losses/(gains) included in net income	62	(2)	1
Total unrealized gains/(losses) on securities	2,562	(244)	129
Derivatives
Change in interest rate contracts	821	751	—
Defined benefit retirement plans
Change in retirement liabilities	623	89	3,871
Other comprehensive income/(loss)	4,006	596	4,000
Comprehensive income	$29,263	$24,477	$18,816

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss ) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2016	$4,037	$33,253	$107,262	$(9,881)	$134,671
Net income	—	—	14,816	—	14,816
Other comprehensive income (loss)	—	—	—	4,000	4,000
Share based compensation	45	2,410	(403)	—	2,052
Dividends declared ($1.86 per share)	—	—	(7,582)	—	(7,582)
Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957

Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,202	(1,202)	—
Net income	—	—	23,881	—	23,881
Other comprehensive income (loss)	—	—	—	596	596
Share based compensation	25	2,608	—	—	2,633
Dividends declared ($1.96 per share)	—	—	(8,041)	—	(8,041)
Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026

Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	25,257	—	25,257
Other comprehensive income (loss)	—	—	—	4,006	4,006
Share based compensation	20	2,150	—	—	2,170
Dividends declared ($2.04 per share)	—	—	(9,517)	—	(9,517)
Common stock issued for merger	723	58,694	—	—	59,417
Common stock offering	551	37,651	—	—	38,202
Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,257	$23,881	$14,816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,004	1,502	362
Amortization of deferred charges and fees, net	166	777	972
Net (Accretion)/Amortization of merger-related intangibles	(1,176)	—	—
Depreciation and amortization	2,004	1,888	1,948
Bank owned life insurance income	(612)	(526)	(584)
Loss/(gain) on disposition of investment securities	79	(2)	3
Share based compensation	2,170	2,633	2,052
Change in accrued interest receivable	(162)	(634)	(501)
Deferred income tax expense/(benefit)	110	(721)	2,687
Change in other assets, net	(11,667)	(12,231)	(758)
Change in other liabilities, net	11,166	7,455	2,264
Change in loans held for sale	(1,546)	—	6,506
Net cash provided by operating activities	28,793	24,022	29,767
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(790,097)	(596,259)	(354,657)
Proceeds from principal payments of loans	524,907	387,537	323,632
Proceeds from principal loan pool sales	74,412	—	—
Purchase of securities available for sale	(23,450)	—	(5,091)
Proceeds from calls/maturities of securities available for sale	49,832	35,415	47,955
Proceeds from sales of securities available for sale and held to maturity	26,552	702	77,369
Proceeds from calls/maturities of securities held to maturity	72,655	33,064	34,488
Purchase of securities held to maturity	(48,906)	(84,261)	(184,505)
Proceeds from settlement of bank owned life insurance policies	—	676	—
Redemption/(purchase) of FHLB of Boston stock	456	(2,602)	(144)
Purchase of banking premises and equipment	(1,896)	(1,155)	(807)
Net cash acquired in business combinations	2,063	—	—
Net cash (used in) provided by investing activities	(113,472)	(226,883)	(61,760)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	171,961	74,421	100,694
Change in certificates of deposit	(101,928)	(38,467)	(11,411)
Change in borrowings	28,823	89,830	(167)
Proceeds from common stock offering (net of underwriting fees)	38,202	—	—
Cash dividends paid on common stock	(9,517)	(8,041)	(7,582)
Net cash provided by (used in) financing activities	127,541	117,743	81,534
Net (decrease)/increase in cash and cash equivalents	42,862	(85,118)	49,541
Cash and cash equivalents at beginning of period	18,473	103,591	54,050
Cash and cash equivalents at end of period	$61,335	$18,473	$103,591
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,918	$5,457	$3,579
Income taxes	7,770	8,330	10,100
Significant non-cash transactions
Right-of-use assets for lessee operating leases	33,587	—	—
Right-of-use liabilities for lessee operating leases	35,054	—	—
Transfer of other real estate owned	163	—	—
Common Stock issued to Optima shareholders	59,417	—	—
Fair value of assets acquired, net of cash acquired	548,801	—	—
Fair value of liabilities assumed	491,447	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

As a private bank, the Company focuses on four core services that center around client needs. The core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank offers a full range of commercial and consumer banking services through its network of 16 private banking offices in Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly-owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC Regulations.

Trust and investment management services are offered through the Bank’s private banking offices in Massachusetts and New Hampshire, and its wealth management offices located in Boston, Concord, Manchester, and Portsmouth New Hampshire. The Bank also has a non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., which allows non-New Hampshire residents the opportunity to take advantage of the state’s favorable trust laws. The assets held for wealth management clients are not assets of the Bank and, accordingly, are not reflected in the accompanying consolidated balance sheets.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest income is discontinued when concern exists as to the collectability of principal or interest or typically when a loan becomes over 90 days delinquent. Additionally, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from non-accrual when they become less than 90 days past due and when concern no longer exists as to the collectability of principal or interest. Interest collected on non-accruing loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.

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

The majority of the Bank’s loans are concentrated in Eastern Massachusetts and New Hampshire and therefore the overall health of the local economy, including unemployment rates, vacancy rates, and consumer spending levels, can have a material effect on the credit quality of all of these portfolio segments.

The process to determine the allowance for loan losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolio segments and the effect of relevant internal and external factors.

The provision for loan losses charged to income is based on management’s judgment of the amount necessary to maintain the allowance at a level to provide for probable inherent loan losses as of the evaluation date. When management believes that the collectability of a loan’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for loan losses. Recoveries on loans that have been previously charged off are credited to the allowance for loan losses as received. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations through the provision for loan losses in the period in which they become known.

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

Leases

The Company leases office space, certain branch locations under noncancelable operating leases, and an ATM location, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use ("ROU") asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

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

Goodwill, Core Deposit Intangibles, and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Core deposit intangible represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the state of New Hampshire, and other states as required. For the year 2019, the Company will file taxes in Massachusetts, New Hampshire, and Maine.

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

The Company also sponsors non-qualified retirement programs that provide supplemental retirement benefits to certain current and former executives. Prior to 2016, the Company provided individual non-qualified defined benefit supplemental executive retirement plans (“DB SERPs”) to certain executives.  The DB SERPs generally provide for an annual benefit payable in equal monthly installments following the executive’s retirement and continuing for at least the remainder of his or her lifetime, with such annual benefit generally based on the executive’s years of service and his or her highest three consecutive years of base salary and bonus. In 2016, the Company’s Board discontinued the use of DB SERPs for new entrants to the Company’s non-qualified retirement programs. Instead, new entrants are provided with individual non-qualified defined contribution supplemental executive retirement plans (“DC SERPs”). Under the DC SERPs, the Company may contribute an amount equal to 10% of the executive’s base salary and bonus to his or her account under the Company’s non-qualified deferred compensation plan, the Executive Deferred Compensation Plan.  Expense for the DB SERPs is recognized over the executive’s service life utilizing the projected unit credit actuarial cost method. Expense for the DC SERPs is recognized as incurred.

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. Beginning in 2018, the Company matched employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive, up from 3% in 2017. Each year, the Company may also make a discretionary contribution to the PSP of up to 4% salary, eligible bonus and eligible incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. In 2018, employees were eligible to participate in the discretionary contribution portion of the PSP after completing 12 months of employment, and 1,000 hours of service. The employee must be employed on the last day of the calendar year, or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution. Effective in 2019, employees are eligible to participate in the discretionary contribution portion of the PSP on the first day of their initial date of service.

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

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 22 - Earnings Per Share.

Subsequent Events

Management has reviewed events occurring through March 16, 2020, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.

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

Accounting Standards Update 2018-15 - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). On August 29, 2018, the FASB issued amended guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted the amended guidance on January 1, 2020, and it did not have a material impact on the consolidated financial statements.

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

The new standard requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company early adopted the standard during the fourth quarter of 2018, using a modified retrospective transition method, and it did not have an effect on our consolidated balance sheets, statements of income, and cash flows. See note 23 – DERIVATIVE AND HEDGING ACTIVITIES.

Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”). On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance became effective for the Company on January 1, 2019. Also in July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”), to allow an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. Using the optional transition method discussed above, the Company adopted the new lease guidance on January 1, 2019 and recorded a right-of-use asset of $32.9 million and a corresponding net lease liability. See note 17 – commitments and contingencies.

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

Wealth Management and Trust Fees

The Company earns wealth management fees for providing investment management, trust administration, and financial planning services to clients. The Company’s performance obligation under these contracts is satisfied over time as the wealth management services are provided. Fees are recognized monthly based on the monthly value of the assets under management and the applicable fee rate, or at a fixed annual rate, depending on the terms of the contract. No performance-based incentives are earned on wealth management contracts.

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

4. Mergers

Optima Bank & Trust Company

The Company completed its merger with Optima Bank & Trust Company (“Optima”) on April 17, 2019. Under the terms of the Agreement and Plan of Merger, each outstanding share of Optima common stock was converted into $32.00 in cash or 0.3468 shares of the Company’s common stock, with the consideration for the transaction structured as 95% common stock and 5% cash.  As a result of the merger with Optima, former Optima shareholders received an aggregate of 722,746 shares of the Company’s common stock and an aggregate of approximately $3.5 million in cash. The total consideration paid amounted to $64.3 million.

The Company accounted for the merger with Optima using the acquisition method pursuant to the Business Combinations Topic of the FASB’s Accounting Standards Codification (“ASC”). Accordingly, for the year ended December 31, 2019 and 2018, the Company recorded merger expenses of $3.9 million and $201,000 related to the merger with Optima.   Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired
at Fair Value
(dollars in thousands)
Assets
Cash and cash equivalents	$6,902
Investments	23,298
Loans	475,406
Premises and equipment	6,286
Goodwill	30,794
Core deposit and other intangibles	3,609
Other assets	9,408
Total assets acquired	555,703

Liabilities
Deposits	477,189
Borrowings	13,459
Other liabilities	799
Total liabilities assumed	491,447
Purchase price	$64,256

Fair value adjustments to assets acquired and liabilities assumed are generally accreted/amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life, and/or contractual term of the related assets and liabilities.

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

Borrowings

Federal Home Loan Bank (“FHLB”) borrowings were recorded at their carrying value which approximates fair value.

5.	CASH AND CASH EQUIVALENT

At December 31, 2019 and December 31, 2018, cash and due from banks totaled $61.3 million and $18.5 million, respectively. Of this amount, $31.5 million and $12.7 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at December 31, 2019 and 2018, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.

6.	INVESTMENT SECURITIES

Investment securities have been classified in the accompanying consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$38,000	$—	$(152)	$37,848	$75,004	$—	$(965)	$74,039
Mortgage-backed securities	103,109	231	(858)	102,482	92,271	118	(3,121)	89,268
Corporate debt securities	—	—	—	—	5,015	—	(159)	4,856
Total available for sale securities	$141,109	$231	$(1,010)	$140,330	$172,290	$118	$(4,245)	$168,163

Held to maturity securities
U.S. GSE obligations	$5,000	$—	—	$5,000	$32,571	$—	$(238)	$32,333
Mortgage-backed securities	161,759	2,751	(111)	164,399	168,118	134	(2,290)	165,962
Corporate debt securities	6,980	116	—	7,096	6,972	—	(107)	6,865
Municipal securities	84,433	3,252	(66)	87,619	75,208	1,297	(355)	76,150
Total held to maturity securities	$258,172	$6,119	$(177)	$264,114	$282,869	$1,431	$(2,990)	$281,310
Total	$399,281	$6,350	$(1,187)	$404,444	$455,159	$1,549	$(7,235)	$449,473

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At December 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	$4,997	$20,000	$19,939	$5,000	$4,934	$8,000	$7,978	$38,000	$37,848
Mortgage-backed securities	—	—	37	38	36,393	35,997	66,679	66,447	103,109	102,482
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$5,000	$4,997	$20,037	$19,977	$41,393	$40,931	$74,679	$74,425	$141,109	$140,330

Held to maturity securities
U.S. GSE obligations	$5,000	$5,000	$—	$—	$—	$—	$—	$—	$5,000	$5,000
Mortgage-backed securities	—	—	2	2	48,088	49,117	113,669	115,280	161,759	164,399
Corporate debt securities	—	—	6,980	7,096	—	—	—	—	6,980	7,096
Municipal securities	3,270	3,291	10,606	10,902	45,201	47,523	25,356	25,903	84,433	87,619
Total held to maturity securities	$8,270	$8,291	$17,588	$18,000	$93,289	$96,640	$139,025	$141,183	$258,172	$264,114
Total	$13,270	$13,288	$37,625	$37,977	$134,682	$137,571	$213,704	$215,608	$399,281	$404,444

The following tables show the Company’s securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$12,912	$(88)	$24,936	$(64)	$37,848	$(152)
Mortgage-backed securities	33,381	(265)	50,766	(593)	84,147	(858)
Corporate debt securities	—	—	—	—	—	—
Total available for sale securities	$46,293	$(353)	$75,702	$(657)	$121,995	$(1,010)

Held to maturity securities
U.S. GSE obligations	$—	$—	$5,000	$—	$5,000	$—
Mortgage-backed securities	14,838	(27)	12,928	(84)	27,766	(111)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	4,934	(66)	—	—	4,934	(66)
Total held to maturity securities	$19,772	$(93)	$17,928	$(84)	$37,700	$(177)
Total temporarily impaired securities	$66,065	$(446)	$93,630	$(741)	$159,695	$(1,187)

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$—	$—	$74,039	$(965)	$74,039	$(965)
Mortgage-backed securities	—	—	86,815	(3,121)	86,815	(3,121)
Corporate debt securities	902	(98)	3,954	(61)	4,856	(159)
Total available for sale securities	$902	$(98)	$164,808	$(4,147)	$165,710	$(4,245)

Held to maturity securities
U.S. GSE obligations	$4,995	$(5)	$27,338	$(233)	$32,333	$(238)
Mortgage-backed securities	30,719	(216)	93,225	(2,074)	123,944	(2,290)
Corporate debt securities	6,865	(107)	—	—	6,865	(107)
Municipal securities	8,484	(82)	8,313	(273)	16,797	(355)
Total held to maturity securities	$51,063	$(410)	$128,876	$(2,580)	$179,939	$(2,990)
Total temporarily impaired securities	$51,965	$(508)	$293,684	$(6,727)	$345,649	$(7,235)

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

As of December 31, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.74% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 3.15%, or $63,000, of its amortized cost. The largest unrealized dollar loss of any single security was $96,000, or 1.93%, of its amortized cost.

As of December 31, 2018, 142 debt securities had gross unrealized losses, with an aggregate depreciation of 2.05% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 9.79%, or $98,000, of its amortized cost. The largest unrealized dollar loss of any single security was $189,000, or 5.34%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and a) the Company does not intend to sell these securities before recovery and b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not consider these securities to be other-than-temporarily impaired as of December 31, 2019 and 2018.

The following table sets forth information regarding sales of investment securities and the resulting gains or losses from such sales:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Amortized cost of securities sold	$26,631	$700	$77,372
Gain/(loss) realized on securities sold	(79)	2	(3)
Net proceeds from securities sold	$26,552	$702	$77,369

7.	LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Loans outstanding are detailed by category as follows:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$430,877	$293,267
Mortgages - adjustable rate	467,139	309,656
Construction	17,374	—
Deferred costs net of unearned fees	2,176	1,408
Total residential mortgages	917,566	604,331

Commercial mortgage
Mortgages - nonowner occupied	870,047	654,394
Mortgages - owner occupied	114,095	59,335
Construction	76,288	44,146
Deferred costs net of unearned fees	144	82
Total commercial mortgages	1,060,574	757,957

Home equity
Home equity - lines of credit	73,880	63,421
Home equity - term loans	6,555	5,665
Deferred costs net of unearned fees	240	250
Total home equity	80,675	69,336

Commercial & industrial
Commercial & industrial	133,337	93,728
Deferred costs (fees) net of unearned fees	(101)	(16)
Total commercial & industrial	133,236	93,712

Consumer
Secured	33,453	33,252
Unsecured	1,199	1,171
Deferred costs net of unearned fees	25	13
Total consumer	34,677	34,436
Total loans	$2,226,728	$1,559,772

Directors and officers of the Company and their associates are customers of, and have other transactions with, the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features. At December 31, 2019 and December 31, 2018, total loans outstanding to such directors and officers were $3,000 and $488,000, respectively. During the year ended December 31, 2019, $85,000 of additions and $570,000 of repayments and other adjustments were made to these loans. There were $139,000 of additions and $167,000 of repayments during the year ended December 31, 2018. At December 31, 2019 and 2018, all of the loans to directors and officers were performing according to their original terms.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	December 31, 2019
.	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,298	$2,800	$12	$50	$—	$4,160
Loans past due >90 days, but still accruing	527	486	—	251	—	1,264
Troubled debt restructurings	99	—	—	128	—	227
Total	$1,924	$3,286	$12	$429	$—	$5,651

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$512	$—	$13	$—	$—	$525
Loans past due >90 days, but still accruing	—	—	—	—	—	—
Troubled debt restructurings	111	—	—	6	—	117
Total	$623	$—	$13	$6	$—	$642

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2019 and  December 31, 2018.

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

During the year ended December 31, 2019, the Company modified one loan with a carrying value of $128,000. At December 31, 2019, three loans were determined to be TDRs with a total carrying value of $227,000. One TDR loan was paid off during the first quarter of 2019.   There were no TDR defaults during the year ended December 31, 2019 .

As of  December 31, 2018 three loans were determined to be TDRs with a total carrying value of $117,000.  There were no TDR defaults during the year ended December 31, 2018.

The allowance for loan losses includes a specific reserve for these TDRs of approximately $87,000 as of December 31, 2019. There  were no specific reserves for the troubled debt restructurings at December 31, 2018 .

As of December 31, 2019 and 2018, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	December 31, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$915,642	$80,663	$34,677
Non-performing	1,924	12	—
Total	$917,566	$80,675	$34,677

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$1,050,037	$123,900
7 (Special Mention)		7,360	4,289
8 (Substandard)		3,177	5,047
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$1,060,574	$133,236

	December 31, 2018
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$603,708	$69,323	$34,436
Non-performing	623	13	—
Total	$604,331	$69,336	$34,436

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$753,338	$85,821
7 (Special Mention)		4,619	4,186
8 (Substandard)		—	3,705
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$757,957	$93,712

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$8,710	$1,089	$1,047	$10,846	$906,720	$917,566
Commercial Mortgages	811	—	3,161	3,972	1,056,602	1,060,574
Home Equity	57	12	—	69	80,606	80,675
Commercial & Industrial	272	226	251	749	132,487	133,236
Consumer loans	4	5	—	9	34,668	34,677
Total	$9,854	$1,332	$4,459	$15,645	$2,211,083	$2,226,728

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$1,034	$121	$351	$1,506	$602,825	$604,331
Commercial Mortgages	—	—	—	—	757,957	757,957
Home Equity	—	—	—	—	69,336	69,336
Commercial & Industrial	—	—	—	—	93,712	93,712
Consumer loans	108	—	—	108	34,328	34,436
Total	$1,142	$121	$351	$1,614	$1,558,158	$1,559,772

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2019.

Foreclosure Proceedings

Other Real Estate Owned (“OREO”)

As of  December 31, 2019, the Company recorded other real estate owned assets of $163,000. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense.

In Process of Foreclosure

As of December 31, 2019 and 2018 loans secured by   one- to four-family residential property amounting to $344,000 and $351,000, respectively, were in process of foreclosure.

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

The following is information pertaining to impaired loans:

	For the Year Ended December 31, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial mortgage	3,161	1,385	4,376	—	35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	4,019	2,172	5,449	—	41
With required reserve recorded:
Commercial and industrial	128	59	167	87	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	128	59	167	87	—
Total:
Commercial and industrial	128	59	167	87	—
Commercial mortgage	3,161	1,385	4,376	—	35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	$4,147	$2,231	$5,616	$87	$41

	For the Year Ended December 31, 2018
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$6	$17	$6	$—	$1
Commercial mortgage	—	—	—	—	—
Residential mortgage	634	647	786	—	4
Home equity	100	104	135	—	1
Total	740	768	927	—	6
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Total	—	—	—	—	—
Total:
Commercial and industrial	6	17	6	—	1
Commercial mortgage	—	—	—	—	—
Residential mortgage	634	647	786	—	4
Home equity	100	104	135	—	1
Total	$740	$768	$927	$—	$6

	For the Year Ended December 31, 2017
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial and industrial	$29	$36	$29	$—	$2
Commercial mortgage	213	224	227	—	3
Residential mortgage	904	931	1,103	—	—
Home equity	86	91	116	—	—
Total	1,232	1,282	1,475	—	5
With required reserve recorded:
Commercial and industrial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	64	66	64	93	1
Home equity	—	—	—	—	—
Total	64	66	64	93	1
Total:
Commercial and industrial	29	36	29	—	2
Commercial mortgage	213	224	227	—	3
Residential mortgage	968	997	1,167	93	1
Home equity	86	91	116	—	—
Total	$1,296	$1,348	$1,539	$93	$6

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

The following tables contain changes in the allowance for loan losses disaggregated by loan type for the periods noted:

	For the Year Ended December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	(1,270)	—	(338)	(48)	—	(1,656)
Recoveries	—	—	—	53	11	—	64
Provision for (Release of)	195	2,549	(56)	258	(29)	87	3,004
Balance at December 31, 2019	$5,141	$10,905	$461	$1,388	$198	$87	$18,180

	For the Year Ended December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(73)	(36)	—	(109)
Recoveries	—	—	—	48	7	—	55
Provision for (Release of)	(101)	1,337	(113)	494	(22)	(93)	1,502
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768

	For the Year Ended December 31, 2017
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$4,898	$8,451	$651	$807	$264	$190	$15,261
Charge-offs	—	—	—	(284)	(39)	—	(323)
Recoveries	—	—	—	13	7	—	20
Provision for (Release of)	149	(162)	(21)	410	83	(97)	362
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$87	$—	$87
Collectively evaluated for impairment	5,141	10,905	461	1,388	198	18,093
Total	$5,141	$10,905	$461	$1,475	$198	$18,180

Loans receivable
Individually evaluated for impairment	$764	$3,161	$92	$128	$—	$4,145
Collectively evaluated for impairment	916,802	1,057,413	80,583	133,108	34,677	2,222,583
Total	$917,566	$1,060,574	$80,675	$133,236	$34,677	$2,226,728

	December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,946	9,626	517	1,415	264	16,768
Total	$4,946	$9,626	$517	$1,415	$264	$16,768

Loans receivable
Individually evaluated for impairment	$647	$—	$88	$5	$—	$740
Collectively evaluated for impairment	603,684	757,957	69,248	93,707	34,436	1,559,032
Total	$604,331	$757,957	$69,336	$93,712	$34,436	$1,559,772

As discussed in Note 2, Summary of Significant Accounting Policies, the provision for loan losses is evaluated on a periodic basis by management in order to determine the adequacy of the allowance for loan losses.

8.	FEDERAL HOME LOAN BANK OF BOSTON STOCK

As a voluntary member of the FHLB of Boston, the Bank is required to invest in stock of the FHLB of Boston (which is considered a restricted equity security) in an amount based upon its outstanding advances from the FHLB of Boston. At December 31, 2019 and December 31, 2018, the Bank’s investment in FHLB of Boston stock totaled $7.9 million and $6.8 million, respectively. No market exists for shares of this stock. The Bank’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Bank’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2019 and December 31, 2018, no impairment has been recognized.

9.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of property, leasehold improvements, and equipment is presented below:

	December 31,		Estimated
	2019	2018	Useful Lives
	(dollars in thousands)
Land	$1,116	$1,116
Building and leasehold improvements	17,817	12,175	3-30 years
Equipment, including vaults	13,686	11,613	3-20 years
Work in process	550	84
Subtotal	33,169	24,988
Accumulated depreciation and amortization	(18,413)	(16,410)
Total	$14,756	$8,578

Total depreciation expense for the years ended December 31, 2019, 2018, and 2017 amounted to approximately $2.0 million, $1.9 million and $1.9 million, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  At December 31, 2019 and 2018, the carrying value of goodwill, which is included in other assets, totaled $31.2 million and $412,000, respectively. Goodwill is tested for impairment, based on its fair value, at least annually. As of December 31, 2019 and 2018, no goodwill impairment has been recognized.

Core deposit intangibles.   The Company recorded an asset for the core deposit intangible (“CDI”) of $3.6 million related to the Optima merger. Amortization of CDI assets totaled $270,000    for the twelve months ended December 31, 2019.  As of December 31, 2019, the carrying value of CDI assets totaled $3.3 million . The weighted-average remaining amortization period for CDI was approximately nine years at December 31, 2019.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, we provide the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the years ended December 31, 2019, 2018, and 2017 were $82.9 million, $1.6 million, and $11.9 million, respectively, with net gains recognized in gain on loan sales of $685,000, $36,000, and $182,000, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2016	$842	$(30)	$812
Mortgage servicing rights capitalized	132	—	132
Amortization charged against servicing income	(151)	—	(151)
Change in impairment reserve	—	—	—
Balance at December 31, 2017	$823	$(30)	$793

Mortgage servicing rights capitalized	20	—	20
Amortization charged against servicing income	(147)	—	(147)
Change in impairment reserve	(30)	30	—
Balance at December 31, 2018	$666	$—	$666

Mortgage servicing rights acquired as a result of the merger	334	—	334
Mortgage servicing rights capitalized	618	—	618
Amortization charged against servicing income	(271)	—	(271)
Change in impairment reserve	—	(26)	(26)
Balance at December 31, 2019	$1,347	$(26)	$1,321

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.5 million and $1.0 million as of December 31, 2019 and 2018. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for mortgage servicing rights portfolio was 5.2 years and 7.5 years at December 31, 2019 and December 31, 2018, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
2020	$202
2021	166
2022	135
2023	110
2024	89
Thereafter	619
Total	$1,321

11.	DEPOSITS

Deposits are summarized as follows:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Demand deposits (non-interest bearing)	$630,593	$494,492
Interest bearing checking	450,098	431,702
Money market	181,406	135,585
Savings	914,499	628,212
Retail certificates of deposit under $100,000	56,602	36,223
Retail certificates of deposit $100,000 or greater	118,596	57,692
Wholesale certificates of deposit	7,084	27,504
Total deposits	$2,358,878	$1,811,410

Certificates of deposit had the following schedule of maturities:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Less than 3 months remaining	$52,883	$24,219
3 to 5 months remaining	47,701	17,486
6 to 11 months remaining	38,981	37,987
12 to 23 months remaining	31,501	28,529
24 to 47 months remaining	9,448	9,652
48 months or more remaining	1,768	3,546
Total certificates of deposit	$182,282	$121,419

Interest expense on retail certificates of deposit $100,000 or greater was $2.1 million, $467,000, and $446,000  for the years ended December 31, 2019, 2018, and 2017, respectively.

The aggregate amount of certificates of deposit in denominations that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2019 and 2018 was $60.8 million and $31.8 million, respectively.

Related Party Deposits

Deposit accounts of directors, executive officers, and their respective affiliates totaled $7.2 million and $6.8 million as of December 31, 2019 and 2018, respectively.

12.	BORROWINGS

Information relating to short-term borrowings is presented below:

	For the Year Ended December 31,
	2019	2018
	(dollars in thousands)
FHLB of Boston short-term advances
Ending balance	$135,691	$90,000
Average daily balance	84,414	15,183
Highest month-end balance	135,691	90,000
Weighted average interest rate	2.31%	2.47%

Information relating to long-term borrowings is presented below:

	December 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
	(dollars in thousands)
FHLB of Boston long-term advances
Due 09/01/2020; amortizing	$—	0.00%	$3,409	1.94%

All short- and long-term borrowings with the FHLB of Boston are secured by the Bank’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 95% of the market value of certain U.S. Government and GSE obligations and 75% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at December 31, 2019 was approximately $345.5 million.

The Bank also has a line of credit with the FRB Boston. At December 31, 2019 and 2018, the Bank had pledged commercial real estate and commercial & industrial loans with aggregate principal balances of approximately $316.4 million and $291.7 million, respectively, as collateral for this line of credit. Based upon the collateral pledged, the Bank’s unused borrowing capacity with the FRB Boston at December 31, 2019 and 2018 was approximately $134.9 million and $167.5 million, respectively.

13.	INCOME TAXES

In accordance with the Tax Cuts and Jobs Act of 2017, the Company’s statutory federal tax rate decreased from 35% to 21% effective January 1, 2018. The change in tax law required a one-time non-cash write down of our net deferred tax assets of $3.9 million in 2017.

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Current
Federal	$5,954	$5,524	$8,446
State	2,597	2,404	2,225
	8,551	7,928	10,671

Deferred
Federal	(63)	(490)	2,948
State	173	(231)	(261)
Total deferred	110	(721)	2,687
Total income tax expense	$8,661	$7,207	$13,358

The following is a reconciliation of the total income tax provision, calculated at statutory federal income tax rates, to the income tax provision in the consolidated statements of income:

	For the Year Ended December 31,
	2019	Rate	2018	Rate	2017	Rate
	(dollars in thousands)
Provision at statutory rates	$7,123	21.00%	$6,528	21.00%	$9,861	35.00%
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	2,188	6.45	1,717	5.52	1,277	4.53
Tax-exempt income	(599)	(1.77)	(580)	(1.87)	(1,079)	(3.83)
ESOP dividends	(124)	(0.37)	(127)	(0.41)	(216)	(0.77)
Bank owned life insurance	(129)	(0.38)	(140)	(0.45)	(205)	(0.73)
Benefit from stock compensation	(150)	(0.44)	(168)	(0.54)	(190)	(0.67)
Non-deductible Acquisition Costs	236	0.70	—	—	—	—
Impact of Tax Cuts and Jobs Act	—	—	—	—	3,870	13.74
Other	116	0.34	(23)	(0.07)	40	0.15
Total income tax expense	$8,661	25.53%	$7,207	23.18%	$13,358	47.42%

The Company’s 2019 and 2018 net deferred tax assets were measured using a 27.86% and 28.11% tax rate, respectively, and consisted of the following components:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Gross deferred tax assets
Allowance for loan losses	$5,029	$4,715
Accrued retirement benefits	1,592	2,082
Unrealized losses on AFS securities	171	957
Incentive compensation	1,248	1,189
Equity based compensation	1,034	849
Lease Liability	9,765	333
ESOP dividends	165	169
Loss carryforwards as a result of the Optima merger	877	—
Intangibles (merger related)	472	—
Other	252	155
Total gross deferred tax assets	20,605	10,449

Gross deferred tax liabilities
Deferred loan origination costs	(911)	(459)
Depreciation of premises and equipment	(1,021)	(678)
Right of Use Asset	(9,356)	—
Mortgage servicing rights	(368)	(187)
Goodwill	(113)	(114)
Derivative transactions	(607)	(294)
Total gross deferred tax liabilities	(12,376)	(1,732)
Net deferred tax asset	$8,229	$8,717

It is management’s belief, that it is more likely than not, that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was required at either December 31, 2019 and 2018 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated in future periods to fully absorb deductible temporary differences.

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company’s federal income tax returns are open and subject to examination from the 2016 tax return year and forward. The Company’s state income tax returns are open from the 2016 and later tax return years based on individual state statute of limitations.

On January 1, 2017, The Company adopted Accounting Standards Update No. 2016-09 - “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires that excess tax benefits or tax deficiencies be recognized as income tax benefit or expense in earnings in the period that they occur. During the year ended December 31, 2019, 2018, and 2017, the Company recognized a tax benefit of $199,000, $225,000, and $221,000 respectively.

14.	PENSION AND RETIREMENT PLANS

The Company has a noncontributory, defined benefit pension plan (“Pension Plan”) covering substantially all employees hired before May 2, 2011. Employees in positions requiring at least 1,000 hours of service per year were eligible to participate upon the attainment of age 21 and the completion of 12 months of service. Benefits are based primarily on years of service and the employee’s average monthly pay during the five highest consecutive plan years of the employee’s final ten years. On October 23, 2017, the Company announced its decision to freeze the accrual of benefits within the Pension Plan, effective December 31, 2017.  The Company also provides supplemental retirement benefits to certain current and former executive officers of the Company under the terms of Supplemental Executive Retirement Agreements (“Supplemental Retirement Plan”). Prior to 2016, the Company provided individual non-qualified defined benefit supplemental executive retirement plans (“DB SERPs”) to certain executives. The DB SERPs generally provide for an annual benefit payable in equal monthly installments following the executive’s retirement and continuing for at least the remainder of his or her lifetime, with such annual benefit generally based on the executive’s years of service and his or her highest three consecutive years of base salary and bonus. In 2016, the Company’s Board discontinued the use of DB SERPs for new entrants to the Company’s non-qualified retirement programs. Instead, new entrants are provided with individual non-qualified defined contribution supplemental executive retirement plans (“DC SERPs”). Under the DC SERPs, the Company may contribute an amount equal to 10% of the executive’s base salary and bonus to his or her account under the Company’s non-qualified deferred compensation plan, the Executive Deferred Compensation Plan. The Company also offers postretirement health care benefits for current and future retirees of the Bank. Certain employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligations for these plans.

Projected benefit obligations and funded status were as follows:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$40,522	$43,943	$8,830	$9,204
Service cost	—	—	283	354
Interest cost	1,680	1,557	349	309
Actuarial loss/(gain)	4,670	(3,659)	770	(499)
Benefits paid	(1,471)	(1,319)	(610)	(538)
Obligation at end of year	45,401	40,522	9,622	8,830
Change in plan assets
Fair value at beginning of year	42,648	45,247	—	—
Actual return on plan assets	8,954	(1,280)	—	—
Employer contribution	—	—	610	538
Benefits paid	(1,471)	(1,319)	(610)	(538)
Fair value at end of year	50,131	42,648	—	—
Funded status at end of year	$4,730	$2,126	$(9,622)	$(8,830)

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
	(dollars in thousands)
Other assets/(liabilities)	$4,730	$2,126	$(9,622)	$(8,830)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
	(dollars in thousands)
Net actuarial loss/(gain)	$3,709	$5,427	$1,128	$358
Prior service (benefit)	(7)	(12)	—	—
Total	$3,702	$5,415	$1,128	$358

Certain disaggregated information related to our retirement plans were as follows:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
	(dollars in thousands)
Projected benefit obligation	$45,401	$40,522	$9,622	$8,830
Accumulated benefit obligation	45,401	40,522	9,207	8,567
Fair value of plan assets	50,131	42,648	—	—
Funded status at end of year	4,730	2,126	(9,622)	(8,830)

The components of net periodic benefit cost and amounts recognized in other comprehensive income/ (loss) were as follows:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$283	$354
Interest cost	1,680	1,557	349	309
Expected return on assets	(2,721)	(2,891)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net actuarial loss/(gain)	154	106	—	4
Net periodic benefit cost	(891)	(1,232)	632	667
Amounts recognized in other comprehensive income/( loss)
Net actuarial loss/(gain)	(1,563)	512	770	(499)
Amortization of prior service credit	4	4		(4)
Amortization of net actuarial gain	(154)	(106)	—	—
Total recognized in other comprehensive income/( loss)	(1,713)	410	770	(503)
Total recognized in net periodic benefit cost and other comprehensive income/( loss)	$(2,604)	$(822)	$1,402	$164

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
Discount rate	3.22%	4.23%	3.04%	4.10%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Plan		Supplemental Retirement Plan
	2019	2018	2019	2018
Discount rate	4.23%	3.58%	4.10%	3.39%
Expected long-term return on plan assets	6.50%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%	4.00%

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

The Company’s Pension Plan weighted-average asset allocations by asset category were as follows:

	December 31,
	2019	2018
Equity securities	53%	60%
Debt securities	36	35
Other	3	1
Cash and equivalents	8	4
Total	100%	100%

The three broad levels of fair values used to measure the Pension Plan assets are as follows:

•	Level 1 – Quoted prices for identical assets in active markets.
•

Level 2 – Quoted prices for similar assets in active markets; quoted prices for identical or similar assets in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Company’s market assumptions.

The following table summarizes the various categories of the Pension Plan’s assets:

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$4,834	$—	$—	$4,834
Fixed Income	—	7,197	—	7,197
Equity securities
Common Stock
Large cap core	17,180	—	—	17,180
Mid cap core	—	—	—	—
Small cap core	2,627	—	—	2,627
Mutual funds
Domestic Equity	3,931	—	—	3,931
International	3,650	—	—	3,650
Domestic Fixed Income	10,712			10,712
Preferred Stock	—	—	—	—
Total	$42,934	$7,197	$—	$50,131

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$3,520	$—	$—	$3,520
Fixed Income	—	6,534	—	6,534
Equity securities
Common Stock
Large cap core	16,127	—	—	16,127
Mid cap core	—	—	—	—
Small cap core	2,090	—	—	2,090
Mutual funds
Domestic Equity	4,320	—	—	4,320
International	3,409	—	—	3,409
Domestic Fixed Income	6,648			6,648
Preferred Stock	—	—	—	—
Total	$36,114	$6,534	$—	$42,648

There were no transfers between fair value levels during the years ended December 31, 2019 and 2018.

The Company offers postretirement health care benefits for current and future retirees of the Bank. Employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligation for this plan. On November 7, 2019, the Company announced its decision to freeze the accrual of benefits to new hires within the plan.

Projected benefit obligations and funded status were as follows:

	Postretirement Healthcare Plan
	2019	2018
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$598	$617
Service cost	25	23
Interest cost	25	22
Actuarial loss/(gain)	76	(30)
Benefits paid	(35)	(34)
Obligation at end of year	689	598
Change in plan assets
Fair value at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	35	33
Benefits paid	(35)	(33)
Fair value at end of year	—	—
Funded status at end of year	$(689)	$(598)

Amounts recognized in the consolidated balance sheets consisted of:

	Postretirement Healthcare Plan
	2019	2018
	(dollars in thousands)
Other liabilities	$(689)	$(598)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Postretirement Healthcare Plan
	2019	2018
	(dollars in thousands)
Net actuarial (gain)/loss	$(34)	$(113)
Prior service cost	—	—
Total	$(34)	$(113)

Information for retirement plans with an accumulated benefit obligation in excess of plan assets:

	Postretirement Healthcare Plan
	2019	2018
	(dollars in thousands)
Projected benefit obligation	$689	$598
Accumulated benefit obligation	689	598
Fair value of plan assets	—	—

The components of net periodic benefit cost and amounts recognized in other comprehensive income were as follows:

	Postretirement Healthcare Plan
	2019	2018
	(dollars in thousands)
Net periodic benefit cost
Service cost	$25	$23
Interest cost	25	22
Expected return on assets	—	—
Amortization of prior service credit	—	—
Amortization of net actuarial gain	(3)	—
Net periodic benefit cost	47	45
Amounts recognized in other comprehensive income/( loss)
Net actuarial (gain) loss	76	(30)
Amortization of prior service credit	—	—
Amortization of net actuarial gain	3	—
Total recognized in other comprehensive income/( loss)	79	(30)
Total recognized in net periodic benefit cost and other comprehensive income/( loss)	$126	$15

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Postretirement Healthcare Plan
	2019	2018
Discount rate	3.26%	4.22%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Postretirement Healthcare Plan
	2019	2018
Discount rate	4.22%	3.58%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Assumed health care cost trend rates are as follows:

	Postretirement Healthcare Plan
	2019	2018
Health care cost trend rate assumed for next year	4.00%	4.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2019	2018

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	2	(2)

Benefits expected to be paid in the next ten years are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Year-ended December 31,
2020	$1,751	$594	$30	$2,375
2021	1,813	591	30	2,434
2022	1,948	609	31	2,588
2023	2,061	605	31	2,697
2024	2,135	602	31	2,768
2025-2029 inclusive	11,784	2,916	166	14,866
Ten year total	$21,492	$5,917	$319	$27,728

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019 are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Prior service cost	$(4)	$—	$—	$(4)
Net (gain)/loss	—	—	—	—
Total	$(4)	$—	$—	$(4)

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

Total expenses related to the Profit Sharing and ESOP Plans for the years ended December 31, 2019, 2018 and 2017, amounted to approximately $2.8 million, $2.6 million, and $1.5 million, respectively.

Defined Contribution SERP Plan (“DC SERP”)

For executives participating in the DC SERP plan, the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the Company’s DC SERP for the years ended December 31, 2019, 2018 and 2017, amounted to approximately $167,000, $209,000, and $126,000, respectively.

15.	SHARE-BASED COMPENSATION

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

Stock options time-vest over a five-year period. All options expire ten years from the date granted and have been issued at fair value at the date of grant which, in some instances, may be less than publicly traded values. There were no outstanding stock options at December 31, 2019. A summary of stock option transactions for the year ended December 31, 2018  is presented below:

	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Stock Options
Outstanding at beginning of year	—	$—	16,377	$29.21
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	(2,600)	29.21
Exercised	—	—	(13,777)	29.21
Outstanding at end of year	—	$—	—	$—
Exercisable at end of year	—	$—	—	$—

Restricted stock awards time-vest either over a three-year or five-year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. A summary of restricted stock transactions for the periods of December 31, 2019 and 2018, and changes during the years ended on those dates, is presented below:

	2019		2018
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Restricted stock
Non-vested at beginning of year	41,311	$65.10	43,240	$53.13
Granted	11,330	75.67	17,373	80.43
Vested	(14,642)	60.55	(15,760)	50.10
Forfeited	(1,878)	65.33	(3,542)	60.84
Non-vested at end of year	36,121	$70.25	41,311	$65.10

Performance-based restricted stock units vest based upon the Company’s performance over a three-year period and have been fair valued as of the date of grant. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested performance-based restricted stock units outstanding as of December 31, 2019 and 2018, and changes during the years ended on those dates, is presented below:

	2019		2018
	Number of Units	Weighted Average Grant Value	Number of Units	Weighted Average Grant Value
Performance-based restricted stock units
Non-vested at beginning of year	41,411	$66.39	21,613	$56.05
Granted	28,542	73.00	23,511	76.56
Vested (Performance achieved)	(12,697)	46.00	—	—
Forfeited	—	—	(3,713)	70.68
Expired (Performance not achieved)	—	—	—	—
Non-vested at end of year	57,256	$72.82	41,411	$66.39

Time based restricted stock units vest over a three-year-period and have been fair valued as of the date of the grant. The holders of time based restricted stock units do not participate in the rewards of stock ownership of the company until vested. A summary of nonvested time based restricted stock units outstanding as of December 31, 2019 and 2018, and changes during the years ended on those dates, is presented below:

	2019		2018
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Time-based restricted stock units
Non-vested at beginning of year	6,777	$76.56	—	$—
Granted	8,132	73.00	7,839	76.56
Vested	(2,251)	76.56	(225)	76.56
Forfeited	—	—	(837)	76.56
Non-vested at end of year	12,658	$74.27	6,777	$76.56

The following table presents the amounts recognized in the consolidated income statement for restricted stock awards, time-based restricted stock units, and performance-based restricted stock units:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Share-based compensation expense	$2,632	$2,592	$1,045
Related income tax benefit	$733	$729	$427

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. Total shares issued under the 2017 Plan in the years ended December 31, 2019 and 2018 were 4,484 and 4,164, respectively.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk included the following:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$428,020	$368,410
Origination of new loans	24,413	24,505
Standby letters of credit	9,150	8,752

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	3,909	—

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

See Note 23 - Derivatives and Hedging Activities for a discussion of the Company’s derivatives and hedging activities.

17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2019 and 2030 and, in some instances, contain options to renew for periods up to 30 years.

The Company adopted Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”) during the first quarter of 2019 and began recognizing its operating leases on its balance sheet by recording a lease liability, representing the Company’s legal obligation to make lease payments, and a Right-Of-Use (ROU) Asset, representing the Company’s legal right to use the leased office space and banking centers. The Company, by policy, does not include renewal options for leases as part of its right-of-use assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	December 31, 2019
	Operating Leases	Balance Sheet Location
	(dollars in thousands)
Right-of-use asset	$33,587	Right-of-use asset operating leases
Lease liability	$35,054	Operating lease liabilities

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

The components of operating lease cost and other related information are as follows:

Twelve Months Ended December 31,
2019
(dollars in thousands)
Operating lease cost	$5,280
Short-term lease cost	—
Variable lease cost (Cost excluded from lease payments)	2
Sublease income	(64)
Total Operating Lease Cost	$5,218
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$5,027
Operating Lease - Operating Cash Flows (Liability reduction)	3,868
Right-of-use assets obtained in exchange for new operating lease liabilities	37,728
Weighted average lease term - operating leases	8.15 Years
Weighted average discount rate - operating leases	3.39%

The total minimum lease payments due in future periods under these agreements in effect at December 31, 2019 and December 31, 2018 were as follows:

Year Ended	Future Minimum
December 31, 2019	Lease Payments
(dollars in thousands)
2020	$5,478
2021	5,523
2022	5,371
2023	5,021
2024	4,355
Thereafter	14,553
Total minimum lease payments	40,301
Less: interest	(5,247)
Total lease liability	$35,054

Year Ended	Future Minimum
December 31, 2018	Lease Payments
(dollars in thousands)
2019	$4,448
2020	4,661
2021	4,662
2022	4,553
2023	4,455
Thereafter	17,128
Total minimum lease payments	$39,907

Several lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $5.7 million, $4.7 million, and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

18.	SHAREHOLDERS’ EQUITY

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.  In November 2017, the Federal Reserve finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions may implement the provisions of the simplification rule beginning on January 1, 2020 and must implement them by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 will cease to apply to an institution in the quarter in which it adopts the simplification rule.

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

Management believes that as of December 31, 2019 and 2018, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC. There have been no events or conditions since the end of the year that management believes would have changed the Company’s or the Bank’s category. In September 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simply the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. We are currently evaluating the requirements of this rule.

The Company’s and the Bank’s actual and required capital measures were as follows:

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer (1)		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$272,727	13.6%	$210,342	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	254,497	12.7%	170,277	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	254,497	12.7%	140,228	7.0%	N/A	N/A
Tier I capital (to average assets)	254,497	9.0%	113,365	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$271,034	13.5%	$210,341	10.5%	$200,325	10.0%
Tier I capital (to risk-weighted assets)	252,804	12.6%	170,276	8.5%	160,260	8.0%
Common equity tier I capital (to risk-weighted assets)	252,804	12.6%	140,227	7.0%	130,211	6.5%
Tier I capital (to average assets)	252,804	8.9%	113,364	4.0%	141,705	5.0%

(1)

The 2013 Capital Rules adopted by the Federal Reserve, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation implementing Basel III were fully phased-in effective January 1, 2019.

	Actual		Minimum Capital Required For Capital Adequacy		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Phase-In Schedule		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer Basel III Fully Phased In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2018
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$189,888	13.2%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	173,070	12.1%	86,000	6.0%	112,875	7.875%	121,833	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	173,070	12.1%	64,500	4.5%	91,375	6.375%	100,333	7.0%	N/A	N/A
Tier I capital (to average assets)	173,070	8.5%	81,507	4.0%	81,507	4.000%	81,507	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$185,507	12.9%	$114,666	8.0%	$141,541	9.875%	$150,500	10.5%	$143,333	10.0%
Tier I capital (to risk-weighted assets)	168,689	11.8%	86,000	6.0%	112,875	7.875%	121,833	8.5%	114,666	8.0%
Common equity tier I capital (to risk-weighted assets)	168,689	11.8%	64,500	4.5%	91,375	6.375%	100,333	7.0%	93,166	6.5%
Tier I capital (to average assets)	168,689	8.3%	81,507	4.0%	81,507	4.000%	81,507	4.0%	101,884	5.0%

19.	OTHER INCOME

The components of other income were as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Safe deposit box income	$333	$342	$348
Loan fee income	1,030	358	473
Miscellaneous income	564	569	334
Total other income	$1,927	$1,269	$1,155

20.	OTHER OPERATING EXPENSES

The components of other operating expenses were as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Director fees	$527	$724	$576
Charitable donations & sponsorships	575	518	432
Printing and supplies	437	272	251
Travel and entertainment	579	456	339
Dues and memberships	412	293	260
Physical security	86	131	172
Postage and mailing	246	201	229
Miscellaneous expense	337	(331)	885
Total other operating expenses	$3,199	$2,264	$3,144

Miscellaneous expense in 2018 and 2017 includes the reclassification adjustment for retirement plan expenses as required upon adoption of ASU 2017-07.

21.	OTHER COMPREHENSIVE INCOME

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

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount
				(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains arising during the period	$3,267	$(767)	$2,500	$(231)	$(11)	$(242)	$187	$(59)	$128
Reclassification adjustment for (gains)/losses recognized in net income	81	(19)	62	(2)	—	(2)	3	(2)	1
Derivatives
Change in interest rate contracts	1,134	(313)	821	1,045	(294)	751	—	—	—
Defined benefit retirement plans
Net change in retirement liability	864	(241)	623	124	(35)	89	6,545	(2,674)	3,871
Total Other Comprehensive Income/(Loss)	$5,346	$(1,340)	$4,006	$936	$(340)	$596	$6,735	$(2,735)	$4,000

Reclassifications out of accumulated other comprehensive income (“AOCI”) are presented below:

	For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	2017	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$(81)	$2	$(3)	(Loss) gain on disposition of investment securities
Tax benefit or (expense)	19	—	2	Provision for income taxes
Net of tax	$(62)	$2	$(1)	Net income

22.	EARNINGS PER SHARE

The following represents a reconciliation between basic and diluted earnings per share:

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$25,257	$23,881	$14,816
Less dividends and undistributed earnings allocated to participating securities	(210)	(239)	(157)
Net income applicable to common shareholders	$25,047	$23,642	$14,659

Denominator:
Weighted average common shares outstanding	4,629	4,062	4,031
Earnings per common share - basic	$5.41	$5.82	$3.64

Earnings per common share - diluted:
Numerator:
Net income	$25,257	$23,881	$14,816
Less dividends and undistributed earnings allocated to participating securities	(210)	(239)	(157)
Net income applicable to common shareholders	$25,047	$23,642	$14,659

Denominator:
Weighted average common shares outstanding	4,629	4,062	4,031
Dilutive effect of common stock equivalents	33	37	35
Weighted average diluted common shares outstanding	4,662	4,099	4,066
Earnings per common share - diluted	$5.37	$5.77	$3.61

23.	DERIVATIVES and Hedging Activities

The Company utilizes interest rate swaps and floors to mitigate exposure to interest rate risk and to facilitate the needs of our customers.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets.

Cash Flow Hedges of Interest Rate Risk

The Company uses interest floors to manage its exposure to interest rate movements. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. The Company executed an interest rate floor with a notional value of $150.0 million during the fourth quarter of 2018. The Company did not execute any new cash flow hedges in 2019.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in accumulated other comprehensive income related to derivatives is reclassed to interest income as the Company receives interest payments on its variable-rate assets.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	December 31, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$2,911	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$2,911			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	241,187	Other Assets	$12,980	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	241,187	Other Liabilities	12,980
Risk participation agreements out to counterparties	19,000	Other Assets	21	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	88,489	Other Liabilities	250
Total derivatives not designated as hedging instruments			$13,001			$13,230

	December 31, 2018
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$1,970	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,970			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	150,489	Other Assets	$5,782	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	150,489	Other Liabilities	5,782
Risk participation agreements out to counterparties	19,000	Other Assets	28	—	Other Liabilities	—
Risk participation agreements in with counterparties	—	Other Assets	—	63,825	Other Liabilities	179
Total derivatives not designated as hedging instruments			$5,810			$5,961

The following tables presents the effect of cash flow hedge accounting on AOCI as of the periods presented:

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	2019				2019
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$984	$2,120	$(1,136)	Interest Income	$(194)	$—	$(194)
Total	$984	$2,120	$(1,136)		$(194)	$—	$(194)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	2018				2018
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$1,002	$—	$1,002	Interest Income	$(43)	$—	$(43)
Total	$1,002	$—	$1,002		$(43)	$—	$(43)

During 2019, the Company estimates that an additional $295,000 will be reclassified out of AOCI into earnings, as a reduction to interest income.

The following table presents the effect of the Company’s derivative financial instruments on the Income Statement as of the periods presented:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$(194)	$(43)
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts
Amount of gain or (loss) reclassed from AOCI into income	$(194)	$(43)
Amount of gain or (loss) reclassed from AOCI into income - Included Component	—	—
Amount of gain or (loss) reclassed from AOCI into income - Excluded Component	$(194)	$(43)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31	Year Ended December 31	Year Ended December 31
		2019	2018	2017
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$311	$276	$426
Total		$311	$276	$426

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

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative position(s), and the Company would be required to settle its obligations under the agreements.

As of December 31, 2019 and December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.6 million and $811,000, respectively.  As of December 31, 2019 and December 31, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $10.4 million and $260,000, respectively. If the Company had breached any of these provisions at December 31, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $ 9.6 million and $811,000, respectively.

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheet as December 31, 2019 and December 31, 2018:

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$15,912	$—	$15,912	$3,128	$—	$12,784

Offsetting of Derivative Liabilities
Derivative Liabilities	$13,230	$—	$13,230	$3,128	$9,645	$457

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2018
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$7,780	$—	$7,780	$3,099	$(743)	$3,938

Offsetting of Derivative Liabilities
Derivative Liabilities	$5,961	$—	$5,961	$3,099	$260	$2,602

24.	FAIR VALUE MEASUREMENTS

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$61,335	$61,335	$18,473	$18,473
Securities available for sale	140,330	140,330	168,163	168,163
Securities held to maturity	258,172	264,114	282,869	281,310
Loans, net	2,208,548	2,160,087	1,543,004	1,484,905
Loans held for sale	1,546	2,051	—	—
FHLB Boston stock	7,854	7,854	6,844	6,844
Accrued interest receivable	7,052	7,052	5,762	5,762
Mortgage servicing rights	1,321	1,526	666	941
Interest rate contracts	2,911	2,911	1,970	1,970
Loan level interest rate swaps	12,980	12,980	5,782	5,782
Risk participation agreements out to counterparties	21	21	28	28

Financial liabilities
Deposits	2,358,878	2,358,089	1,811,410	1,809,051
Short-term borrowings	135,691	135,744	90,000	90,000
Long-term borrowings	—	—	3,409	3,363
Loan level interest rate swaps	12,980	12,980	5,782	5,782
Risk participation agreements in with counterparties	250	250	179	179

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans.  In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$37,848	$—	$37,848
Mortgage-backed securities	—	102,482	—	102,482
Corporate debt securities	—	—	—	—
Other assets
Interest rate swaps with customers	—	12,980	—	12,980
Risk participation agreements out to counterparties	—	21	—	21
Interest rate contracts	—	2,911	—	2,911
Other liabilities
Mirror swaps with counterparties	—	12,980	—	12,980
Risk participation agreements in with counterparties	—	250	—	250

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$74,039	$—	$74,039
Mortgage-backed securities	—	89,268	—	89,268
Corporate debt securities	—	4,856	—	4,856
Other assets
Interest rate swaps with customers	—	5,782	—	5,782
Risk participation agreements out to counterparties	—	28	—	28
Interest rate contracts	—	1,970	—	1,970
Other liabilities
Mirror swaps with counterparties	—	5,782	—	5,782
Risk participation agreements in with counterparties	—	179	—	179

The following table presents the carrying value of assets held at December 31, 2019, which were measured at fair value on a non-recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Collateral dependent impaired loans	$—	$—	$2,541	$2,541
Loans held for sale	1,546	—	—	1,546
Other real estate owned	—	—	163	163
Total	$1,546	$—	$2,704	$4,250

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

There were no transfers between fair value levels for the years ended December 31, 2019 and 2018.

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

25.	Quarterly Results of Operations (unaudited)

2019 Quarters	Fourth	Third	Second	First
	(dollars in thousands, except share data)
Interest and Dividend Income	$26,415	$26,336	$24,470	$19,118
Interest Expense	4,807	5,285	4,694	2,857
Net Interest and Dividend Income	21,608	21,051	19,776	16,261
Provision for (Release of) Loan Losses	331	2,170	596	(93)
Net Interest and Dividend Income after Provision for Loan Losses	21,277	18,881	19,180	16,354
Noninterest Income	9,933	10,366	8,145	7,957
Noninterest Expense	21,428	18,863	21,513	16,373
Income Before Taxes	9,782	10,384	5,812	7,938
Income Taxes	2,673	2,708	1,540	1,740
Net Income	$7,109	$7,676	$4,272	$6,198
Share Data:
Average Shares Outstanding, Basic	4,939,973	4,815,020	4,682,109	4,072,805
Average Shares Outstanding, Diluted	4,980,439	4,842,965	4,715,724	4,106,658
Basic Earnings Per Share	$1.43	$1.58	$0.91	$1.51
Diluted Earnings Per Share	$1.42	$1.57	$0.90	$1.49

2018 Quarters	Fourth	Third	Second	First
	(dollars in thousands, except share data)
Interest and Dividend Income	$18,385	$17,602	$16,936	$16,132
Interest Expense	1,975	1,431	1,082	979
Net Interest and Dividend Income	16,410	16,171	15,854	15,153
Provision for (Release of) Loan Losses	715	457	(79)	409
Net Interest and Dividend Income after Provision for Loan Losses	15,695	15,714	15,933	14,744
Noninterest Income	8,038	8,929	7,844	8,178
Noninterest Expense	16,842	15,879	15,765	15,501
Income Before Taxes	6,891	8,764	8,012	7,421
Income Taxes	1,585	2,105	1,901	1,616
Net Income	$5,306	$6,659	$6,111	$5,805
Share Data:
Average Shares Outstanding, Basic	4,065,681	4,064,620	4,059,927	4,053,355
Average Shares Outstanding, Diluted	4,102,546	4,101,378	4,094,489	4,071,975
Basic Earnings Per Share	$1.29	$1.62	$1.49	$1.42
Diluted Earnings Per Share	$1.28	$1.61	$1.48	$1.41

26.	Condensed Financial Statements of Parent Company

The condensed balance sheets of Cambridge Bancorp, the Parent Company, as of December 31, 2019 and 2018 and the condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2019 are presented below. The statements of changes in shareholders’ equity are identical to the consolidated statements of changes in shareholders’ equity and are therefore not presented here.

Condensed Balance Sheet

	December 31,
	2019	2018
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$1,680	$4,412
Other assets	13	—
Investment in subsidiary	284,868	162,614
Total assets	$286,561	$167,026
SHAREHOLDERS’ EQUITY
Shareholders’ equity	$286,561	$167,026
Total shareholders’ equity	$286,561	$167,026

Condensed Statements of Income

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Income
Dividends from subsidiary	$10,732	$8,615	$8,052
Total income	10,732	8,615	8,052
Expenses
Other expenses	132	116	—
Total expenses	132	116	—
Income before income taxes and equity in undistributed income of subsidiary	10,600	8,499	8,052
Income tax benefit	(36)	(32)	—
Income of parent company	10,636	8,531	8,052
Equity in undistributed income of subsidiary	14,621	15,350	6,764
Net income	$25,257	$23,881	$14,816

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,257	$23,881	$14,816
Adjustments to reconcile net income to net cash provided by operating activities
Change in other assets, net	(13)	—	—
Undistributed income of subsidiary	(14,621)	(15,350)	(6,764)
Net cash provided by operating activities	10,623	8,531	8,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in business combinations	(3,525)	—	—
Investment in subsidiary	(38,202)	—	—
Net cash (used in)/provided by investing activities	(41,727)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	38,576	761	1,522
Repurchase of common stock	(687)	(574)	(470)
Cash dividends paid on common stock	(9,517)	(8,041)	(7,582)
Net cash provided by/(used in) financing activities	28,372	(7,854)	(6,530)
Net increase (decrease) in cash	(2,732)	677	1,522
Cash at beginning of year	4,412	3,735	2,213
Cash at end of year	$1,680	$4,412	$3,735

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambridge Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambridge Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Cambridge Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes  (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2020

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2019 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting in 2019.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page 105, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the captions “Proposal 1: Election of Directors,” “Committees of the Board of Directors– Audit Committee,” “Information about the Company’s Executive Officers Who are not Directors,” and “Code of Ethics” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the captions “Transactions with Related Persons” and “Corporate Governance – Board of Directors Independence” in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement.

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

2.1

Agreement and Plan of Merger, dated December 5, 2018, by and between Cambridge Bancorp, Cambridge Trust Company and Optima Bank & Trust Company (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on December 6, 2018)

2.2

Agreement and Plan of Merger, dated December 5, 2019, by and between Cambridge Bancorp, Cambridge Trust Company, Wellesley Bancorp, Inc. and Wellesley Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on December 5, 2019)

3.1	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on June 19, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

4.2*	Description of Cambridge Bancorp Securities Registered under Section 12 of the Securities Exchange Act of 1934.

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

10.14**	Agreement with Mr. Michael Carotenuto, dated April 26, 2019 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on April 29, 2019)

10.15**	Agreement with Mr. Martin Millane, dated April 26, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on April 29, 2019)

10.16**	Change in Control Agreement with Mark D. Thompson, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on November 30, 2017)

10.17**	Agreement with Ms. Jennifer Pline, dated April 26, 2019 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on April 29, 2019)

Exhibit Number	Description
10.18**	Change in Control Agreement with Daniel R. Morrison, dated December 5, 2018 (incorporated by reference to Exhibit 10.18 of the Form 10-K filed with the SEC on March 18, 2019)

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

10.22**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Jennifer A. Pline, dated January 30, 2017 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 18, 2019)

10.23**	Offer Letter for Daniel R. Morrison, dated December 5, 2018 (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 18, 2019)

10.24**	Offer Letter for Pamela A. Morrison, dated December 5, 2018 (incorporated by reference to Exhibit 10.24 of the Form 10-K filed with the SEC on March 18, 2019)

10.25**	Offer Letter for William D. Young, dated December 5, 2018 (incorporated by reference to Exhibit 10.25 of the Form 10-K filed with the SEC on March 18, 2019)

10.26**	Long-Term Incentive Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.21 of the Form 10-Q filed with the SEC on August 9, 2018)

10.27**	Short-Term Incentive Plan (effective January 1, 2019) (incorporated by reference to Exhibit 10.20 of the Form 10-Q filed with the SEC on May 9, 2019)

10.28**	Long-Term Incentive Plan (effective January 1, 2019) (incorporated by reference to Exhibit 10.21 of the Form 10-Q filed with the SEC on May 9, 2019)

21*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP dated March 16, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management Compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

March 16, 2020	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer

March 16, 2020
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Denis K. Sheahan	Chairman, Chief Executive Officer	March 16, 2020
Denis K. Sheahan	(Principal Executive Officer)

/s/ Michael F. Carotenuto	Chief Financial Officer	March 16, 2020
Michael F. Carotenuto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeanette G. Clough	Director	March 16, 2020
Jeanette G. Clough

/s/ Christine Fuchs	Director	March 16, 2020
Christine Fuchs

/s/ Sarah G. Green	Director	March 16, 2020
Sarah G. Green

/s/ Pamela A. Hamlin	Director	March 16, 2020
Pamela A. Hamlin

/s/ Edward F. Jankowski	Director	March 16, 2020
Edward F. Jankowski

/s/ Hambleton Lord	Director	March 16, 2020
Hambleton Lord

/s/ Thalia M. Meehan	Director	March 16, 2020
Thalia M. Meehan

/s/ Daniel R. Morrison	Chief Executive Officer New	March 16, 2020
Daniel R. Morrison	Hampshire Market and Director

/s/ Leon A. Palandjian	Director	March 16, 2020
Leon A. Palandjian

/s/ Laila S. Partridge	Director	March 16,2020
Laila S. Partridge

/s/ Jody A. Rose	Director	March 16, 2020
Jody A. Rose

/s/ Cathleen A. Schmidt	Director	March 16, 2020
Cathleen A. Schmidt

/s/ R. Gregg Stone	Director	March 16, 2020
R. Gregg Stone

/s/ Mark D. Thompson	President and Director	March 16, 2020
Mark D. Thompson

/s/ Linda A. Whitlock	Director	March 16, 2020
Linda A. Whitlock