Form 10-Q
period 2020-03-31
CAMBRIDGE BANCORP
filed 2020-05-08
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 5,416,875 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$42,989	$61,335
Investment securities
Available for sale, at fair value (amortized cost $115,485 and $141,109, respectively)	117,947	140,330
Held to maturity, at amortized cost (fair value $256,860 and $264,114, respectively)	246,906	258,172
Total investment securities	364,853	398,502
Loans held for sale, at lower of cost or fair value	2,875	1,546
Loans
Residential mortgage	917,103	917,566
Commercial mortgage	1,089,796	1,060,574
Home equity	83,066	80,675
Commercial & Industrial	127,648	133,236
Consumer	38,189	34,677
Total loans	2,255,802	2,226,728
Less: allowance for credit losses on loans	(20,163)	(18,180)
Net loans	2,235,639	2,208,548
Federal Home Loan Bank of Boston Stock, at cost	6,268	7,854
Bank owned life insurance	37,479	37,319
Banking premises and equipment, net	14,593	14,756
Right-of-use asset operating leases	32,312	33,587
Deferred income taxes, net	3,721	8,229
Accrued interest receivable	6,872	7,052
Goodwill	31,206	31,206
Merger related intangibles, net	3,248	3,338
Other assets	70,574	42,291
Total assets	$2,852,629	$2,855,563
Liabilities
Deposits
Demand	$608,240	$630,593
Interest bearing checking	506,654	450,098
Money market	175,158	181,406
Savings	880,944	914,499
Certificates of deposit	219,363	182,282
Total deposits	2,390,359	2,358,878
Short-term borrowings	75,147	135,691
Long-term borrowings	—	—
Operating lease liabilities	33,813	35,054
Other liabilities	55,551	39,379
Total liabilities	2,554,870	2,569,002
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 5,417,983 shares and 5,400,868 shares, respectively	5,418	5,401
Additional paid-in capital	137,186	136,766
Retained earnings	150,891	146,875
Accumulated other comprehensive income (loss)	4,264	(2,481)
Total shareholders’ equity	297,759	286,561
Total liabilities and shareholders’ equity	$2,852,629	$2,855,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$23,338	$16,284
Interest on tax-exempt loans	198	89
Interest on taxable investment securities	1,723	1,980
Interest on tax-exempt investment securities	595	571
Dividends on FHLB of Boston stock	101	76
Interest on overnight investments	140	118
Total interest and dividend income	26,095	19,118
Interest expense
Interest on deposits	3,129	2,501
Interest on borrowed funds	566	356
Total interest expense	3,695	2,857
Net interest and dividend income	22,400	16,261
Provision (Release) for Credit Losses	2,000	(93)
Net interest and dividend income after provision (release) for credit losses	20,400	16,354
Noninterest income
Wealth management revenue	6,627	6,124
Deposit account fees	791	738
ATM/Debit card income	307	276
Bank owned life insurance income	160	127
Loss on disposition of investment securities	—	(87)
Gain on loans sold	119	16
Loan related derivative income	510	436
Other income	304	327
Total noninterest income	8,818	7,957
Noninterest expense
Salaries and employee benefits	13,016	10,827
Occupancy and equipment	2,807	2,330
Data processing	1,685	1,346
Professional services	859	807
Marketing	256	404
FDIC insurance	179	—
Nonoperating expenses	253	91
Other expenses	870	568
Total noninterest expense	19,925	16,373
Income before income taxes	9,293	7,938
Income tax expense	2,061	1,740
Net income	$7,232	6,198
Share data:
Weighted average number of shares outstanding, basic	5,397,040	4,072,805
Weighted average number of shares outstanding, diluted	5,432,099	4,106,658
Basic earnings per share	$1.34	$1.51
Diluted earnings per share	$1.33	$1.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net income	$7,232	$6,198
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities
Unrealized holding gains	2,500	1,095
Less: reclassification adjustment for losses included in net income	—	66
Total unrealized gains on securities	2,500	1,161
Derivatives
Change in interest rate contracts	4,246	(30)
Defined benefit retirement plans
Change in retirement liabilities	(1)	26
Other comprehensive income	6,745	1,157
Comprehensive income	$13,977	$7,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	6,198	—	6,198
Other comprehensive income	—	—	—	1,157	1,157
Share based compensation	17	(32)	—	—	(15)
Dividends declared ($0.51 per share)	—	—	(2,098)	—	(2,098)
Balance at March 31, 2019	$4,124	$38,239	$135,235	$(5,330)	$172,268

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes (Note 4)	—	—	(347)	—	(347)
Net income	—	—	7,232	—	7,232
Other comprehensive income	—	—	—	6,745	6,745
Share based compensation	17	420	—	—	437
Dividends declared ($0.53 per share)	—	—	(2,869)	—	(2,869)
Balance at March 31, 2020	$5,418	$137,186	$150,891	$4,264	$297,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,232	$6,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,000	(93)
Amortization of deferred charges and fees, net	51	199
Depreciation and amortization	78	393
Bank owned life insurance income	(160)	(127)
Loss/(gain) on disposition of investment securities	—	87
Share based compensation	437	(15)
Change in accrued interest receivable	180	(250)
Deferred income tax expense/(benefit)	2,265	1,202
Change in other assets, net	(23,741)	(35,439)
Change in other liabilities, net	19,613	30,638
Change in loans held for sale	(1,329)	—
Net cash provided by operating activities	6,626	2,793
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(158,477)	(107,949)
Proceeds from principal payments of loans	127,572	112,585
Proceeds from calls/maturities of securities available for sale	25,559	8,825
Proceeds from sales of securities available for sale and held to maturity	—	15,913
Proceeds from calls/maturities of securities held to maturity	11,139	14,882
Purchase of securities held to maturity	—	(30,966)
Redemption of FHLB of Boston stock	1,586	4,172
Purchase of banking premises and equipment	(364)	(534)
Net cash (used in) provided by investing activities	7,015	16,928
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	(5,600)	43,128
Change in certificates of deposit	37,026	47,825
Change in short-term borrowings	(60,544)	(90,000)
Repayment of long-term borrowings	—	(43)
Cash dividends paid on common stock	(2,869)	(2,098)
Net cash provided by (used in) financing activities	(31,987)	(1,188)
Net (decrease)/increase in cash and cash equivalents	(18,346)	18,533
Cash and cash equivalents at beginning of period	61,335	18,473
Cash and cash equivalents at end of period	$42,989	$37,006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,696	$2,763
Income taxes	—	970
Significant non-cash transactions
Right-of-use assets for lessee operating leases	—	31,975
Right-of-use liabilities for lessee operating leases	—	33,263
Transfer of other real estate owned	2,293	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The Company is a state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts and was incorporated in 1983. The Company is the sole shareholder of the Bank, a Massachusetts trust company chartered in 1890, which is a commercial bank.  The Company operates as a private bank offering a full range of private banking and wealth management services to its clients.  The private banking business, the Company’s only reportable operating segment is managed as a single strategic unit.

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2020 and December 31, 2019, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission on March 16, 2020.
2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair values of financial instruments, and the valuation of deferred tax assets are particularly subject to change.
3.	Subsequent Events

Management has reviewed events occurring through May 8, 2020, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.

4.	Recently Issued and Adopted Accounting Guidance

Accounting Standards Update 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Update 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients:

•	Simplify accounting analyses for contract modifications.
•	Allow hedging relationships to continue without dedesignation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform.
•	Allow a change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness.
•	Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship.
•	Allow the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship.
•	Simplify the assessment of hedge effectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform.
•

Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and are classified as held to maturity before January 1, 2020.

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.  We are currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Accounting Standards Update 2018-15 - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). On August 29, 2018, the FASB issued amended guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company adopted the amended guidance on January 1, 2020, using the prospective method, and it did not have a material impact on the consolidated financial statements.

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

Accounting Standards Update 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for fair value measurement. The Company adopted the amended guidance on January 1, 2020 using the prospective method and it did not have an impact on our consolidated balance sheets, statements of income, or cash flows.

Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes an expected loss methodology. The CECL methodology incorporates forecasting in addition to historical and current measures. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities. The Company adopted ASU 2016-13 and related amendments on January 1, 2020 using a modified-retrospective approach for all financial assets measured at amortized cost and off-balance- sheet (OBS) credit exposures and recorded a decrease in retained earnings of $347,000, net of taxes. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company’s CECL methodology consists of quantitative and qualitative components. The quantitative component of the allowance for credit losses (“ACL”) is model based and utilizes a single forward-looking macroeconomic forecast, complemented by qualitative components in estimating expected credit losses. The qualitative components of the ACL consider (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of nonaccrual and past due loans; and (iii) model limitations; among others.

ASU 2016-13 also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.

January 1, 2020 CECL Transition (Day 1) Impact

The CECL methodology reflects the Company’s view of the state of the economy and forecasted macroeconomic conditions and their impact on the Company’s loan and investment portfolios as of the adoption date.

The following table illustrates the impact of Topic 326:

	January 1, 2020
	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(dollars in thousands)
ASSETS
Loans
Residential mortgage	$7,202	$5,141	$2,061
Commercial mortgage	9,545	10,992	(1,447)
Home equity	256	461	(205)
Commercial & Industrial	896	1,388	(492)
Consumer	486	198	288
Allowance for credit losses on loans	$18,385	$18,180	$205
LIABILITIES
Allowance for credit losses on OBS credit exposure	$326	$50	$276

Summary of significant accounting policies impacted by Topic 326

Debt Securities

Investment securities are classified as either ‘held to maturity’ or ‘available for sale’ in accordance with the FASB Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity. Held to maturity securities are carried at cost and adjusted for the amortization of premiums and the accretion of discounts using the effective-yield or straight-line method.

Debt and equity securities not classified as held to maturity are classified as available for sale and carried at fair value with unrealized after-tax gains and losses reported net as a separate component of shareholders’ equity. The Company classifies its securities based on its intention at the time of purchase.

Allowance for credit losses- held to maturity securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default (PD/LGD) basis taking into consideration the expected life of each security. Held to maturity securities which are issued by the United States of America or are guaranteed by US federal agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a GSE’s ability to draw funds from the US government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. For securities which are not U.S. treasury or agency backed, risk ratings are generally sourced from Moody’s or Standard & Poor’s (“S&P”). The Company updates loss given default, probability of default, and recovery rates for each security as that information becomes available but no less than annually. The expected remaining life to maturity of each applicable security is updated quarterly. Any expected credit losses on held to maturity securities would be presented as an allowance rather than as a direct write-down through the income statement if the Company does not intend to sell or believes that it is more-likely-than-not that the Company will be required to sell the security.

Allowance for credit losses-available for sale securities

The Company measures expected credit losses on available for sale securities based upon the gain or loss position of the security. For available-for sale debt securities in an unrealized loss position, which the Company does not intend to sell, or it is not more likely than not that the Company will be required to sell the security before recovery of our amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value in earnings.

Loans

Loans are reported at the amount of their outstanding principal, including deferred loan origination fees and costs, reduced by unearned discounts, and the allowance for credit losses. Loans are considered delinquent when a payment of principal and/or interest becomes past due 30 days following its scheduled payment due date. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Loans are removed from non-accrual when they become less than 90 days past due and when concern no longer exists as to the collectability of principal or interest.

Allowance for Credit Losses - Loans

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. As stated above, we also perform a qualitative assessment beyond model estimates, and apply qualitative adjustments as management deems necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, the Company reverts to historical information over a period for which comparable data is available. The historical information either experienced by the Company, or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, we reassess the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The Company generally segments its loan receivable population into homogeneous pools of loans. Consistent with the Company’s other assumptions, the Company regularly reviews segmentation to determine whether the segmentation pools remain relevant as risk characteristics change. When a loan no longer meets the criteria of its initial pooling as a result of credit deterioration or other changes, the Company may evaluate the credit for estimated losses on an individual basis if it determines that they no longer retain the same risk characteristics.  To the extent that there are a multitude of these loans with new similar credit characteristics, the Company would anticipate a change to the pooling methodology. Loans that do not share risk characteristics are evaluated on an individual basis and are also not included in the collective evaluation. For loans with real estate collateral, when management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company evaluates the loan allowance for credit losses quarterly. The Company regularly reviews our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. The Company also considers its historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and interest rate changes.

The underlying assumptions, estimates and assessments we use to estimate the allowance for credit losses reflects the Company’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible and likely that the Company will experience credit losses that are different from the current estimates. Charge-offs are deducted from the allowance for credit losses when the Company considers the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.

Allowance for Unfunded commitments

The expected credit losses for unfunded commitments are measured over the contractual period of the Company’s exposure to credit risk.  The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, for the risk of loss, and current conditions and expectations. Management periodically reviews and updates its assumptions for estimated funding rates based on historical rates, and factors such as portfolio growth, changes to organizational structure, economic conditions, borrowing habits, or any other factor which could impact the likelihood that funding will occur. The Company does not reserve for unfunded commitments which are unconditionally cancellable.

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our 2019 annual consolidated financial statements in our 2019 Form 10-K, for additional information on our other significant accounting policies.

See Note 7 - LOANS AND THE ALLOWANCE FOR CREDIT LOSSES for a detailed discussion of the Company’s allowance for credit losses.
5.	Cash and cash equivalents

At March 31, 2020 and December 31, 2019, cash and cash equivalents totaled $43.0 million and $61.3 million, respectively. Of this amount, $0 and $12.7 million, respectively, were maintained to satisfy the reserve requirements of the Federal Reserve Bank of Boston (“FRB Boston”). Additionally, at March 31, 2020 and December 31, 2019, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.  The Company also pledged cash collateral to derivative counterparties totaling $24.2 million and $10.4 million at March 31, 2020 and December 31, 2019, respectively. See Note 17- Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.
6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$18,000	$590	$—	$18,590	$38,000	$—	$(152)	$37,848
Mortgage-backed securities	97,485	2,084	(212)	99,357	103,109	231	(858)	102,482
Total available for sale securities	$115,485	$2,674	$(212)	$117,947	$141,109	$231	$(1,010)	$140,330

Held to maturity securities
U.S. GSE obligations	$5,000	$7	$—	$5,007	$5,000	$—	$—	$5,000
Mortgage-backed securities	152,159	6,579	(41)	158,697	161,759	2,751	(111)	164,399
Corporate debt securities	6,982	135	—	7,117	6,980	116	—	7,096
Municipal securities	82,765	3,359	(85)	86,039	84,433	3,252	(66)	87,619
Total held to maturity securities	$246,906	$10,080	$(126)	$256,860	$258,172	$6,119	$(177)	$264,114
Total	$362,391	$12,754	$(338)	$374,807	$399,281	$6,350	$(1,187)	$404,444

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2020 and temporarily impaired at December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
Mortgage-backed securities	$14,822	$(202)	$1,231	$(10)	$16,053	$(212)
Held to maturity securities
Mortgage-backed securities	$6,853	$(41)	$2	$—	$6,855	$(41)
Municipal securities	3,146	(85)	—	—	3,146	(85)
Total held to maturity securities	$9,999	$(126)	$2	$—	$10,001	$(126)
Total	$24,821	$(328)	$1,233	$(10)	$26,054	$(338)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$12,912	$(88)	$24,936	$(64)	$37,848	$(152)
Mortgage-backed securities	33,381	(265)	50,766	(593)	84,147	(858)
Corporate debt securities	—	—	—	—	—	—
Total available for sale securities	$46,293	$(353)	$75,702	$(657)	$121,995	$(1,010)

Held to maturity securities
U.S. GSE obligations	$—	$—	$5,000	$—	$5,000	$—
Mortgage-backed securities	14,838	(27)	12,928	(84)	27,766	(111)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	4,934	(66)	—	—	4,934	(66)
Total held to maturity securities	$19,772	$(93)	$17,928	$(84)	$37,700	$(177)
Total temporarily impaired securities	$66,065	$(446)	$93,630	$(741)	$159,695	$(1,187)

The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) on January 1, 2020 and did not record an allowance for credit losses on its investment securities during the quarter ended March 31, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

As of March 31, 2020, 17 debt securities had gross unrealized losses, with an aggregate depreciation of 3.43% from the Company’s amortized cost basis. The largest unrealized loss percentage and largest unrealized loss dollar amount of any single security was 3.82%, or $76,000, of its amortized cost.

As of December 31, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.74% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 3.15%, or $63,000 of its amortized cost. The largest unrealized dollar loss of any single security was $96,000, or 1.93%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, and the Company does not expect to suffer a credit loss as of March 31, 2020 and December 31, 2019.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At March 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	$—	$5,000	$5,063	$5,000	$5,140	$8,000	$8,387	$18,000	$18,590
Mortgage-backed Securities	—	—	29	30	34,726	35,792	62,730	63,535	97,485	99,357
Total available for sale securities	$—	$—	$5,029	$5,093	$39,726	$40,932	$70,730	$71,922	$115,485	$117,947

Held to maturity securities
U.S. GSE obligations	$5,000	$5,007	$—	$—	$—	$—	$—	$—	$5,000	$5,007
Mortgage-backed Securities	—	—	2	2	46,317	49,273	105,840	109,422	152,159	158,697
Corporate debt securities	—	—	6,982	7,117	—	—	—	—	6,982	7,117
Municipal securities	2,770	2,785	11,669	11,998	44,816	47,074	23,510	24,182	82,765	86,039
Total held to maturity Securities	$7,770	$7,792	$18,653	$19,117	$91,133	$96,347	$129,350	$133,604	$246,906	$256,860
Total	$7,770	$7,792	$23,682	$24,210	$130,859	$137,279	$200,080	$205,526	$362,391	$374,807

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Amortized cost of securities sold	$—	$16,000
Gross gains realized on securities sold	—	—
Gross losses realized on securities sold	—	(87)
Net proceeds from securities sold	$—	$15,913

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors.  The Company monitors the credit rating of applicable debt securities quarterly.  The following table summarizes the credit rating of the Company’s debt securities portfolio at March 31, 2020.

	March 31, 2020
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$99,357	$—	$—	$18,590	$117,947
Total available for sale securities	$99,357	$—	$—	$18,590	$117,947
Held to maturity securities, at amortized cost
AAA/AA/A	$152,159	$6,982	$82,490	$5,000	$246,631
BBB/BB/B	—		275	—	275
Total held to maturity securities	$152,159	$6,982	$82,765	$5,000	$246,906

(1)

Include Agency MBS pass-through securities and CMOs issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or S&P. Each security contains a guarantee by the issuing GSE or agency and therefore carry an implicit guarantee of the U.S. Government. These have been categorized as AAA/AA/A.

7.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The Company’s lending activities are conducted primarily in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

Loans outstanding are detailed by category as follows:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$430,067	$430,877
Mortgages - adjustable rate	469,025	467,139
Construction	15,209	17,374
Deferred costs net of unearned fees	2,802	2,176
Total residential mortgages	917,103	917,566

Commercial mortgage
Mortgages - non-owner occupied	897,612	870,047
Mortgages - owner occupied	112,807	114,095
Construction	79,214	76,288
Deferred costs net of unearned fees	163	144
Total commercial mortgages	1,089,796	1,060,574

Home equity
Home equity - lines of credit	76,359	73,880
Home equity - term loans	6,469	6,555
Deferred costs net of unearned fees	238	240
Total home equity	83,066	80,675

Commercial & industrial
Commercial & industrial	127,683	133,337
Deferred costs (fees) net of unearned fees	(35)	(101)
Total commercial & industrial	127,648	133,236

Consumer
Secured	37,100	33,453
Unsecured	1,065	1,199
Deferred costs net of unearned fees	24	25
Total consumer	38,189	34,677
Total loans	$2,255,802	$2,226,728

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2020
.	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,427	$114	$12	$121	$—	$1,674
Loans past due >90 days, but still accruing	109	1,334	—	—	—	1,443
Troubled debt restructurings	137	—	—	125	—	262
Total	$1,673	$1,448	$12	$246	$—	$3,379

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,298	$2,800	$12	$50	$—	$4,160
Loans past due >90 days, but still accruing	527	486	—	251	—	1,264
Troubled debt restructurings	99	—	—	128	—	227
Total	$1,924	$3,286	$12	$429	$—	$5,651

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. TDRs are individually evaluated for credit losses.

There were no new TDRs during the three months ended March 31, 2020. At March 31, 2020, three loans were determined to be TDRs with a total carrying value of $262,000. There were no TDR defaults during the three months ended March 31, 2020.

The allowance for credit losses includes a specific reserve for these TDRs of approximately $87,000 as of March 31, 2020.

During the year ended December 31, 2019, the Company modified one loan with a carrying value of $128,000. At December 31, 2019, three loans were determined to be TDRs with a total carrying value of $227,000 as of December 31, 2019. There were no TDR defaults during the year ended December 31, 2019.

The allowance for loan losses includes a specific reserve for these TDRs of approximately $87,000 as of December 31, 2019.

As of March 31, 2020 and December 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(in thousands)
Residential:
Current	$35,560	$222,923	$165,049	$132,202	$96,869	$262,827	$—	$915,430
Non-performing	—	—	812	62	—	799	—	1,673
Total	$35,560	$222,923	$165,861	$132,264	$96,869	$263,626	$—	$917,103

Home equity:
Current	$259	$836	$1,806	$618	$125	$884	$78,526	$83,054
Non-performing	—	—	—	—	—	—	12	12
Total	$259	$836	$1,806	$618	$125	$884	$78,538	$83,066

Consumer:
Current	$4,341	$12,641	$2,044	$3,447	$5,019	$9,962	$735	$38,189
Non-performing	—	—	—	—	—	—	—	—
Total	$4,341	$12,641	$2,044	$3,447	$5,019	$9,962	$735	$38,189

	Credit Quality Indicator - by Origination Year as of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
	(in thousands)
Commercial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$48,730	$327,775	$207,019	$92,843	$120,266	$285,756	$—	$—	$1,082,389
7 (Special Mention)	—	—	292	1,776	89	4,580	—	—	6,737
8 (Substandard)	—	—	—	—	221	449	—	—	670
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$48,730	$327,775	$207,311	$94,619	$120,576	$290,785	$—	$—	$1,089,796
Commercial & Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$3,756	$42,404	$48,301	$12,123	$3,456	$9,649	$635	$—	$120,324
7 (Special Mention)	119	531	467	471	198	390	20	—	2,196
8 (Substandard)	—	1,489	340	—	3,248	51	—	—	5,128
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$3,875	$44,424	$49,108	$12,594	$6,902	$10,090	$655	$—	$127,648

	December 31, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$915,642	$80,663	$34,677
Non-performing	1,924	12	—
Total	$917,566	$80,675	$34,677

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$1,050,037	$123,900
7 (Special Mention)		7,360	4,289
8 (Substandard)		3,177	5,047
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$1,060,574	$133,236

With respect to residential real estate mortgages, home equity, and consumer loans, the Company utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans have are on non-accrual, or are past due more than 90 days but are still accruing, or are restructured. These loans may contain greater than average risk.

With respect to commercial real estate mortgages and commercial loans, the Company utilizes a 10 grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$7,227	$2,873	$700	$10,800	$906,303	$917,103
Commercial Mortgages	5,484	721	1,334	7,539	1,082,257	1,089,796
Home Equity	288	—	—	288	82,778	83,066
Commercial & Industrial	79	506	190	775	126,873	127,648
Consumer loans	—	2	—	2	38,187	38,189
Total	$13,078	$4,102	$2,224	$19,404	$2,236,398	$2,255,802

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$8,710	$1,089	$1,047	$10,846	$906,720	$917,566
Commercial Mortgages	811	—	3,161	3,972	1,056,602	1,060,574
Home Equity	57	12	—	69	80,606	80,675
Commercial & Industrial	272	226	251	749	132,487	133,236
Consumer loans	4	5	—	9	34,668	34,677
Total	$9,854	$1,332	$4,459	$15,645	$2,211,083	$2,226,728

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2020 and December 31, 2019.

Foreclosure Proceedings

Other Real Estate Owned (“OREO”)

As of March 31, 2020, the Company recorded other real estate owned assets of $2.5 million. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense.

As of March 31, 2020 and December 31, 2019, one loan secured by one- to four-family residential property amounting to $344,000 was in process of foreclosure.

Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended March 31, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Charge-offs	—	(187)	—	(89)	(14)	—	(290)
Recoveries	—	—	—	12	13	—	25
Provision for (Release of)-loan portfolio	275	1,610	54	40	64	—	2,043
Allowance for credit losses - loan portfolio	7,477	10,881	310	946	549	—	20,163
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Provision for (Release of) - unfunded commitments	—	—	—	—	—	(43)	(43)
Allowance for credit losses-unfunded commitments	—	—	—	—	—	283	283
Total allowance for credit loss	$7,477	$10,881	$310	$946	$549	$283	$20,446

The following table presents changes in the allowance for loan losses disaggregated by loan category:

	For the Three Months Ended March 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for credit losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	—	—	(30)	(9)	—	(39)
Recoveries	—	—	—	12	4	—	16
Provision for (Release of)	310	(257)	17	(152)	(11)	—	(93)
Balance at March 31, 2019	$5,256	$9,369	$534	$1,245	$248	$—	$16,652

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$87	$—	$87
Collectively evaluated for impairment	5,141	10,905	461	1,388	198	18,093
Total	$5,141	$10,905	$461	$1,475	$198	$18,180

Loans receivable
Individually evaluated for impairment	$764	$3,161	$92	$128	$—	$4,145
Collectively evaluated for impairment	916,802	1,057,413	80,583	133,108	34,677	2,222,583
Total	$917,566	$1,060,574	$80,675	$133,236	$34,677	$2,226,728

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  As of March 31, 2020 and December 31, 2019, the carrying value of goodwill totaled $31.2 million. Goodwill is tested for impairment, based on its fair value, at least annually. As of March 31, 2020 and December 31, 2019, no goodwill impairment has been recognized.

Core deposit intangibles. In connection with the Company’s merger with Optima Bank & Trust Company completed in April 2019, the Company recorded an asset for the core deposit intangible (“CDI”) of $3.6 million. Amortization of CDI totaled $90,000 for the three ended March 31, 2020. As of March 31, 2020 and December 31, 2019, the carrying value of CDI assets totaled $3.2 million and $3.3 million respectively. The weighted-average remaining amortization period for CDI was approximately nine years at March 31, 2020.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. As of March 31, 2020 and December 31, 2019, loans held for sale totaled $2.9 million and zero, respectively.

The Company either releases or retains the servicing rights on sold loans. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the three months ended March 31, 2020 and the year ended December 31, 2019 were $5.7 million and $1.8 million, respectively.  Total gain on loans sold were $73,000 and $19,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights capitalized	4	—	4
Amortization charged against servicing income	(23)	—	(23)
Change in impairment reserve	—	—	—
Balance at March 31, 2019	$647	$—	$647

Balance at December 31, 2019	$1,347	$(26)	$1,321
Mortgage servicing rights capitalized	32	—	32
Amortization charged against servicing income	(100)	—	(100)
Change in impairment reserve	—	(12)	(12)
Balance at March 31, 2020	$1,279	$(38)	$1,241

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.3 million and $0.9 million as of March 31, 2020 and March 31, 2019, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for the mortgage servicing rights portfolio was 4.2 years and 5.2 years at March 31, 2020 and December 31, 2019, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
Remainder of 2020	$216
2021	237
2022	187
2023	147
2024	115
Thereafter	377
Total	$1,279

9. Income Taxes

The Company’s effective tax rate was 22.2% for the quarter ended March 31, 2020, as compared to 21.9% for the quarter ended March 31, 2019.

Net deferred tax assets totaled $3.7 million at March 31, 2020 and $8.2 million at December 31, 2019. The Company did not record  a valuation allowance for deferred tax assets at March 31, 2020 or December 31, 2019.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Current income tax expense (benefit)
Federal	$(478)	$371
State	274	167
Total current income tax expense (benefit)	(204)	538

Deferred income tax expense
Federal	1,600	818
State	665	384
Total deferred income tax expense	2,265	1,202
Total income tax expense	$2,061	$1,740

One of the business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)  included allowing net operating losses (“NOLs”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. This allowed the Company to recognize lower tax expense associated with NOL and, combined with adjustments to state NOL rates, resulted in a benefit of $372,000 during the first quarter of 2020.

10.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$71	$68	$6	$5
Interest cost	420	426	87	90	6	6
Expected return on assets	(680)	(709)	—	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	—	—	—	—
Amortization of net actuarial (gain) loss	39	—	—	—	(1)	(1)
Net periodic benefit cost (credit)	$(222)	$(284)	$158	$158	$11	$10

The Company did not make any contributions to the qualified defined benefit pension plan during the three months ended March 31, 2020, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2020.

Employee Profit Sharing and 401(k) Plan

The Company maintains a Profit Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. Each year, the Company may also make a discretionary contribution to the PSP. Effective in 2019, employees are eligible to participate in the discretionary contribution portion of the PSP on the first day of their initial date of service. Additionally, employees must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution.

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

Total expenses related to the PSP and ESOP for the three months ended March 31, 2020 and March 31, 2019 amounted to $966,000 and $586,000, respectively.

Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”)

For executives participating in the DC SERP, the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for both the three months ended March 31, 2020 and March 31, 2019 amounted to $43,000.

11. STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2020, the Company issued the following RSAs and RSUs from the 2017 Equity and Cash Incentive Plan.  The fair value of RSAs and RSUs is based upon the Company’s common stock closing share price on the date of the grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

	Weighted-
	Average
Shares Granted	Fair Value at Grant Date	Type of Award
10,988	$75.50	RSAs
8,775	$75.50	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

On January 21, 2020, the Company granted 27,512 PRSUs. These PRSUs were issued from the 2017 Equity and Cash Incentive Plan and had a grant date fair value per share of $75.50, as determined by the closing price on grant date. PRSUs are subject to a 3-year performance period and are earned based on operating return on assets and operating diluted earnings per share growth performance as compared to the Company’s peer group.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Stock based compensation expense	$980	$618
Related tax benefits	$273	$174

12.	Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential mortgage loans, derivatives contracts, risk participation agreements, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. See Note 17 – Derivatives and Hedging Activities for a discussion of the Company’s derivatives and hedging activities.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$417,193	$428,020
Origination of new loans	82,755	24,413
Standby letters of credit	9,516	9,150

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	12,984	3,909

13.	LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2020 and 2030 and, in some instances, contain options to renew for periods up to 30 years.

The following table summarizes information related to the Company’s right-of-use asset and net lease liability:

	March 31, 2020
	Operating Leases	Balance Sheet Location
	(dollars in thousands)
Right-of-use asset	$32,312	Right-of-use asset operating leases
Lease liability	$33,813	Operating lease liabilities

	December 31, 2019
	Operating Leases	Balance Sheet Location
	(dollars in thousands)
Right-of-use asset	$33,587	Right-of-use asset operating leases
Lease liability	$35,054	Operating lease liabilities

The components of operating lease cost and other related information are as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Operating lease cost	$1,389	$1,469
Variable lease cost (Cost excluded from lease payments)	—	1
Sublease income	(16)	(16)
Total Operating Lease Cost	$1,373	$1,454
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$1,327	$1,436
Operating Lease - Operating cash flows (Liability reduction)	1,026	1,150
Weighted average lease term - operating leases	8.36 Years	7.98 Years
Weighted average discount rate - operating leases	3.38%	3.39%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2020 were as follows:

Year Ended	Future Minimum
March 31, 2020	Lease Payments
(dollars in thousands)
Remainder of 2020	$5,478
2021	5,523
2022	5,371
2023	5,021
2024	4,355
Thereafter	14,553
Total minimum lease payments	40,301
Less: interest	(6,488)
Total lease liability	$33,813

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.5 million and $1.3 million for the quarter ended March 31, 2020 and March 31, 2019, respectively.

Under the terms of a sublease agreement, the Company will receive minimum annual rental payments of approximately $32,000 through July 31, 2020. Total rental income was $16,000 for both the quarters ended March 31, 2020 and March 31, 2019.

14.	Shareholders’ Equity

As of March 31, 2020 and December 31, 2019, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

The Company adopted ASU 2016-13 on January 1, 2020.  The joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that are required under U.S. accounting standards to adopt CECL this year can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years, after which, the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. The Company did not elect to delay the adoption of CECL, nor adopt the transition period for regulatory capital.

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$279,487	13.6%	$215,500	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	259,041	12.6%	174,452	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	259,041	12.6%	143,666	7.0%	N/A	N/A
Tier I capital (to average assets)	259,041	9.2%	112,520	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$273,807	13.3%	$215,498	10.5%	$205,236	10.0%
Tier I capital (to risk-weighted assets)	253,361	12.3%	174,451	8.5%	164,189	8.0%
Common equity tier I capital (to risk-weighted assets)	253,361	12.3%	143,665	7.0%	133,403	6.5%
Tier I capital (to average assets)	253,361	9.0%	112,519	4.0%	140,649	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$272,727	13.6%	$210,342	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	254,497	12.7%	170,277	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	254,497	12.7%	140,228	7.0%	N/A	N/A
Tier I capital (to average assets)	254,497	9.0%	113,365	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$271,034	13.5%	$210,341	10.5%	$200,325	10.0%
Tier I capital (to risk-weighted assets)	252,804	12.6%	170,276	8.5%	160,260	8.0%
Common equity tier I capital (to risk-weighted assets)	252,804	12.6%	140,227	7.0%	130,211	6.5%
Tier I capital (to average assets)	252,804	8.9%	113,364	4.0%	141,705	5.0%

15. Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) during the period, by component, net of tax:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Before Tax Amount	Tax Expense	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized (losses)/gains on available for sale securities
Unrealized holding (losses)/gains	$3,241	$(741)	$2,500	$1,425	$(330)	$1,095
Reclassification adjustment for (gains)/losses recognized in net income	—	—	—	87	(21)	66
Derivatives
Change in interest rate contracts	5,886	(1,640)	4,246	(42)	12	(30)
Defined benefit retirement plans
Change in retirement liability	(1)	—	(1)	36	(10)	26
Total Other Comprehensive (Loss)/Income	$9,126	$(2,381)	$6,745	$1,506	$(349)	$1,157

Reclassifications out of AOCI that have an impact on net income are presented below:

Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2020	2019	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains and losses on available for sale securities	$—	$(87)	Loss on disposition of investment securities
Tax benefit	—	21	Income taxes expense
Net of tax	$—	$(66)	Net income

16.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$7,232	$6,198
Less dividends and undistributed earnings allocated to participating securities	(16)	(61)
Net income applicable to common shareholders	$7,216	$6,137

Denominator:
Weighted average common shares outstanding	5,397	4,073
Earnings per common share – basic	$1.34	$1.51

Earnings per common share - diluted:
Numerator:
Net income	$7,232	$6,198
Less dividends and undistributed earnings allocated to participating securities	(16)	(61)
Net income applicable to common shareholders	$7,216	$6,137

Denominator:
Weighted average common shares outstanding	5,397	4,073
Dilutive effect of common stock equivalents	35	34
Weighted average diluted common shares outstanding	5,432	4,107
Earnings per common share – diluted	$1.33	$1.49

17.	Derivative AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	March 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$8,749	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$8,749			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	281,284	Other Assets	$32,721	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	281,284	Other Liabilities	32,721
Risk participation agreements-out to counterparties	19,000	Other Assets	34	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	101,075	Other Liabilities	537
Total derivatives not designated as hedging instruments			$32,755			$33,258

	December 31, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$2,911	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$2,911			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	241,187	Other Assets	$12,980	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	241,187	Other Liabilities	12,980
Risk participation agreements-out to counterparties	19,000	Other Assets	21	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	88,489	Other Liabilities	250
Total derivatives not designated as hedging instruments			$13,001			$13,230

The following tables present the effect of cash flow hedge accounting on AOCI as of the periods presented:

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2020
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$5,998	$6,634	$(636)	Interest Income	$112	$161	$(49)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	For the Three Months Ended March 31, 2019				For the Three Months Ended March 31, 2019
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(89)	$—	$(89)	Interest Income	$(48)	$—	$(48)

The Company estimates that an additional $2.3 million will be reclassified out of AOCI into earnings, as a reduction to interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Income Statement for the periods presented:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the income statement in which the effects of cash flow hedges are recorded	$112	$(48)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain or (loss) reclassed from AOCI into income	$112	$(48)
Amount of gain or (loss) reclassed from AOCI into income - Included Component	161	—
Amount of gain or (loss) reclassed from AOCI into income - Excluded Component	$(49)	$(48)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Income Statement as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,	Three Months Ended March 31,
		2020	2019
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$178	$74
Total		$178	$74

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

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well- capitalized institution, then the counterparty could terminate the derivative position(s) and the Company would be required to settle its obligations under the agreements.

As of March 31, 2020 and December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $23.9 million and $9.6 million, respectively. As of March 31, 2020, and December 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $24.1 million and $10.4 million, respectively. If the Company had breached any of these provisions at March 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $23.9 million and $9.6 million, respectively.

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

The following tables present the information about financial instruments that are eligible for offset in the Consolidated Balance sheets as March 31, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$41,504	$—	$41,504	$8,841	$—	$32,663

Offsetting of Derivative Liabilities
Derivative Liabilities	$33,258	$—	$33,258	$8,841	$23,558	$859

				Gross Amounts Not Offset
	Gross Amounts of Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$15,912	$—	$15,912	$3,128	$-	$12,784

Offsetting of Derivative Liabilities
Derivative Liabilities	$13,230	$—	$13,230	$3,128	$9,645	$457

18.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$42,989	$42,989	$61,335	$61,335
Securities available for sale	117,947	117,947	140,330	140,330
Securities held to maturity	246,906	256,860	258,172	264,114
Loans, net	2,235,639	2,201,952	2,208,548	2,160,087
Loans held for sale	2,875	2,920	1,546	2,051
FHLB Boston stock	6,268	6,268	7,854	7,854
Accrued interest receivable	6,872	6,872	7,052	7,052
Mortgage servicing rights	1,241	1,293	1,321	1,526
Interest rate contracts	8,749	8,749	2,911	2,911
Loan level interest rate swaps	32,721	32,721	12,980	12,980
Risk participation agreements out to counterparties	34	34	21	21

Financial liabilities
Deposits	2,390,359	2,390,866	2,358,878	2,358,089
Short-term borrowings	75,147	75,328	135,691	75,328
Long-term borrowings	—	—	—	—
Loan level interest rate swaps	32,721	32,721	12,980	12,980
Risk participation agreements in with counterparties	537	537	250	250

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$18,590	$—	$18,590
Mortgage-backed securities	—	99,357	—	99,357
Other assets
Interest rate swaps with customers	—	32,721	—	32,721
Risk participation agreements out to counterparties	—	34	—	34
Interest rate contracts	—	8,749	—	8,749
Other liabilities
Mirror swaps with counterparties	—	32,721	—	32,721
Risk participation agreements in with counterparties	—	537	—	537

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$37,848	$—	$37,848
Mortgage-backed securities	—	102,482	—	102,482
Other assets
Interest rate swaps with customers	—	12,980	—	12,980
Risk participation agreements out to counterparties	—	21	—	21
Interest rate contracts	—	2,911	—	2,911
Other liabilities
Mirror swaps with counterparties	—	12,980	—	12,980
Risk participation agreements in with counterparties	—	250	—	250

The following table presents the carrying value of assets held at March 31, 2020, which were measured at fair value on a non-recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	2,875	—	—	2,875
Other real estate owned	—	—	2,457	2,457
Total	$2,875	$—	$2,457	$5,332

The following table presents the carrying value of assets held at December 31, 2019, which were measured at fair value on a non-recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Collateral dependent impaired loans	$—	$—	$2,541	$2,541
Loans held for sale	1,546	—	—	1,546
Other real estate owned	—	—	163	163
Total	$1,546	$—	$2,704	$4,250

Collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

Loans held for sale. Loans held for sale are carried at the lower of fair value or carrying value (unpaid principal and unamortized loans fees).

Other Real Estate Owned. These properties are carried at fair value less estimated costs to sell.

There were no transfers between levels for the three months ended March 31, 2020 and the three months ended March 31, 2019.

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

Loans

For most categories of loans, fair values are estimated using projected future cash flows, discounted at rates based upon current rates at which similar loans would be made to borrowers with similar credit ratings, and for similar remaining maturities. Projected estimated cash flows are adjusted for prepayment assumptions, liquidity premium assumptions, and credit loss assumptions. Loans that are deemed to be collateral dependent in accordance with ASC 310, “Receivables,” are valued based upon the lower of cost or fair value of the underlying collateral.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission.

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

•	disruptions to the credit and financial markets, either nationally or globally;
•	the duration and scope of the coronavirus disease 2019 (“COVID-19”) pandemic and its impact on levels of consumer confidence;
•	actions governments, businesses and individuals take in response to the COVID-19 pandemic;
•	the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies and economic activity;
•	the pace of recovery when the COVID-19 pandemic subsides;
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

•	unpredictable natural or other disasters, which could adversely impact the Company’s customers or operations;
•	a loss of customer deposits, which could increase the Company’s funding costs;
•	the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;
•	changes in the creditworthiness of customers;
•	increased credit losses or impairment of goodwill and other intangibles;
•	negative public opinion which could damage the Company’s reputation and adversely impact business and revenues;
•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;
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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of March 31, 2020, the Company had total assets of approximately $2.9 billion. The Bank operates 16 full-service banking offices in six cities and towns in Eastern Massachusetts and Southeastern New Hampshire. As a Private Bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of March 31, 2020, the Company had Assets under Management and Administration of approximately $3.1 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from its wealth management services. The results of operations are affected by the level of income and fees from loans, deposits, as well as operating expenses, the provision for credit losses, the impact of federal and state income taxes, the relative levels of interest rates, and local and national economic activity.

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

Merger with Wellesley Bancorp, Inc.

In the fourth quarter of 2019, the Company, the Bank, Wellesley, and Wellesley Bank, Wellesley’s subsidiary bank, entered into a definitive agreement pursuant to which Wellesley will merge with and into the Company and Wellesley Bank will merge with and into the Bank in an all-stock transaction (the “Merger”). The Company’s and Wellesley’s shareholders both approved the merger at a special meeting held on March 12, 2020, and March 16, 2020, respectively. The closing of the merger is expected to occur in the second quarter of 2020, subject to customary closing conditions. Under the terms of the merger agreement, Wellesley shareholders will receive 0.580 shares of the Company’s common stock for each share of Wellesley common stock they own on the effective date of the Merger. This transaction is expected to enhance and expand the Company’s Greater Boston presence with the addition of Wellesley’s six full-service banking offices in the Norfolk, Middlesex, and Suffolk Counties of Massachusetts.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers allowance for credit losses and income taxes to be its critical accounting policies.

Allowance for Credit Losses. The Company adopted ASU-2016-13 “Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) during the first quarter of 2020.  ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes expected loss methodology. The use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, requires institutions to account for potential losses that previously would not have been part of the calculation. The CECL methodology incorporates forecasting in addition to historical and current measures utilized in the prior incurred loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities.

Under the CECL methodology, the allowance for credit losses (“ACL”) consists of quantitative and qualitative components. The quantitative component of the ACL is model based and utilizes a single forward-looking macroeconomic forecast, complemented by a qualitative component in estimating expected credit losses. The qualitative component of the ACL considers (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of nonaccrual and past due loans; and (iii) model limitations; among others.

ASU 2016-13 also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period.

We also perform a qualitative assessment beyond model estimates, and apply qualitative adjustments as management deems necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, we revert to historical information over a period for which comparable data is available. The historical information either experienced by the Company or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, we reassess the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

We evaluate the loan allowance for credit losses quarterly. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and interest rate changes.

The underlying assumptions, estimates and assessments we use to estimate the allowance for credit losses reflect Management’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible and likely that we will experience credit losses that are different from our current estimates. Charge-offs are deducted from the allowance for credit losses when we judge the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.

The expected credit losses for unfunded commitments are measured over the contractual period of the Company’s exposure to credit risk.  The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, for the risk of loss, and current conditions and expectations. Management periodically reviews and updates its assumptions for estimated funding rates based on historical rates, and factors such as portfolio growth, changes to organizational structure, economic conditions, borrowing habits, or any other factor which could impact the likelihood that funding will occur. The Company does not reserve for unfunded commitments which are unconditionally cancellable.

See “Management’s Discussion and Analysis—Critical Accounting Policies” in our 2019 Form 10-K, for a detailed discussion of the Company’s other critical accounting estimates and policies.

There have been no other significant changes to the Company’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Developments

See Note 4 to the Unaudited Consolidated Financial Statements for details of recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

During the first quarter of 2020, the Company announced a range of initiatives to help clients, communities, and employees navigate the many financial challenges caused by the COVID-19 pandemic.  As a result of the COVID-19 crisis, the Company has taken the following steps to provide support to any client experiencing a hardship during this uncertain time.

For Banking Clients:

•	Access to banking offices by appointment
•	Increased telephone banking support through the Client Resource Center
•	Waived penalties for early certificate of deposit withdrawals
•	Increased ATM withdrawal limits and debit card spending
•	Convenient and secure digital platforms for remote banking

For Consumer Loan Clients:

•	90-day postponement of residential loan foreclosures
•	Payment deferrals on mortgages and home equity loans, based on need
•	Forgiving late charges for consumer loan payments

For Business and Commercial Banking Clients:

•

Participating in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lending program, the Company has processed and obtained SBA approval for 735 loan applications totaling $166.7 million as of April 30, 2020.

•	Increased remote deposit limits
•	Implemented payment relief options for commercial loans, based on need
•	Providing assistance with access to government support and lending programs
•	Treasury management services to support business continuity
•	Secure online and mobile banking platforms

For Wealth Management Clients:

The Company’s wealth management team is closely monitoring the economy and financial markets and continues to actively manage clients’ portfolios through the current volatility.  We have urged clients to reach out to their Relationship Manager directly with any questions or concerns.

For Communities:

In addition to the 250 plus organizations the Company supports through its annual charitable giving, the Company is donating an additional $250,000 to organizations supporting those most impacted by COVID-19.

For Employees:

The Company is taking precautions to protect the health and safety of its staff, while continuing to provide uninterrupted service to clients. Efforts include:

•	Temporary closure of all banking office lobbies, with services remaining available by appointment
•	Increased cleaning of all office locations
•	95% of staff working remotely with the exception of essential banking office employees
•	Teleconferencing for meetings

Forbearance/Modifications. The Company has instituted payment deferral programs to aid existing borrowers with payment forbearance. For commercial and consumer borrowers, we have endeavored to provide payment relief for 90 days for borrowers who have been impacted by the COVID-19 virus and have requested payment assistance. We expect to continue to accrue interest on these loans during the payment deferral period. As of April 30, 2020, the Company has approved 120 commercial loan payment relief requests totaling $53.6 million and 99 consumer loan payment relief requests totaling $34.8 million.

On April 20, 2020, the governor of Massachusetts signed into law Chapter 65 of the Act of 2020, An Act Providing for a Moratorium on Evictions and Foreclosures During the COVID-19 Emergency (“Chapter 65”). Chapter 65, which will remain in effect until the earlier of August 18, 2020 or forty-five (45) days after the Massachusetts’ governor’s COVID-19 emergency declaration has been lifted, provides for, among other things, the right of residential mortgage borrowers that have experienced a financial impact from COVID-19 to obtain a forbearance on their mortgage payments for up to 180 days if requested by the borrower. Subsequent guidance provided by the Massachusetts Division of Banks on May 1, 2020 provided information regarding the length of the forbearance period. The Company is currently evaluating the impact of Chapter 65 but expects to grant 180 day forbearances to eligible borrowers who request a forbearance and to extend the forbearance period to 180 total days for any eligible borrowers previously granted forbearances who request it.

For a further discussion of the risks and uncertainties relating to COVID-19 for our results of operations and business condition, see Item 1A. Risk Factors.

Results of Operations

Results of Operations for the three months ended March 31, 2020 and March 31, 2019

General. Net income increased $1.0 million, or 16.7%, to $7.2 million for the quarter ended March 31, 2020, as compared to net income of $6.2 million for the quarter ended March 31, 2019, primarily due to a $4.0 million increase in net interest and dividend income after the provision for credit losses, and a $861,000 increase in noninterest income, which were partially offset by a $3.6 million increase in noninterest expenses, and higher income tax expense of $321,000. Diluted earnings per share were $1.33 for the first quarter of 2020, representing a 10.7% decrease over diluted earnings per share of $1.49 for the same quarter last year. The Company completed its merger with Optima in the second quarter of 2019.

Excluding nonoperating expenses, operating net income was $7.4 million for the quarter ended March 31, 2020, an increase of $1.1 million, or 17.5%, compared to operating net income of $6.3 million for the quarter ended March 31, 2019. Operating diluted earnings per share were $1.37 for the first quarter of 2020, representing a 10.5% decrease over operating diluted earnings per share of $1.53 for the same quarter last year.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses increased by $6.1 million, or 37.8%, to $22.4 million, as compared to $16.3 million for the quarter ended March 31, 2019, primarily due to loan growth.

•	Interest on loans increased by $7.2 million, or 43.7%, which was primarily a result of net loan growth, both organic and due to the merger with Optima in 2019.
•	Interest on deposits increased by $628,000, or 25.1%, as a result of the merger with Optima and due to strong core deposit growth during 2019.

Total average interest earning assets increased by $640.2 million, or 31.5%, to $2.7 billion as of March 31, 2020, from $2.0 billion as of March 31, 2019, primarily due to the merger with Optima and strong loan growth. The Company’s net interest margin, on a fully taxable equivalent basis, increased 13 basis points to 3.39% for the quarter ended March 31, 2020, as compared to 3.26% for the quarter ended March 31, 2019.  Net interest margin, on a fully taxable equivalent basis, increased 20 basis points to 3.39% for the quarter ended March 31, 2020, as compared to 3.19% for the quarter ended December 31, 2019.

Interest and Dividend Income. Total interest and dividend income increased $7.0 million, or 36.5%, to $26.1 million for the quarter ended March 31, 2020, as compared to $19.1 million for the quarter ended March 31, 2019, primarily due to a $7.2 million increase in interest income from loans, partially offset by a $233,000 decrease in interest on investment securities.

Interest Expense. Interest expense increased $838,000, or 29.3%, to $3.7 million for the quarter ended March 31, 2020, as compared to $2.9 million for the quarter ended March 31, 2019, primarily as result of the merger with Optima and strong core deposit growth during 2019.

Average interest-bearing liabilities increased $435.5 million to $1.9 billion at March 31, 2020, primarily driven by an increase in average savings balances of $200.0 million, a $65.3 million increase in average checking accounts balances, an increase in average money market accounts of $62.8 million, an increase in average certificates of deposit balances of $34.1 million, and in increase in average other borrowed funds of $73.3 million. The aforementioned increases were primarily due to the merger with Optima and core deposit growth.

We experienced a two basis points decrease in the average cost of interest-bearing liabilities for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, as the Company took steps to reduce the cost of deposits and mitigate the impact of falling interest rates on the net interest margin during the first quarter of 2020.

Provision for Credit Losses. The Company recorded $2.0 million in provision for credit losses for the quarter ended March 31, 2020, as compared to a release of the provision for credit losses of $93,000 for the quarter ended March 31, 2019. The increase is primarily due to the expected impact of the COVID-19 pandemic within the current expected credit losses (“CECL”) methodology. The Company adopted ASU 2016-13 - Measurement of Credit Losses on Financial Instruments, in the first quarter of 2020 and recorded a one-time transition amount of $347,000, net of taxes, as a decrease to retained earnings. This amount represents additional reserves for loans and unfunded commitments that existed upon adopting the new guidance.

We recorded net charge-offs of $265,000 for the quarter ended March 31, 2020, as compared to a net charge-off of $23,000 in 2019. The allowance for credit losses was $20.2 million, or 0.89% of total loans at March 31, 2020, as compared to $18.2 million, or 0.82% of total loans at March 31, 2019.

Noninterest Income.

Total noninterest income increased by $861,000, or 10.8%, to $8.8 million for the quarter ended March 31, 2020, as compared to $8.0 million for the quarter ended March 31, 2019, primarily as a result of increases in Wealth Management revenue, loan related derivative income and higher gains on loans sold. Noninterest income was 28.2% of total revenue for the quarter ended March 31, 2020.

•

Wealth Management revenue increased by $503,000, or 8.2%, to $6.6 million for the first quarter of 2020, as compared to $6.1 million for the first quarter of 2019. Wealth Management Assets under Management and Administration were $3.1 billion as of March 31, 2020, a decrease of $381.6 million, or 11.1%, from December 31, 2019, primarily as a result of reductions within the equity markets during the first quarter of 2020.
•

Loan related derivative income increased by $74,000, or 17.0%, to $510,000 for the first quarter of 2020, as compared to $436,000 for the first quarter of 2019, due to increased loan volume and the associated derivative transactions executed throughout the quarter.

•	Gain on loans sold increased by $103,000, as compared to the first quarter of 2019, due to increased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,430	$6,005
Asset-based revenues	6,430	6,005
Financial planning fees and other service fees	197	119
Total wealth management revenues	$6,627	$6,124

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,287,371	$2,759,547
Gross client asset inflows	99,247	60,313
Gross client asset outflows	(73,054)	(72,818)
Net market impact	(381,171)	243,333
Balance at the end of the period	$2,932,393	$2,990,375
Weighted average management fee	0.81%	0.84%

There were no significant changes to the average fee rates and fee structure for the three months ended March 31, 2020 and 2019.

Noninterest Expense. Total noninterest expense increased by $3.6 million, or 21.7%, to $19.9 million for the quarter ended March 31, 2020, as compared to $16.4 million for the quarter ended March 31, 2019, primarily driven by increases in salaries and benefits expense, occupancy and equipment expense, and data processing expense.

•

Salaries and employee benefits expense increased $2.2 million driven by merit increases, increased staffing related to the Optima merger, additions to support business initiatives, and higher employee benefit costs.

•

Occupancy and equipment expense increased $477,000 due to the operation of additional branches and office space as a result of the Optima merger that was not reflected within the first quarter of 2019.

•	Data processing expense increased $339,000 due to the merger with Optima and investments made in technology.

Income Tax Expense. The Company recorded a provision for income taxes of $2.1 million for the quarter ended March 31, 2020, as compared to $1.7 million for the same quarter in 2019. The Company’s effective tax rate was 22.2% for the quarter ended March 31, 2020, as compared to 21.9% for the quarter ended March 31, 2019.

The Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) was signed into law on March 27, 2020, to help stimulate the United States economy. One of the business tax provisions of the CARES Act included allowing net operating losses (“NOL”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.  This allowed the Company to recognize lower tax expense associated with NOL carryforwards from 2018 and 2019 (as a result of the Optima merger) and, combined with adjustments to state NOL rates, resulted in a benefit of $372,000 in the first quarter of 2020. Additionally, the Company recognized $21,000 of tax benefit resulting from the accounting for share-based payments during the first quarter of 2020.

Changes in Financial Condition

Total Assets. Total assets remained stable from December 31, 2019 and were $2.9 billion as of March 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $18.3 million to $43.0 million at March 31, 2020 from $61.3 million at December 31, 2019.

Investment Securities. The Company’s total investment securities portfolio decreased by $33.6 million, or 8.4%, from $398.5 million at December 31, 2019 to $364.9 million at March 31, 2020 as the Company used investment cash flow to pay down wholesale funding.

Loans. Total loans increased by $29.1 million, or 1.3%, from December 31, 2019 and stood at $2.3 billion as of March 31, 2020.

•	Residential real estate loans decreased by $463,000 from $917.6 million at December 31, 2019 to $917.1 million at March 31, 2020.
•	Commercial real estate loans increased by $29.2 million, from $1.06 billion at December 31, 2019 to $1.09 billion at March 31, 2020.
•	Commercial & industrial loans decreased by $5.6 million from $133.2 million at December 31, 2019 to $127.6 million at March 31, 2020.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2020, our investment in bank-owned life insurance was $37.5 million, representing an increase of $160,000 from $37.3 million at December 31, 2019, primarily due to increases in the cash surrender value of the policies during the first quarter of 2020.

Other assets. Other assets increased $28.3 million to $70.6 million at March 31, 2020, from $42.3 million at December 31, 2019, primarily due to an increase in the fair value of derivatives.

Deposits. Total deposits grew by $31.5 million, or 1.3%, to $2.4 billion at March 31, 2020.

•	Core deposits, which the Company defines as all deposits other than certificates of deposit, decreased by $5.6 million, or 0.3%, to $2.2 billion at March 31, 2020.
•

The cost of total deposits for the quarter ended March 31, 2020 was 0.54%, as compared to 0.68% for the quarter ended December 31, 2019, a reduction of 14 basis points driven by reduced interest rates during 2020. At March 31, 2020, the spot cost of deposits was 0.27%.

Certificates of deposit totaled $219.4 million at March 31, 2020, an increase of $37.1 million from $182.3 million at December 31, 2019, primarily due to an increase in short-term brokered certificates of deposit.  Total brokered certificates of deposit, which are included within certificates of deposit, were $58.8 million and $7.1 million at March 31, 2020 and December 31, 2019, respectively.

Borrowings. At March 31, 2020, borrowings consisted of advances from the FHLB of Boston and the FRB Boston. Total borrowings decreased to $75.1 million at March 31, 2020, from $135.7 million at December 31, 2019. During the first quarter, the Company utilized cash flow and maturities from the investment portfolio to reduce wholesale funding.

Shareholders’ Equity. Total shareholders’ equity increased $11.2 million, or 3.9%, to $297.8 million at March 31, 2020, from $286.6 million at December 31, 2019, primarily due to net income of $7.2 million, increases  in the value of the Company’s interest rate derivative positions of $4.2 million and increases in the value of the available for sale investment portfolio of $2.5 million, partially offset by regular dividend payments of $2.9 million.

The Company’s total shareholders’ equity to total assets ratio increased by 40 basis points to 10.44% as of March 31, 2020, as compared to 10.04% as of December 31, 2019. Book value per share grew by $1.90, or 3.58%, to $54.96 as of March 31, 2020, as compared to $53.06 as of December 31, 2019.

The Company’s ratio of tangible common equity to tangible assets increased 4.6%, to 9.34%, at March 31, 2020, from 8.93% at December 31, 2019, primarily due to the Company’s earnings combined with increased valuations of interest rate derivative positions and available for sale investment securities. Tangible book value per share grew by $1.94, or 4.2%, to $48.60 as of March 31, 2020, as compared to $46.66 as of December 31, 2019.

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

	Three Months Ended
	March 31,	December 31,	March 31,
Operating Net Income / Operating Diluted Earnings Per Share	2020	2019	2019
	(in thousands, except share data)

Net Income (a GAAP measure)	$7,232	$7,109	$6,198
Add: Merger and Capital Raise Expenses (Pretax)	253	841	91
Add: Loss on disposition of investment securities	—	—	87
Tax effect of Merger and Capital Raise Expenses, and loss on disposition of investment securities(1)	(51)	(28)	(50)
Operating Net Income (a non-GAAP measure)	$7,434	$7,922	$6,326
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(16)	(57)	(61)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$7,418	$7,865	$6,265
Weighted Average Diluted Shares	5,432,099	4,980,439	4,106,658
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.37	$1.58	$1.53

(1)

The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$297,759	$286,561	$172,268
Less: Goodwill and acquisition related intangibles (GAAP)	(34,454)	(34,544)	(412)
Tangible Common Equity (a non-GAAP measure)	263,305	252,017	171,856
Total assets (GAAP)	2,852,629	2,855,563	2,138,548
Less: Goodwill and acquisition related intangibles (GAAP)	(34,454)	(34,544)	(412)
Tangible assets (a non-GAAP measure)	$2,818,175	$2,821,019	$2,138,136
Tangible Common Equity Ratio (a non-GAAP measure)	9.34%	8.93%	8.04%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$263,305	$252,017	$171,856
Common shares outstanding	5,417,983	5,400,868	4,123,618
Tangible Book Value Per Share (a non-GAAP measure)	$48.60	$46.66	$41.68

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”) and U.S. GSE mortgage-backed securities and corporate debt securities. These securities are carried at fair value, with unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders’ equity.

The fair value of securities available for sale totaled $117.9 million and included gross unrealized gains of $2.7 million and gross unrealized losses of $212,000 at March 31, 2020. At December 31, 2019, the fair value of securities available for sale totaled $140.3 million and included gross unrealized gains of $231,000 and gross unrealized losses of $1.0 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2020 are carried at their amortized cost of $246.9 million. At December 31, 2019, securities held to maturity totaled $258.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$18,590	16%	$37,848	27%
Mortgage-backed securities	99,357	84%	102,482	73%
Total securities available for sale	$117,947	100%	$140,330	100%
Held to maturity securities
U.S. GSE obligations	$5,000	2%	$5,000	2%
Mortgage-backed securities	152,159	62%	161,759	63%
Corporate debt securities	6,982	3%	6,980	3%
Municipal securities	82,765	33%	84,433	32%
Total securities held to maturity	$246,906	100%	$258,172	100%
Total	$364,853	100%	$398,502	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At March 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$5,000	1.4%	$5,000	2.3%	$8,000	2.6%	$18,000	2.2%
Mortgage-backed securities	—	—	29	5.4%	34,726	1.9%	62,730	2.0%	97,485	1.9%
Total available for sale securities	$—	—	$5,029	1.4%	$39,726	1.9%	$70,730	2.0%	$115,485	2.0%

Held to maturity securities
U.S. GSE obligations	$5,000	1.6%	$—	—	$—	—	$—	—	$5,000	1.6%
Mortgage-backed securities	—	—	2	5.6%	46,317	2.7%	105,840	2.5%	152,159	2.6%
Corporate debt securities	—	—	6,982	2.6%	—	—	—	—	6,982	2.6%
Municipal securities	2,770	4.5%	11,669	4.1%	44,816	3.7%	23,510	3.3%	82,765	3.7%
Total held to maturity securities	$7,770	2.6%	$18,653	3.5%	$91,133	3.2%	$129,350	2.6%	$246,906	2.9%
Total	$7,770	2.6%	$23,682	3.1%	$130,859	2.8%	$200,080	2.4%	$362,391	2.6%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.4%	$20,000	1.5%	$5,000	2.3%	$8,000	2.6%	$38,000	1.8%
Mortgage-backed Securities	—	—	37	5.4%	36,393	1.9%	66,679	2.1%	103,109	2.0%
Total available for sale securities	$5,000	1.4%	$20,037	1.5%	$41,393	1.9%	$74,679	2.1%	$141,109	2.0%

Held to maturity securities
U.S. GSE obligations	$5,000	1.6%	$—	—	$—	—	$—	—	$5,000	1.6%
Mortgage-backed Securities	—	—	2	5.6%	48,088	2.7%	113,669	2.6%	161,759	2.6%
Corporate debt securities	—	—	6,980	2.6%	—	—	—	—	6,980	2.6%
Municipal securities	3,270	4.6%	10,606	4.2%	45,201	3.7%	25,356	3.4%	84,433	3.7%
Total held to maturity securities	$8,270	2.8%	$17,588	3.6%	$93,289	3.2%	$139,025	2.8%	$258,172	3.0%
Total	$13,270	2.3%	$37,625	2.4%	$134,682	2.8%	$213,704	2.5%	$399,281	2.6%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2020 and December 31, 2019.

Management evaluates securities for credit loss on at least a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (1) whether the fair value is less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following table shows the composition of the loan portfolio at the dates indicated:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$430,067	19%	$430,877	19%
Mortgages - adjustable rate	469,025	21%	467,139	21%
Construction	15,209	1%	17,374	1%
Deferred costs net of unearned fees	2,802	0%	2,176	0%
Total residential mortgages	917,103	41%	917,566	41%
Commercial mortgage
Mortgages - non-owner occupied	897,612	39%	870,047	40%
Mortgages - owner occupied	112,807	5%	114,095	5%
Construction	79,214	4%	76,288	3%
Deferred costs net of unearned fees	163	0%	144	0%
Total commercial mortgages	1,089,796	48%	1,060,574	48%
Home equity
Home equity - lines of credit	76,359	3%	73,880	3%
Home equity - term loans	6,469	1%	6,555	1%
Deferred costs net of unearned fees	238	0%	240	0%
Total home equity	83,066	4%	80,675	4%
Commercial & industrial
Commercial & industrial	127,683	6%	133,337	6%
Deferred costs net of unearned fees	(35)	0%	(101)	0%
Total commercial & industrial	127,648	6%	133,236	6%
Consumer
Secured	37,100	1%	33,453	1%
Unsecured	1,065	0%	1,199	0%
Deferred costs net of unearned fees	24	0%	25	0%
Total consumer	38,189	1%	34,677	1%
Total loans	$2,255,802	100%	$2,226,728	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $917.1 million at March 31, 2020, a decrease of $463,000, or 0.1%, from $917.6 million at December 31, 2019, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 41% of total loans at March 31, 2020 and December 31, 2019.

The average loan balance outstanding in the residential portfolio was $393,000 and the largest individual residential mortgage loan outstanding was $9.0 million as of March 31, 2020. At March 31, 2020, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $510,400 in 2020 from $484,350, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines, however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low and moderate income borrowers within the Bank’s CRA Assessment Area.

Generally, our residential construction loans are based on complete value per plans and specifications, with loan proceeds used to construct the house for single family primary and secondary residences. Loans are provided for terms up to 12 months during the construction phase, with loan-to-values that generally do not exceed 80% on as complete basis.  The loans then convert to permanent financing at terms up to 360 months.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $157.5 million at March 31, 2020 and $159.6 million at December 31, 2019.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Originations for retention in portfolio	$76,944	$22,867
Originations for sale to the secondary market	9,095	2,201
Total	$86,039	$25,068

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Loans sold with servicing rights retained	$5,736	$426
Loans sold with servicing rights released	6,597	1,772
Total	$12,333	$2,198

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.2 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively.

Commercial Mortgage.  Commercial real estate loans were $1.09 billion as of March 31, 2020, an increase of $29.2 million, or 2.8%, from $1.06 billion at December 31, 2019. The commercial real estate loans portfolio represented 48% of total loans at March 31, 2020 and December 31, 2019. The average loan balance outstanding in this portfolio was $1.4 million, and the largest individual commercial real estate loan outstanding was $25.3 million as of March 31, 2020. At March 31, 2020, this commercial mortgage was performing in accordance with its original terms.

Commercial real estate loans are secured by a variety of property types, with approximately 89.5% of the total at March 31, 2020 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties.

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

Home Equity.  The home equity portfolio totaled $83.1 million and $80.7 million at March 31, 2020 and December 31, 2019, respectively.  The home equity portfolio represented 4% of total loans at March 31, 2020 and December 31, 2019. At March 31, 2020, the largest home equity line of credit was $2.1 million and had an outstanding balance of $1.5 million. At March 31, 2020, this line of credit was performing in accordance with its original terms.

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

Commercial & Industrial (C&I).  The commercial and industrial portfolio totaled $127.6 million and $133.2 million at March 31, 2020 and December 31, 2019, respectively. The C&I portfolio represented 6% of total loans at March 31, 2020 and December 31, 2019. The average loan balance outstanding in this portfolio was $252,000 and the largest individual commercial and industrial loan outstanding was $10.9 million as of March 31, 2020. At March 31, 2020, this loan was performing in accordance with its original terms.

The Company’s Innovation Banking and asset-based loans are reported within the C&I portfolio.

•

At March 31, 2020, Innovation Banking loans totaled $32.9 million and the average loan balance outstanding in this portfolio was $1.4 million.  The largest individual loan outstanding was $10.0 million and this loan was performing in accordance with its original terms.

•

At March 31, 2020, asset-based loans totaled $23.1 million and the average loan balance outstanding in this portfolio was $2.3 million. The largest individual loan outstanding was $10.9 million and this loan was performing in accordance with its original terms.

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

Consumer Loans.  The consumer loan portfolio totaled $38.2 million at March 31, 2020 from $34.7 million at December 31, 2019.   Consumer loans represented 1% of the total loan portfolio at March 31, 2020 and December 31, 2019.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at March 31, 2020. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2020
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$1,337	$11,815	$903,951	$917,103
Commercial mortgage	68,049	296,131	725,616	1,089,796
Home equity	259	908	81,899	83,066
Commercial & Industrial	43,782	66,077	17,789	127,648
Consumer	37,995	105	89	38,189
Total	$151,422	$375,036	$1,729,344	$2,255,802

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at March 31, 2020. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2020
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$444,242	$470,915	$1,946.00	$917,103
Commercial mortgage	409,878	283,342	396,576	1,089,796
Home equity	6,686	—	76,380	83,066
Commercial & Industrial	40,531	5,852	81,265	127,648
Consumer	676	551	36,962	38,189
Total	$902,013	$760,660	$593,129	$2,255,802

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Nonaccruals	$1,674	$4,160
Loans past due > 90 days, but still accruing	1,443	1,264
Troubled debt restructurings	262	227
Total nonperforming loans	$3,379	$5,651
Accruing troubled debt restructured loans	$—	$—
Nonperforming loans as a percentage of total loans	0.15%	0.25%
Nonperforming loans as a percentage of total assets	0.12%	0.20%

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

Troubled debt restructurings are individually evaluated for credit losses.

Total nonperforming loans decreased $2.3 million during the three months ended March 31, 2020 as compared to December 31, 2019, primarily due to lower commercial loans on non-accrual.

The Company continues to closely monitor the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2020 and December 31, 2019, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Credit Losses

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, will periodically review the allowance for credit losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Actual loan losses may be significantly more than the allowance for credit losses we have established, which could have a material negative effect on our financial results.

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period.

We also perform a qualitative assessment beyond model estimates, and apply qualitative adjustments as management deems necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, we revert to historical information over a period for which comparable data is available. The historical information either experienced by the Company or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, we reassess the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Note 7 to the Unaudited Consolidated Financial Statements.

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$2,255,802	$2,226,728
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,228,467	$1,969,696
Balance of allowance for credit losses at the beginning of year - loans	$18,180	$16,768
Loans charged-off:
Commercial and industrial	(89)	(338)
Commercial mortgage	(187)	(1,270)
Residential mortgage	—	—
Home Equity	—	—
Consumer	(14)	(48)
Total loans charged-off	$(290)	$(1,656)
Recovery of loans previously charged-off:
Commercial and industrial	12	53
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	13	11
Total recoveries of loans previously charged-off:	25	64
Net loan (charge-offs) recoveries	$(265)	$(1,592)
Adoption of accounting standard - loans	$205	$—
Provision	2,043	3,004
Balance at end of period	$20,163	$18,180
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.01)%	(0.08)%
Ratio of allowance for credit losses to loans outstanding	0.89%	0.82%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

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

The following table set forth the average balances of the Bank’s deposits for the periods indicated:

	March 31,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$608,240	25.4%	$630,593	26.7%
Interest bearing checking	506,654	21.2%	450,098	19.1%
Money Market	175,158	7.3%	181,406	7.7%
Savings	880,944	36.9%	914,499	38.8%
Retail certificates of deposit under $100,000	52,175	2.2%	56,401	2.4%
Retail certificates of deposit of $100,000 or greater	108,397	4.5%	118,596	5.0%
Wholesale certificates of deposit	58,791	2.5%	7,285	0.3%
Total	$2,390,359	100%	$2,358,878	100%

At March 31, 2020, we had a total of $160.6 million in certificates of deposit, excluding brokered deposits, of which $128.4 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of March 31, 2020, we had a total of $78.8 million of brokered deposits and $7.1 million of brokered deposits at December 31, 2019.

Borrowings.  The Bank’s borrowings consisted of FHLB of Boston and FRB Boston advances.  FHLB of Boston advances are collateralized by a blanket pledge agreement on the Bank’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. FRB Boston advances are collateralized by pledged commercial loans and pledged investment securities. The Bank’s borrowings with the FHLB of Boston totaled $64.6 million  at March 31, 2020, a decrease of $71.0 million, as compared to $135.7 million at December 31, 2019.  The Bank’s remaining borrowing capacity at the FHLB of Boston at March 31, 2020 was approximately $423.1 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. The Bank’s borrowings with FRB Boston totaled $10.5 million and $0 at March 31, 2020 and December 31, 2019, respectively. The Bank’s remaining borrowing capacity at the FRB Boston at March 31, 2020 was approximately $476.9 million.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,204,862	$23,338	4.26%	$2,201,984	$23,463	4.23%	$1,543,585	$16,284	4.28%
Tax-exempt	23,605	250	4.26	25,344	253	3.96	9,743	112	4.66
Securities available for sale (3)
Taxable	133,402	660	1.99	147,852	722	1.94	164,607	712	1.75
Securities held to maturity
Taxable	169,433	1,063	2.52	187,584	1,167	2.47	209,347	1,268	2.46
Tax-exempt	83,193	754	3.65	78,172	734	3.73	73,851	723	3.97
Cash and cash equivalents	59,845	140	0.94	57,036	175	1.22	33,025	118	1.45
Total interest-earning assets (4)	2,674,340	26,205	3.94%	2,697,972	26,514	3.90%	2,034,158	19,217	3.83%
Non interest-earning assets	192,184			188,557			114,505
Allowance for credit losses	(18,423)			(18,373)			(16,688)
Total assets	$2,848,101			$2,868,156			$2,131,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$457,189	$159	0.14%	$427,475	$121	0.11%	$391,863	$82	0.08%
Savings accounts	888,973	1,772	0.80	916,575	2,420	1.05	688,951	1,486	0.87
Money market accounts	193,048	449	0.94	216,858	678	1.24	130,226	380	1.18
Certificates of deposit	187,318	749	1.61	204,654	933	1.81	153,257	553	1.46
Total interest-bearing deposits	1,726,528	3,129	0.73	1,765,562	4,152	0.93	1,364,297	2,501	0.74
Other borrowed funds	127,389	566	1.79	125,368	655	2.07	54,124	356	2.67
Total interest-bearing liabilities	1,853,917	3,695	0.80%	1,890,930	4,807	1.01%	1,418,421	2,857	0.82%
Non-interest-bearing liabilities
Demand deposits	622,892			645,807			484,068
Other liabilities	80,089			76,876			60,810
Total liabilities	2,556,898			2,613,613			1,963,299
Shareholders’ equity	291,203			254,543			168,676
Total liabilities & shareholders’ equity	$2,848,101			$2,868,156			$2,131,975
Net interest income on a fully taxable equivalent basis		22,510			21,707			16,360
Less taxable equivalent adjustment		(211)			(208)			(175)
Net interest income		$22,299			$21,499			$16,185
Net interest spread (5)			3.14%			2.89%			3.01%
Net interest margin (6)			3.39%			3.19%			3.26%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2020
	Compared with
	Three Months Ended March 31, 2019
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$7,134	$(80)	$7,054
Tax-exempt	148	(10)	138
Securities available for sale
Taxable	(143)	91	(52)
Securities held to maturity
Taxable	(240)	35	(205)
Tax-exempt	91	(60)	31
Cash and cash equivalents	74	(52)	22
Total interest income	$7,064	$(76)	$6,988
Interest expense
Deposits
Checking accounts	16	61	77
Savings accounts	416	(130)	286
Money market accounts	160	(91)	69
Certificates of deposit	136	60	196
Total interest-bearing deposits	728	(100)	628
Other borrowed funds	359	(149)	210
Total interest expense	$1,087	$(249)	$838
Change in net interest income	$5,977	$173	$6,150

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

As of March 31, 2020:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+400	(4.5)	6.0
+300	(3.7)	3.9
+200	(3.1)	1.4
+100	(2.2)	(1.0)
–100	(2.0)	(8.5)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of March 31, 2020:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(2.8)	(1.7)
–100	0.2	(6.8)

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

The Bank’s economic value of equity analysis as of March 31, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 3.7% increase in the economic value of equity for the next 12 months, and a 11.5% increase in the economic value of equity for the next 24 months.

At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 7.7% increase in the economic value of equity over the next 12 months, and a 11.3% increase in the economic value of equity for the next 24 months. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of March 31, 2020. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB Boston, and purchasing wholesale certificates of deposit as its secondary sources. At March 31, 2020, the Company had access to funds totaling $1.3 billion.

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

Capital Adequacy.  Total shareholders’ equity was $297.8 million at March 31, 2020, as compared to $286.6 million at December 31, 2019, primarily due to an increase in earnings and increases in the value of the Company’s interest rate derivative positions and the available for sale investment portfolio. The ratio of total equity to total assets amounted to 10.44% at March 31, 2020 and 10.04% at December 31, 2019. Book value per share at March 31, 2020 and December 31, 2019 amounted to $54.96 and $53.06, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2020, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Item 1 - Notes to Unaudited Consolidated Financial Statements – Note 13 – Shareholders’ Equity to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. The Company adopted ASU 2016-13 and related amendments during the quarter ended March 31, 2020 and implemented additional controls for calculating the allowance for credit losses.  There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The COVID-19 pandemic is adversely impacting us and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

The outbreak of COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

our allowance for credit losses may have to be increased if unemployment forecasts increase or borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect our operations.

Please read Item 1A. “Risk Factors” in the Company’s 2019 Form 10-K. There have been no other material changes since the 2019 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2020:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
January 1 to January 31, 2020	4,397	$75.53
February 1 to February 29, 2020	196	$72.25
March 1 to March 31, 2020	2,563	$56.68
Total	7,156
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

The Company does not currently have a stock repurchase program or plan in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

May 8, 2020	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

May 8, 2020
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)