Form 10-Q
period 2020-06-30
CAMBRIDGE BANCORP
filed 2020-08-06
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Securities registered pursuant in Section12(b) of the act:

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

As of July 31, 2020, the registrant had 6,927,592 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$60,742	$61,335
Investment securities
Available for sale, at fair value (amortized cost $130,761 and $141,109, respectively)	134,227	140,330
Held to maturity, at amortized cost (fair value $257,121 and $264,114, respectively)	244,551	258,172
Total investment securities	378,778	398,502
Loans held for sale, at lower of cost or fair value	2,614	1,546
Loans
Residential mortgage	1,351,308	917,566
Commercial mortgage	1,413,427	1,060,574
Home equity	116,067	80,675
Commercial & Industrial	414,243	133,236
Consumer	37,839	34,677
Total loans	3,332,884	2,226,728
Less: allowance for credit losses on loans	(34,014)	(18,180)
Net loans	3,298,870	2,208,548
Federal Home Loan Bank of Boston Stock, at cost	9,262	7,854
Bank owned life insurance	45,747	37,319
Banking premises and equipment, net	18,482	14,756
Right-of-use asset operating leases	38,912	33,587
Deferred income taxes, net	11,855	8,229
Accrued interest receivable	8,631	7,052
Goodwill	51,912	31,206
Merger related intangibles, net	3,158	3,338
Other assets	93,787	42,291
Total assets	$4,022,750	$2,855,563
Liabilities
Deposits
Demand	$929,846	$630,593
Interest bearing checking	606,999	450,098
Money market	419,537	181,406
Savings	960,847	914,499
Certificates of deposit	358,614	182,282
Total deposits	3,275,843	2,358,878
Borrowings	237,897	135,691
Subordinated debt	9,920	—
Operating lease liabilities	40,453	35,054
Other liabilities	75,577	39,379
Total liabilities	3,639,690	2,569,002
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,927,699 shares and 5,400,868 shares, respectively	6,928	5,401
Additional paid-in capital	224,540	136,766
Retained earnings	146,305	146,875
Accumulated other comprehensive income (loss)	5,287	(2,481)
Total shareholders’ equity	383,060	286,561
Total liabilities and shareholders’ equity	$4,022,750	$2,855,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$28,130	$21,355	$51,468	$37,639
Interest on tax-exempt loans	211	124	409	213
Interest on taxable investment securities	1,521	2,116	3,244	4,096
Interest on tax-exempt investment securities	601	575	1,196	1,146
Dividends on FHLB of Boston stock	52	81	153	157
Interest on overnight investments	16	219	156	337
Total interest and dividend income	30,531	24,470	56,626	43,588
Interest expense
Interest on deposits	1,396	4,379	4,525	6,880
Interest on borrowed funds	282	315	848	671
Interest on subordinated debt	64	—	64	—
Total interest expense	1,742	4,694	5,437	7,551
Net interest and dividend income	28,789	19,776	51,189	36,037
Provision for credit losses	14,430	596	16,430	503
Net interest and dividend income after provision for credit losses	14,359	19,180	34,759	35,534
Noninterest income
Wealth management revenue	7,035	6,419	13,662	12,543
Deposit account fees	695	843	1,486	1,581
ATM/Debit card income	290	379	597	655
Bank owned life insurance income	165	162	325	289
Gain (loss) on disposition of investment securities	69	6	69	(81)
Gain on loans sold	193	15	312	31
Loan related derivative income	334	5	844	441
Other income	191	316	495	643
Total noninterest income	8,972	8,145	17,790	16,102
Noninterest expense
Salaries and employee benefits	13,542	11,459	26,558	22,286
Occupancy and equipment	2,938	2,691	5,745	5,021
Data processing	1,832	1,534	3,517	2,880
Professional services	1,098	760	1,957	1,567
Marketing	486	508	742	912
FDIC insurance	318	278	497	278
Nonoperating expenses	4,366	3,450	4,619	3,541
Other expenses	1,007	833	1,877	1,401
Total noninterest expense	25,587	21,513	45,512	37,886
(Loss) income before income taxes	(2,256)	5,812	7,037	13,750
Income tax (benefit) expense	(540)	1,540	1,521	3,280
Net (loss) income	$(1,716)	4,272	$5,516	$10,470
Share data:
Weighted average number of shares outstanding, basic	5,912,889	4,682,109	5,652,908	4,379,141
Weighted average number of shares outstanding, diluted	5,912,889	4,715,724	5,670,438	4,412,239
Basic (loss) earnings per share	$(0.29)	$0.91	$0.97	$2.37
Diluted (loss) earnings per share	$(0.29)	$0.90	$0.97	$2.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net (loss) income	$(1,716)	$4,272	$5,516	$10,470
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities
Unrealized holding gains	810	1,453	3,310	2,548
Less: reclassification adjustment for (gains) losses included in net (loss) income	(57)	(4)	(57)	62
Total unrealized gains on securities	753	1,449	3,253	2,610
Derivatives
Change in interest rate contracts	270	1,219	4,516	1,189
Defined benefit retirement plans
Change in retirement liabilities	—	26	(1)	52
Other comprehensive income	1,023	2,694	7,768	3,851
Comprehensive (loss) income	$(693)	$6,966	$13,284	$14,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at March 31, 2019	$4,124	$38,239	$135,235	$(5,330)	$172,268
Net income	—	—	4,272	—	4,272
Other comprehensive income	—	—	—	2,694	2,694
Share based compensation and other share based activity	3	911	—	—	914
Dividends declared ($0.51 per share)	—	—	(2,471)	—	(2,471)
Common stock issued for merger	723	58,694	—	—	59,417
Balance at June 30, 2019	$4,850	$97,844	$137,036	$(2,636)	$237,094

Balance at March 31, 2020	$5,418	$137,186	$150,891	$4,264	$297,759
Net loss	—	—	(1,716)	—	(1,716)
Other comprehensive income	—	—	—	1,023	1,023
Share based compensation and other share based activity	7	1,694	—	—	1,701
Dividends declared ($0.53 per share)	—	—	(2,870)	—	(2,870)
Common stock issued for merger	1,503	85,660	—	—	87,163
Balance at June 30, 2020	$6,928	$224,540	$146,305	$5,287	$383,060

	Six Months Ended June 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	10,470	—	10,470
Other comprehensive income	—	—	—	3,851	3,851
Share based compensation and other share based activity	20	879	—	—	899
Dividends declared ($1.02 per share)	—	—	(4,569)	—	(4,569)
Common stock issued for merger	723	58,694	—	—	59,417
Balance at June 30, 2019	$4,850	$97,844	$137,036	$(2,636)	$237,094

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes (Note 5)	—	—	(347)	—	(347)
Net income	—	—	5,516	—	5,516
Other comprehensive income	—	—	—	7,768	7,768
Share based compensation and other share based activity	24	2,114	—	—	2,138
Dividends declared ($1.06 per share)	—	—	(5,739)	—	(5,739)
Common stock issued for merger	1,503	85,660	—	—	87,163
Balance at June 30, 2020	$6,928	$224,540	$146,305	$5,287	$383,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,516	$10,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,430	503
(Accretion), depreciation, and amortization, net	(2,037)	889
Bank owned life insurance income	(325)	(289)
(Gain)/loss on disposition of investment securities	(69)	81
Share based compensation and other share based activity	2,138	899
Change in accrued interest receivable	1,136	(595)
Deferred income tax (benefit)/expense	(2,059)	885
Change in other assets, net	(32,232)	(5,860)
Change in other liabilities, net	22,895	774
Change in loans held for sale	(1,068)	(384)
Net cash provided by operating activities	10,325	7,373
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(547,027)	(273,385)
Proceeds from principal payments of loans	311,795	212,719
Proceeds from calls/maturities of securities available for sale	30,868	13,876
Purchase of securities available for sale	(20,524)	—
Proceeds from sales of securities available for sale	10,821	26,150
Proceeds from calls/maturities of securities held to maturity	27,740	32,216
Purchase of securities held to maturity	(2,000)	(35,958)
Redemption of FHLB of Boston stock	4,977	65
Purchase of banking premises and equipment	(808)	(880)
Net cash acquired in business combinations	43,063	2,063
Net cash used in investing activities	(141,095)	(23,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	189,949	59,049
Change in certificates of deposit	(33,705)	(18,090)
Change in borrowings	(20,328)	(545)
Cash dividends paid on common stock	(5,739)	(4,569)
Net cash provided by financing activities	130,177	35,845
Net change in cash and cash equivalents	(593)	20,084
Cash and cash equivalents at beginning of period	61,335	18,473
Cash and cash equivalents at end of period	$60,742	$38,557
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,109	$7,719
Income taxes	6,705	4,060
Significant non-cash transactions
Right-of-use assets for lessee operating leases	—	37,550
Transfer of other real estate owned	2,293	185
Common Stock issued to shareholders due to merger	87,163	59,417
Fair value of assets acquired, net of cash acquired	961,668	548,801
Fair value of liabilities assumed	917,569	491,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of June 30, 2020 and December 31, 2019, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission on March 17, 2020.
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

Management has reviewed events occurring through August 6, 2020, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.
4.	MERGERS

On June 1, 2020, the Company completed its merger with Wellesley Bancorp Inc. (“Wellesley”), adding 6 banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger, each outstanding share of Wellesley common stock was converted into 0.580 shares of the Company’s common stock. As a result of the merger, former Wellesley shareholders received an aggregate of 1,502,814 shares of the Company's common stock.  The total consideration paid amounted to $88.8 million, based on the closing price of $58.00 of the Company's common stock, the value of Wellesley's exercisable options, and cash paid for fractional shares on May 31, 2020.

The Company accounted for the merger using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, the Company recorded merger expenses during the three months and six months ended June 30, 2020 of approximately $4.4 million and $4.6 million, respectively. Additionally, the Company recorded $8.6 million in provision for credit losses to reflect the impact of CECL merger accounting on June 1, 2020.

The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

	At June 1, 2020
	Wellesley Book Value	Purchase Accounting Adjustments	Net Assets Acquired at Fair Value
	(dollars in thousands)
Total Purchase Price			$88,766
Assets
Cash and cash equivalents	$44,667	$—	$44,667
Investments	23,331	—	23,331
Gross Loans	883,659	(13,626)	870,033
Allowance for loan loss	(8,461)	8,461	—
Premises and equipment	2,972	1,040	4,012
Other assets	41,082	2,505	43,587
Total assets acquired	987,250	(1,620)	985,630

Liabilities
Deposits	758,976	1,902	760,878
Borrowings & Subordinated debt	132,005	477	132,482
Other liabilities	21,847	2,362	24,209
Total liabilities assumed	912,828	4,741	917,569
Net Assets Acquired	$74,422	$(6,361)	$68,061
Goodwill			$20,705

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

Loans

Fair value was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of default rate and prepayments, and then applying a market-based discount rate to those cash flows.

Premises and Equipment

The fair value of premises was determined based upon appraisals by licensed real estate appraisers. The appraisal was based upon the best and highest use of the property with the final value determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for the property appraised.

Deposits

The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

Borrowings

The fair value represents the adjustment necessary because the weighted average interest rate of the Federal Home Loan Bank borrowings differed from the cost of similar funding at the time of acquisition.

Subordinated debt

The fair value represents the adjustment necessary because the interest rate of the subordinated debt differed from the cost of similar funding at the time of acquisition.

Selected Pro Forma Results

The following summarizes the unaudited pro forma results of operations as if the Company merged with Wellesley on December 31, 2019 and 2018, respectively. Amounts represent combined results for the Company and Wellesley. The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net interest and dividend income after provision for loan losses	$28,056	$25,727	$55,141	$48,272
Net Income	11,352	9,227	20,697	16,818

Excluded from the pro forma results of operations for the three months and six months ended June 30, 2020 are merger-related costs of approximately $4.4 million and $4.6 million, respectively, recognized by the Company. These costs primarily consisted of contract terminations arising due to the merger, the acceleration of certain compensation and benefit costs, and other merger expenses. The provision recorded on acquired loans of $8.6 million was also excluded as a material, non-recurring adjustment.

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

The Company accounted for the merger using the acquisition method and recorded total assets of $555.7 million, including $30.8 million in goodwill, and assumed total liabilities of $491.4 million.  Additionally, the Company recorded merger expenses of $3.5 million during the three months and six months ended June 30, 2019.

5.	Recently Issued and Adopted Accounting Guidance

Accounting Standards Update 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients:

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

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.  The Company is currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income (loss), and cash flows.

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

Accounting Standards Update 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for defined benefit plans. The ASU is effective for fiscal years ending after December 15, 2020; early adoption is permitted and should be applied using the retrospective method to all periods presented. The Company is currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income (loss), and cash flows.

Accounting Standards Update 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for fair value measurement. The Company adopted the amended guidance on January 1, 2020 using the prospective method and it did not have an impact on our consolidated balance sheets, statements of income (loss), or cash flows.

Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes an expected loss methodology. The current expected credit loss (“CECL”) methodology incorporates forecasting in addition to historical and current measures. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities. The Company adopted ASU 2016-13 and related amendments on January 1, 2020 using a modified-retrospective approach for all financial assets measured at amortized cost and off-balance-sheet (OBS) credit exposures and recorded additional allowance for credit loss of $481,000 before taxes and a corresponding decrease in retained earnings of $347,000, net of taxes. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company’s CECL methodology consists of quantitative and qualitative components. The quantitative component of the allowance for credit losses (“ACL”) is model based and utilizes a forward-looking macroeconomic forecast, complemented by qualitative components in estimating expected credit losses. The qualitative components of the ACL consider (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of nonaccrual and past due loans; and (iii) model limitations; among others.

ASU 2016-13 also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with ASU 2016-02-Leases (Topic 842) on leases.

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

Summary of significant accounting policies impacted by Topic 326

Debt Securities

Investment securities are classified as either ‘held to maturity’ or ‘available for sale’ in accordance with the FASB ASC 320, Investments – Debt and Equity Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity. Held to maturity securities are carried at cost and adjusted for the amortization of premiums and the accretion of discounts using the effective-yield or straight-line method.

Debt and equity securities not classified as held to maturity are classified as available for sale and carried at fair value with unrealized after-tax gains and losses reported net as a separate component of shareholders’ equity. The Company classifies its securities based on its intention at the time of purchase.

Allowance for credit losses- held to maturity securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default (PD/LGD) basis taking into consideration the expected life of each security. Held to maturity securities which are issued by the United States or are guaranteed by U.S. federal agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s (“GSE”) ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. For securities which are not U.S. treasury or agency backed, risk ratings are generally sourced from Moody’s or Standard & Poor’s (“S&P”). The Company updates loss given default, probability of default, and recovery rates for each security as that information becomes available but no less than annually. The expected remaining life to maturity of each applicable security is updated quarterly. Any expected credit losses on held to maturity securities would be presented as an allowance rather than as a direct write-down through the income statement if the Company does not intend to sell or believes that it is more- likely- than- not that the Company will be required to sell the security.

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

Allowance for Credit Losses - Loans

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. As stated above, the Company also performs a qualitative assessment beyond model estimates, and apply qualitative adjustments as management deems necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, the Company reverts to historical information over a period for which comparable data is available. The historical information either experienced by the Company, or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, the Company reassesses the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

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

The underlying assumptions, estimates and assessments the Company uses to estimate the allowance for credit losses reflects the Company’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible and likely that the Company will experience credit losses that are different from the current estimates. Charge-offs are deducted from the allowance for credit losses when the Company considers the principal to be uncollectible, and subsequent recoveries are added to the allowance, generally at the time cash is received on a charged-off account.

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

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Starting January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. The Company evaluated acquired loans for deterioration in credit quality based on, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

See Note 8 – Loans and the Allowance for Credit Losses for a detailed discussion of the Company’s allowance for credit losses.

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our 2019 annual consolidated financial statements in our 2019 Form 10-K, for additional information on our other significant accounting policies.

6.	Cash and cash equivalents

At June 30, 2020 and December 31, 2019, cash and cash equivalents totaled $60.7 million and $61.3 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston (“FRB”) at June 30, 2020. At December 31, 2019, the Company maintained $31.5 million of cash and equivalents at the FRB Boston to satisfy reserve requirements. Additionally, at June 30, 2020 and December 31, 2019, respectively, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.  The Company also pledged cash collateral to derivative counterparties totaling $37.4 million and $10.4 million at June 30, 2020 and December 31, 2019, respectively. See Note 18 - Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

7.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$13,000	$734	$—	$13,734	$38,000	$—	$(152)	$37,848
Mortgage-backed securities	115,020	2,728	(9)	117,739	103,109	231	(858)	102,482
Corporate debt securities	2,741	15	(2)	2,754	—	—	—	—
Total available for sale securities	$130,761	$3,477	$(11)	$134,227	$141,109	$231	$(1,010)	$140,330

Held to maturity securities
U.S. GSE obligations	$—	$—	$—	$—	$5,000	$—	$—	$5,000
Mortgage-backed securities	146,398	7,520	—	153,918	161,759	2,751	(111)	164,399
Corporate debt securities	6,984	263	—	7,247	6,980	116	—	7,096
Municipal securities	91,169	4,815	(28)	95,956	84,433	3,252	(66)	87,619
Total held to maturity securities	$244,551	$12,598	$(28)	$257,121	$258,172	$6,119	$(177)	$264,114
Total	$375,312	$16,075	$(39)	$391,348	$399,281	$6,350	$(1,187)	$404,444

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), or Federal Home Loan Mortgage Corporation (FHLMC).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2020 and temporarily impaired at December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
Mortgage-backed securities	$—	$—	$5,318	$(9)	$5,318	$(9)
Corporate debt securities	781	(2)	—	—	781	(2)
Total available for sale securities	$781	$(2)	$5,318	$(9)	$6,099	$(11)

Held to maturity securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Municipal securities	8,365	(28)	—	—	8,365	(28)
Total held to maturity securities	$8,365	$(28)	$—	$—	$8,365	$(28)
Total	$9,146	$(30)	$5,318	$(9)	$14,464	$(39)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$12,912	$(88)	$24,936	$(64)	$37,848	$(152)
Mortgage-backed securities	33,381	(265)	50,766	(593)	84,147	(858)
Corporate debt securities	—	—	—	—	—	—
Total available for sale securities	$46,293	$(353)	$75,702	$(657)	$121,995	$(1,010)

Held to maturity securities
U.S. GSE obligations	$—	$—	$5,000	$—	$5,000	$—
Mortgage-backed securities	14,838	(27)	12,928	(84)	27,766	(111)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	4,934	(66)	—	—	4,934	(66)
Total held to maturity securities	$19,772	$(93)	$17,928	$(84)	$37,700	$(177)
Total temporarily impaired securities	$66,065	$(446)	$93,630	$(741)	$159,695	$(1,187)

The Company adopted Topic 326 on January 1, 2020 and did not record an allowance for credit losses on its investment securities as of June 30, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

As of June 30, 2020, 24 debt securities had gross unrealized losses, with an aggregate depreciation of 0.26% from the Company’s amortized cost basis. The largest unrealized loss percentage and largest unrealized loss dollar amount of any single security was 0.97%, or $19,380, of its amortized cost.

As of December 31, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.74% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 3.15%, or $63,000 of its amortized cost. The largest unrealized dollar loss of any single security was $96,000, or 1.93%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of June 30, 2020 and December 31, 2019.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At June 30, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	$—	$—	$—	$5,000	$5,133	$8,000	$8,601	$13,000	$13,734
Mortgage-backed securities	—	—	975	978	35,702	37,157	78,343	79,604	115,020	117,739
Corporate debt securities	1,001	1,003	1,740	1,751	—	—	—	—	2,741	2,754
Total available for sale securities	$1,001	$1,003	$2,715	$2,729	$40,702	$42,290	$86,343	$88,205	$130,761	$134,227

Held to maturity securities
U.S. GSE obligations	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	2	2	49,686	53,581	96,710	100,335	146,398	153,918
Corporate debt securities	—	—	6,984	7,247	—	—	—	—	6,984	7,247
Municipal securities	1,878	1,893	15,379	15,916	47,944	51,111	25,968	27,036	91,169	95,956
Total held to maturity securities	$1,878	$1,893	$22,365	$23,165	$97,630	$104,692	$122,678	$127,371	$244,551	$257,121
Total	$2,879	$2,896	$25,080	$25,894	$138,332	$146,982	$209,021	$215,576	$375,312	$391,348

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Amortized cost of securities sold	$10,752	$10,231	$10,752	$26,231
Gross gains realized on securities sold	69	63	69	63
Gross losses realized on securities sold	—	(57)	—	(144)
Net proceeds from securities sold	$10,821	$10,237	$10,821	$26,150

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. The following table summarizes the credit rating of the Company’s debt securities portfolio at June 30, 2020.

	June 30, 2020
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$117,739	$1,784	$—	$13,734	$133,257
BBB/BB/B	—	970	—	—	970
Total available for sale securities	$117,739	$2,754	$—	$13,734	$134,227
Held to maturity securities, at amortized cost
AAA/AA/A	$146,398	$6,984	$90,894	$—	$244,276
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$146,398	$6,984	$91,169	$—	$244,551

(1)

Includes Agency mortgage-backed pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or S&P. Each security contains a guarantee by the issuing GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

8.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

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

Loans outstanding are detailed by category as follows:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$535,633	$430,877
Mortgages - adjustable rate	775,475	467,139
Construction	37,366	17,374
Deferred costs net of unearned fees	2,834	2,176
Total residential mortgages	1,351,308	917,566

Commercial mortgage
Mortgages - non-owner occupied	1,073,856	870,047
Mortgages - owner occupied	150,040	114,095
Construction	188,433	76,288
Deferred costs net of unearned fees	1,098	144
Total commercial mortgages	1,413,427	1,060,574

Home equity
Home equity - lines of credit	110,014	73,880
Home equity - term loans	5,806	6,555
Deferred costs net of unearned fees	247	240
Total home equity	116,067	80,675

Commercial & industrial
Commercial & industrial	418,455	133,337
Unearned fees, net of deferred costs	(4,212)	(101)
Total commercial & industrial	414,243	133,236

Consumer
Secured	36,941	33,453
Unsecured	877	1,199
Deferred costs net of unearned fees	21	25
Total consumer	37,839	34,677
Total loans	$3,332,884	$2,226,728

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

Asset Quality

The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and/or in process of collection.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	June 30, 2020
.	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,284	$4,752	$12	$52	$8,100
Loans past due >90 days, but still accruing	1,536	353	—	—	1,889
Troubled debt restructurings	137	—	—	125	262
Total	$4,957	$5,105	$12	$177	$10,251

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,298	$2,800	$12	$50	$4,160
Loans past due >90 days, but still accruing	527	486	—	251	1,264
Troubled debt restructurings	99	—	—	128	227
Total	$1,924	$3,286	$12	$429	$5,651

It is the Company’s policy to reverse any accrued interest when a loan is put on nonaccrual status, as such the Company did not record any interest income on nonaccrual loans during the three and six months ended June 30, 2020.

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

There were no new TDRs during the three and six months ended June 30, 2020. At June 30, 2020, three loans were determined to be TDRs with a total carrying value of $262,000. There were no TDR defaults during the three and six months ended June 30, 2020.

The allowance for credit losses includes a reserve for these TDRs of approximately $91,000 as of June 30, 2020.

During the year ended December 31, 2019, the Company modified one loan with a carrying value of $128,000. December 31, 2019, three loans were determined to be TDRs with a total carrying value of $227,000. There were no TDR defaults during the year ended December 31, 2019.

The allowance for loan losses includes a specific reserve for these TDRs of approximately $87,000 as of December 31, 2019.

As of June 30, 2020 and December 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

In response to the national pandemic (“COVID-19”) and its economic impact to customers, a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at June 30, 2020 and will not be reported as past due during the deferral period. As of June 30, 2020, the Company had $174.6 million of loans in deferral.

Purchased Credit Deteriorated Loans

As part of the Wellesley merger, the Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans was $19.4 million at June 30, 2020.

Under Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD loans. PCD loans acquired in a transaction are marked to fair value through goodwill and a mark on yield is recorded. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the statement of income(loss). On June 1, 2020, the Company acquired PCD loans with a fair value of $18.6 million and total discount of $825,000.  In connection with Topic 326, the fair value mark was reduced by $438,000, which represents the ACL amount recorded in connection with the merger with Wellesley. The outstanding balance at June 30, 2020 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
	(dollars in thousands)
Residential Mortgages	$1,106	$35
Commercial Mortgages	16,850	380
Home Equity	112	—
Commercial & Industrial	1,318	19
Total	$19,386	$434

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(in thousands)
Residential:
Current	$198,574	$273,846	$220,751	$191,361	$125,926	$335,893	$—	$1,346,351
Non-performing	—	—	1,326	1,595	107	1,929	—	4,957
Total	198,574	273,846	222,077	192,956	126,033	337,822	—	1,351,308

Home equity:
Current	$2,455	$7,323	$11,597	$7,443	$2,564	$8,780	$75,893	$116,055
Non-performing	—	—	—	—	—	—	12	12
Total	$2,455	$7,323	$11,597	$7,443	$2,564	$8,780	$75,905	$116,067

Consumer:
Current	$8,210	$9,443	$3,012	$3,042	$4,998	$8,558	$576	$37,839
Non-performing	—	—	—	—	—	—	—	—
Total	$8,210	$9,443	$3,012	$3,042	$4,998	$8,558	$576	$37,839

	Credit Quality Indicator - by Origination Year as of June 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
	(in thousands)
Commercial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$151,422	$424,598	$252,673	$128,003	$153,142	$288,586	$—	$—	$1,398,424
7 (Special Mention)	—	161	581	1,643	88	10,048	—	—	12,521
8 (Substandard)	—	741	—	—	220	847	—	—	1,808
9 (Doubtful)	—	—	—	—	—	674	—	—	674
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$151,422	$425,500	$253,254	$129,646	$153,450	$300,155	$—	$—	$1,413,427
Commercial & Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$213,211	$60,282	$65,278	$21,345	$17,442	$14,100	$14,776	$—	$406,434
7 (Special Mention)	439	421	468	490	72	243	20	—	2,153
8 (Substandard)	—	1,393	336	—	3,256	183	488	—	5,656
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$213,650	$62,096	$66,082	$21,835	$20,770	$14,526	$15,284	$—	$414,243

	December 31, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$915,642	$80,663	$34,677
Non-performing	1,924	12	—
Total	$917,566	$80,675	$34,677

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$1,050,037	$123,900
7 (Special Mention)		7,360	4,289
8 (Substandard)		3,177	5,047
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$1,060,574	$133,236

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	June 30, 2020
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days and Accruing
	(dollars in thousands)
Residential Mortgages	$4,061	$1,307	$3,337	$8,705	$1,342,603	$1,351,308	$1,536
Commercial Mortgages	718	—	3,976	4,694	1,408,733	1,413,427	353
Home Equity	12	269	—	281	115,786	116,067	—
Commercial & Industrial	218	831	125	1,174	413,069	414,243	—
Consumer loans	3	—	—	3	37,836	37,839	—
Total	$5,012	$2,407	$7,438	$14,857	$3,318,027	$3,332,884	$1,889

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$8,710	$1,089	$1,047	$10,846	$906,720	$917,566
Commercial Mortgages	811	—	3,161	3,972	1,056,602	1,060,574
Home Equity	57	12	—	69	80,606	80,675
Commercial & Industrial	272	226	251	749	132,487	133,236
Consumer loans	4	5	—	9	34,668	34,677
Total	$9,854	$1,332	$4,459	$15,645	$2,211,083	$2,226,728

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2020 and December 31, 2019.

Other Real Estate Owned (“OREO”)

As of June 30, 2020 and December 31, 2019, the Company recorded other real estate owned assets of $2.0 million and $163,000, respectively. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense.

Foreclosure Proceedings

As of June 30, 2020 and December 31, 2019, one loan secured by one- to four-family residential property amounting to $339,000 was in process of foreclosure. The foreclosure proceedings for the aforementioned loan are on hold due to the COVID-19 pandemic and bankruptcy proceedings.

Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended June 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2020	$7,477	$10,881	$310	$946	$549	$—	$20,163
Provision for acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(77)	—	(65)	(16)	—	(158)
Recoveries	—	—	—	22	1	—	23
Provision for (Release of)-loan portfolio	1,488	3,256	154	439	(70)	—	5,267
Allowance for credit losses - loan portfolio	$11,880	$18,067	$652	$2,939	$476	$—	$34,014
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2020	$—	$—	$—	$—	$—	$283	$283
Acquired loan commitments	—	—	—	—	—	356	356
Provision for - unfunded commitments	—	—	—	—	—	525	525
Allowance for credit losses- unfunded commitments	—	—	—	—	—	1,164	1,164
Total allowance for credit loss	$11,880	$18,067	$652	$2,939	$476	$1,164	$35,178

	For the Six Months Ended June 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Provision of acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(264)	—	(154)	(30)	—	(448)
Recoveries	—	—	—	34	14	—	48
Provision for (Release of)-loan portfolio	1,763	4,866	208	479	(6)	—	7,310
Allowance for credit losses - loan portfolio	$11,880	$18,067	$652	$2,939	$476	$—	$34,014
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Acquired loan commitments	—	—	—	—	—	356	356
Provision for - unfunded commitments	—	—	—	—	—	482	482
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,164	1,164
Total allowance for credit loss	$11,880	$18,067	$652	$2,939	$476	$1,164	$35,178

The following table presents change in the allowance for loan losses disaggregated by loan category:

	For the Three Months Ended June 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2019	$5,256	$9,369	$534	$1,245	$248	$16,652
Charge-offs	—	(55)	—	(100)	(9)	(164)
Recoveries	—	—	—	12	4	16
Provision for (Release of)	207	115	(3)	288	(12)	595
Balance at June 30, 2019	$5,463	$9,429	$531	$1,445	$231	$17,099

	For the Six Months Ended June 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$16,768
Charge-offs	—	(55)	—	(130)	(20)	(205)
Recoveries	—	—	—	25	8	33
Provision for (Release of)	517	(142)	14	135	(21)	503
Balance at June 30, 2019	$5,463	$9,429	$531	$1,445	$231	$17,099

The following is information pertaining to impaired loans:

	December 31, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial mortgage	$3,161	$1,385	$4,376	$—	$35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	$4,019	$2,172	$5,449	$—	$41
With required reserve recorded:
Commercial and industrial	$128	$59	$167	$87	$—
Total	$128	$59	$167	$87	$—
Total:
Commercial and industrial	$128	$59	$167	$87	$—
Commercial mortgage	3,161	1,385	4,376	—	35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	$4,147	$2,231	$5,616	$87	$41

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$87	$—	$87
Collectively evaluated for impairment	5,141	10,905	461	1,388	198	18,093
Total	$5,141	$10,905	$461	$1,475	$198	$18,180

Loans receivable
Individually evaluated for impairment	$764	$3,161	$92	$128	$—	$4,145
Collectively evaluated for impairment	916,802	1,057,413	80,583	133,108	34,677	2,222,583
Total	$917,566	$1,060,574	$80,675	$133,236	$34,677	$2,226,728

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  As of June 30, 2020 and December 31, 2019, the carrying value of goodwill totaled $51.9 million and $31.2 million, respectively. Goodwill is tested for impairment, based on its fair value, at least annually. As of June 30, 2020 and December 31, 2019, no goodwill impairment has been recognized.

Core deposit intangibles.  In connection with the Optima merger, the Company recorded an asset for core deposit intangibles (“CDI”) of $3.6 million. Amortization of CDI totaled $90,000 and $180,000 for the three and six months ended June 30, 2020, respectively. For both the three and six months ended June 30, 2019, amortization of CDI totaled $90,000.  As of June 30, 2020 and December 31, 2019, the carrying value of CDI assets totaled $3.2 million and $3.3 million, respectively. The weighted-average remaining amortization period for CDI was approximately nine years at June 30, 2020.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements. As of June 30, 2020 and December 31, 2019, loans held for sale totaled $2.6 million and $1.6 million, respectively.

The Company either releases or retains the servicing rights on sold loans. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. Mortgage loans sold with servicing rights retained during the six months ended June 30, 2020 and June 30, 2019 were $9.5 million and $867,000, respectively.  Total gain on loans sold for the three months ending June 30, 2020 and June 30, 2019 was $193,000 and $15,000, respectively. Total gain on loans sold for the six months ended June 30, 2020 and June 30, 2019 was $312,000 and $31,000, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights acquired as a result of the merger	334		334
Mortgage servicing rights capitalized	7	—	7
Amortization charged against servicing income	(106)	—	(106)
Change in impairment reserve	—	(10)	(10)
Balance at June 30, 2019	$901	$(10)	$891

Balance at December 31, 2019	$1,347	$(26)	$1,321
Mortgage servicing rights acquired as a result of the merger	50	—	50
Mortgage servicing rights capitalized	90	—	90
Amortization charged against servicing income	(244)	—	(244)
Change in impairment reserve	—	(97)	(97)
Balance at June 30, 2020	$1,243	$(123)	$1,120

The fair value of our mortgage servicing rights (“MSR”) portfolio was $1.1 million as of June 30, 2020 and June 30, 2019. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted average amortization period for the mortgage servicing rights portfolio was 3.5 years and 5.2 years at June 30, 2020 and December 31, 2019, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
Remainder of 2020	$169
2021	282
2022	213
2023	158
2024	117
2025	23
Thereafter	281
Total	$1,243

10.	Income Taxes

The Company’s effective tax rate was 23.9% and 21.6% for the three and six months ended June 30, 2020, as compared to 26.5% and  23.9% for the three and six months ended June 30, 2019.

Net deferred tax assets totaled $11.9 million at June 30, 2020 and $8.2 million at December 31, 2019. The Company did not record a valuation allowance for deferred tax assets at June 30, 2020 or December 31, 2019.

The components of income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Current income tax expense
Federal	$2,598	$1,305	$2,120	$1,676
State	1,186	552	1,460	719
Total current income tax expense	3,784	1,857	3,580	2,395

Deferred income tax expense / (benefit)
Federal	(2,956)	(217)	(1,356)	601
State	(1,368)	(100)	(703)	284
Total deferred income tax expense / (benefit)	(4,324)	(317)	(2,059)	885
Total income tax expense / (benefit)	$(540)	$1,540	$1,521	$3,280

11.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$106	$75	$10	$5
Interest cost	297	414	55	85	5	6
Expected return on assets	(921)	(651)	—	—	—	—
Amortization of prior service credit	(1)	(1)	—	—	—	—
Amortization of net actuarial (gain) loss	(39)	77	4	—	1	(1)
Net periodic benefit cost (credit)	$(664)	$(161)	$165	$160	$16	$10

	Six Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$177	$143	$16	$10
Interest cost	717	840	142	175	11	12
Expected return on assets	(1,600)	(1,360)	—	—	—	—
Amortization of prior service credit	(2)	(2)	—	—	—	—
Amortization of net actuarial (gain) loss	—	77	4	—	—	(2)
Net periodic benefit cost (credit)	$(885)	$(445)	$323	$318	$27	$20

The Company made no contributions to the qualified defined benefit pension plan during the three and six months ended June 30, 2020 and 2019. The Company does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2020.

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

Total expenses related to the PSP and ESOP for the three months ended June 30, 2020 and June 30, 2019 amounted to $892,000 and $552,000, respectively. Total expenses related to the PSP and the ESOP for the six months ended June 30, 2020 and June 30, 2019 amounted to $1.9 million and $1.1 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”)

For executives participating in the DC SERP, the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended June 30, 2020 and June 30, 2019 amounted to $52,000 and $43,000, respectively. Total expenses related to the DC SERP for the six months ended June 30, 2020 and June 30, 2019 amounted to $95,000 and $86,000, respectively.

12.	STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Stock based compensation expense	$1,331	$699	$2,311	$1,318
Related tax benefits	$372	$197	$645	$370

13.	Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential mortgage loans, derivatives contracts, risk participation agreements, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. See Note 18 – Derivatives and Hedging Activities for a discussion of the Company’s derivatives and hedging activities.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$571,113	$428,020
Origination of new loans	70,207	24,413
Standby letters of credit	9,060	9,150

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	25,253	3,909

14.	LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2020 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
	(dollars in thousands)
Operating lease cost	$1,598	$2,995
Variable lease cost (Cost excluded from lease payments)	1	1
Sublease income	(16)	(33)
Total Operating Lease Cost	$1,582	$2,963
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,560	$2,924
Operating Lease - Operating cash flows (Liability reduction)	1,278	2,360
Weighted average lease term - operating leases	7.26 Years	7.26 Years
Weighted average discount rate - operating leases	2.95%	2.95%

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(dollars in thousands)
Operating lease cost	$1,321	$2,501
Variable lease cost (Cost excluded from lease payments)	—	—
Sublease income	(16)	(32)
Total Operating Lease Cost	$1,305	$2,469
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,231	$2,308
Operating Lease - Operating cash flows (Liability reduction)	937	1,744
Right-of-use assets obtained in exchange for new operating lease liabilities	4,656	4,656
Weighted average lease term - operating leases	8.56 Years	8.56 Years
Weighted average discount rate - operating leases	3.38%	3.38%

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2020 were as follows:

Future Minimum
Lease Payments
(dollars in thousands)
Remainder of 2020	$7,257
2021	7,005
2022	6,590
2023	6,115
2024	4,790
Thereafter	13,547
Total minimum lease payments	45,304
Less: interest	(4,851)
Total lease liability	$40,453

The Company recorded additional right-of-use assets of $5.3 million during the second quarter of 2020 associated with leases acquired from the merger with Wellesley.

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.5 million and $1.4 million for the quarter ended June 30, 2020 and June 30, 2019, respectively. Total rental expense was $3.0 million and $2.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

15.	Shareholders’ Equity

As of June 30, 2020 and December 31, 2019, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Board and the Federal Deposit Insurance Corporation.

The Company adopted ASU 2016-13 on January 1, 2020.  The joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that are required under U.S. accounting standards to adopt CECL this year can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years, after which, the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ended December 31, 2021. The Company did not elect to delay the adoption of CECL, and did not adopt the transition period for regulatory capital.

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$367,800	13.0%	$297,382	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	322,702	11.4%	240,738	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	322,702	11.4%	198,255	7.0%	N/A	N/A
Tier I capital (to average assets)	322,702	10.0%	129,195	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$359,380	12.7%	$297,356	10.5%	$283,196	10.0%
Tier I capital (to risk-weighted assets)	324,202	11.4%	240,717	8.5%	226,557	8.0%
Common equity tier I capital (to risk-weighted assets)	324,202	11.4%	198,237	7.0%	184,077	6.5%
Tier I capital (to average assets)	324,202	10.0%	129,192	4.0%	161,490	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$272,727	13.6%	$210,342	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	254,497	12.7%	170,277	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	254,497	12.7%	140,228	7.0%	N/A	N/A
Tier I capital (to average assets)	254,497	9.0%	113,365	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$271,034	13.5%	$210,341	10.5%	$200,325	10.0%
Tier I capital (to risk-weighted assets)	252,804	12.6%	170,276	8.5%	160,260	8.0%
Common equity tier I capital (to risk-weighted assets)	252,804	12.6%	140,227	7.0%	130,211	6.5%
Tier I capital (to average assets)	252,804	8.9%	113,364	4.0%	141,705	5.0%

16.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) during the period, by component, net of tax:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses)	$1,077	$(267)	$810	$1,909	$(456)	$1,453
Reclassification adjustment for (gains)/losses recognized in net income	(73)	16	(57)	(6)	2	(4)
Derivatives
Change in interest rate contracts	374	(104)	270	1,696	(477)	1,219
Defined benefit retirement plans
Change in retirement liability	(1)	1	—	36	(10)	26
Total Other Comprehensive Income/(Loss)	$1,377	$(354)	$1,023	$3,635	$(941)	$2,694

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax Expense	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains/(losses) on available for sale securities
Unrealized holding gains/(losses)	$4,318	$(1,008)	$3,310	$3,334	$(786)	$2,548
Reclassification adjustment for (gains)/losses recognized in net income	(73)	16	(57)	81	(19)	62
Derivatives
Change in interest rate contracts	6,260	(1,744)	4,516	1,654	(465)	1,189
Defined benefit retirement plans
Change in retirement liability	(2)	1	(1)	72	(20)	52
Total Other Comprehensive Income/(Loss)	$10,503	$(2,735)	$7,768	$5,141	$(1,290)	$3,851

Reclassifications out of AOCI that have an impact on net income (loss) are presented below:

Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2020	2019	Affected Line Item in the Statement where Net Income (Loss) is Presented
	(dollars in thousands)
Unrealized gains on available for sale securities	$73	$6	Gain on disposition of investment securities
Tax expense	(16)	(2)	Provision for income taxes
Net of tax	$57	$4	Net income (loss)

Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2020	2019	Affected Line Item in the Statement where Net Income (Loss) is Presented
	(dollars in thousands)
Unrealized gains (losses) on available for sale securities	$73	$(81)	Gain (Loss) on disposition of investment securities
Tax benefit (expense)	(16)	19	Provision for income taxes
Net of tax	$57	$(62)	Net income

17.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net (loss) income	$(1,716)	$4,272	$5,516	$10,470
Less dividends and undistributed earnings allocated to participating securities	1	(35)	(10)	(94)
Net (loss) income applicable to common shareholders	$(1,715)	$4,237	$5,506	$10,376

Denominator:
Weighted average common shares outstanding	5,913	4,682	5,653	4,379
(Loss) Earnings per common share – basic	$(0.29)	$0.91	$0.97	$2.37

Earnings per common share - diluted:
Numerator:
Net (loss) income	$(1,716)	$4,272	$5,516	$10,470
Less dividends and undistributed earnings allocated to participating securities	—	(35)	(9)	(94)
Net (loss) income applicable to common shareholders	$(1,716)	$4,237	$5,507	$10,376

Denominator:
Weighted average common shares outstanding	5,913	4,682	5,653	4,379
Dilutive effect of common stock equivalents	—	34	17	33
Weighted average diluted common shares outstanding	5,913	4,716	5,670	4,412
(Loss) Earnings per common share – diluted	$(0.29)	$0.90	$0.97	$2.35

18.	DerivativeS AND HEDGING ACTIVITIES

The Company utilizes interest rate swaps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its customers. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets.

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

Interest Rate Swaps. The Company enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the client’s fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through other loan related derivative income.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	June 30, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$9,074	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$9,074			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	399,354	Other Assets	$46,576	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	399,354	Other Liabilities	46,576
Risk participation agreements-out to counterparties	26,580	Other Assets	82	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	113,676	Other Liabilities	674
Total derivatives not designated as hedging instruments			$46,658			$47,250

	December 31, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$2,911	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$2,911			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	241,187	Other Assets	$12,980	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	241,187	Other Liabilities	12,980
Risk participation agreements-out to counterparties	19,000	Other Assets	21	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	88,489	Other Liabilities	250
Total derivatives not designated as hedging instruments			$13,001			$13,230

The following tables present the effect of cash flow hedge accounting on AOCI for the periods presented:

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2020
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$374	$413	$(39)	Interest Income	$503	$542	$(39)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2020
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$6,260	$7,047	$(787)	Interest Income	$615	$703	$(88)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2019
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$1,647	$2,080	$(433)	Interest Income	$(48)	$—	$(48)

	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$1,558	$2,080	$(522)	Interest Income	$(96)	$—	$(96)

The Company estimates that an additional $2.5 million will be reclassified out of AOCI into earnings, as a reduction to interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income (Loss) for the periods presented:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income (loss) statement in which the effects of cash flow hedges are recorded	$503	$615
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income	$503	$615
Amount of gain reclassed from AOCI into income - Included Component	542	703
Amount of loss reclassed from AOCI into income - Excluded Component	$(39)	$(88)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income (loss) statement in which the effects of cash flow hedges are recorded	$(48)	$(96)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of loss reclassed from AOCI into income	$(48)	$(96)
Amount of loss reclassed from AOCI into income - Included Component	—	—
Amount of loss reclassed from AOCI into income - Excluded Component	$(48)	$(96)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income (Loss) as of the periods presented:

		Amount of Gain or (Loss) on Derivatives Recognized in Income
		Three Months Ended June 30,	Three Months Ended June 30,
		2020	2019
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$152	$(61)
Total		$152	$(61)

		Amount of Gain or (Loss) on Derivatives Recognized in Income
		Six Months Ended June 30,	Six Months Ended June 30,
		2020	2019
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$330	$13
Total		$330	$13

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

As of June 30, 2020 and December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $37.3 million and $9.6 million, respectively. As of June 30, 2020, and December 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $37.3 million and $10.4 million, respectively. If the Company had breached any of these provisions at June 30, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $37.3 million and $9.6 million, respectively.

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

The following tables present the information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as June 30, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	June 30, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$55,732	$—	$55,732	$9,242	$—	$46,490

Offsetting of Derivative Liabilities
Derivative Liabilities	$47,250	$—	$47,250	$9,242	$37,334	$674

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$15,912	$—	$15,912	$3,128	$-	$12,784

Offsetting of Derivative Liabilities
Derivative Liabilities	$13,230	$—	$13,230	$3,128	$9,645	$457

19.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$60,742	$60,742	$61,335	$61,335
Securities available for sale	134,227	134,227	140,330	140,330
Securities held to maturity	244,551	257,121	258,172	264,114
Loans, net	3,298,870	3,242,624	2,208,548	2,160,087
Loans held for sale	2,614	3,228	1,546	2,051
FHLB Boston stock	9,262	9,262	7,854	7,854
Accrued interest receivable	8,631	8,631	7,052	7,052
Mortgage servicing rights	1,120	1,120	1,321	1,526
Interest rate contracts	9,074	9,074	2,911	2,911
Loan level interest rate swaps	46,576	46,576	12,980	12,980
Risk participation agreements out to counterparties	82	82	21	21

Financial liabilities
Deposits	3,275,843	3,279,768	2,358,878	2,358,089
Borrowings	237,897	239,658	135,691	135,744
Subordinated debt	9,920	9,920	—	—
Loan level interest rate swaps	46,576	46,576	12,980	12,980
Risk participation agreements in with counterparties	674	674	250	250

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent individually evaluated loans.

In accordance with the requirements of ASU 2016-01, the Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$13,734	$—	$13,734
Mortgage-backed securities	—	117,739	—	117,739
Corporate debt securities	—	2,754	—	2,754
Other assets
Interest rate swaps with customers	—	46,576	—	46,576
Risk participation agreements out to counterparties	—	82	—	82
Interest rate contracts	—	9,074	—	9,074
Other liabilities
Mirror swaps with counterparties	—	46,576	—	46,576
Risk participation agreements in with counterparties	—	674	—	674

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$37,848	$—	$37,848
Mortgage-backed securities	—	102,482	—	102,482
Other assets
Interest rate swaps with customers	—	12,980	—	12,980
Risk participation agreements out to counterparties	—	21	—	21
Interest rate contracts	—	2,911	—	2,911
Other liabilities
Mirror swaps with counterparties	—	12,980	—	12,980
Risk participation agreements in with counterparties	—	250	—	250

The following table presents the carrying value of assets held at June 30, 2020, which were measured at fair value on a non-recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,120	$1,120
Loans held for sale	2,614	—	—	2,614
Individually assessed collateral dependent loans	—	—	6,872	6,872
Other real estate owned	—	—	1,970	1,970
Total	$2,614	$—	$9,962	$12,576

The following table presents the carrying value of assets held at December 31, 2019, which were measured at fair value on a non-recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Collateral dependent impaired loans	$—	$—	$2,541	$2,541
Loans held for sale	1,546	—	—	1,546
Other real estate owned	—	—	163	163
Total	$1,546	$—	$2,704	$4,250

Gain / loss on REO assets measured at fair value on a non-recurring basis.  The Company recorded a loss of $486,000 on REO assets for the three and six months ended June 30, 2020.  The Company did not record any gains (losses) for assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2019.

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

There were no transfers between levels for the three and six months ended June 30, 2020 nor the three and six months ended June 30, 2019.

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

Federal Home Loan Bank of Boston Stock

The fair value of FHLB of Boston stock equals its carrying value since such stock is only redeemable at its par value.

Subordinated Debt

The fair value of subordinated debt is estimated using future cash flows, discounted at rates based upon current costs for debt securities with similar terms and remaining maturities.

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

Other Financial Assets

Cash and cash equivalents and accrued interest receivable have fair values which approximate their respective carrying values because these instruments present relatively low credit risk and interest rate risk.

Derivative Instruments and Hedges

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

Off-Balance-Sheet Financial Instruments

In the course of originating loans and extending credit, the Company will charge fees in exchange for its commitment. While these commitment fees have value, the Company has not estimated their value due to the short-term nature of the underlying commitments and their immateriality.

Values Not Determined

In accordance with ASC 820, the Company has not estimated fair values for non-financial assets such as banking premises and equipment, goodwill, the intangible value of the Company’s portfolio of loans serviced for itself, and the intangible value inherent in the Company’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2020

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•

national, regional and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge-offs of loans, higher provisions for credit losses and/or reduced demand for the Company’s services;

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

•	that the Company’s financial reporting controls and procedures may not prevent or detect all errors or fraud;
•	the Company’s dependence on the accuracy and completeness of information about clients and counterparties;
•	the fiscal and monetary policies of the federal government and its agencies;
•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;
•	downgrades in the Company’s credit rating;
•	changes in interest rates which could affect interest rate spreads and net interest income;
•	costs and effects of litigation, regulatory investigations or similar matters;
•	the inability to realize expected cost savings or implement integration plans and other adverse consequences associated with the merger with Optima Bank & Trust Company (“Optima”);
•	the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the merger with Wellesley Bancorp, Inc. (“Wellesley”);

•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;
•

increased pressures from competitors (both banks and non-banks) and/or an inability of the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of June 30, 2020, the Company had total assets of approximately $4.0 billion. The Bank operates 22 full-service banking offices in 14 cities and towns in Eastern Massachusetts and Southeastern New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has six offices, one in Wellesley, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of June 30, 2020, the Company had Assets under Management and Administration of approximately $3.7 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business, and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender and in recent years has diversified commercial operations within the areas of commercial and industrial lending to include Innovation Banking, which specializes in working with New England-based entrepreneurs, and asset-based lending that helps companies throughout New England and New York grow by borrowing against existing assets. The Innovation Banking group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies within our market area that are primarily serviced by out-of-market institutions. Personal banking focuses on providing exceptional service to clients and in deepening relationships.

Merger with Wellesley

On June 1, 2020, the Company completed its merger with Wellesley, adding 6 banking offices in Massachusetts. The Company paid total consideration of $88.8 million, which consisted of 1,502,814 shares of Cambridge Bancorp common stock issued to Wellesley shareholders. The transaction included the acquisition of $870.0 million loans and the assumption of $760.9 million in deposits, each at fair value.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers allowance for credit losses and income taxes to be its critical accounting policies.

Allowance for Credit Losses. The Company adopted ASU-2016-13 - Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020.  ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes expected loss methodology. The use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, requires institutions to account for potential losses that previously would not have been part of the calculation. The CECL methodology incorporates forecasting in addition to historical and current measures utilized in the prior incurred loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities.

Under the CECL methodology, the allowance for credit losses (“ACL”) consists of quantitative and qualitative components. The quantitative component of the ACL is model based and utilizes a forward-looking macroeconomic forecast, complemented by a qualitative component in estimating expected credit losses. The qualitative component of the ACL considers (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of nonaccrual and past due loans; and (iii) model limitations; among other factors.

ASU 2016-13 also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with ASU 2016-02-Leases (Topic 842).

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

There have been no other significant changes to the Company’s critical accounting policies and estimates from those disclosed in the 2019 Form 10-K.

Recent Accounting Developments

See Note 5 to the Unaudited Consolidated Financial Statements for details of recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

COVID-19

During the first and second quarters of 2020, the Company announced a range of initiatives to help clients, communities, and employees navigate the many financial challenges caused by the COVID-19 pandemic.  As a result of the COVID-19 crisis, the Company has taken the following steps to provide support to any client experiencing a hardship during this uncertain time.

For Banking Clients:

•	Enhanced safety measures in all banking office lobbies and while all offices are now open, services are only available by appointment if requested
•	Increased telephone banking support through the Client Resource Calling Center
•	Waived penalties for early certificate of deposit withdrawals
•	Increased ATM withdrawal limits and debit card spending
•	Convenient and secure digital platforms for remote banking

For Consumer Loan Clients:

•	Postponement of residential loan foreclosures
•	Payment deferrals on mortgages and home equity loans
•	Forgiving late charges for consumer loan payments

For Business and Commercial Banking Clients:

•

Participating in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lending program. The Company has processed and obtained SBA approval for 892 loan applications totaling $189.3 million as of June 30, 2020.

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

For Communities:

In addition to the 270 plus organizations the Company supports through its annual charitable giving, the Company donated an additional $250,000 to organizations that are providing relief to those impacted by COVID-19 and committed to donate $100,000 to organizations committed to eradicating racism and inequities in our black communities.

For Employees:

The Company is taking precautions to protect the health and safety of its staff, while continuing to provide uninterrupted service to clients. Efforts include:

•	Enhanced safety measures for all banking office lobbies in connection with state guidelines
•	Increased cleaning of all office locations
•	90%+ of staff working remotely with the exception of essential banking office employees
•	Teleconferencing for meetings

Forbearance/Modifications. The Company has instituted payment deferral programs to aid existing borrowers with payment forbearance. For commercial and consumer borrowers, we have endeavored to provide payment relief for borrowers who have been impacted by COVID-19 and have requested payment assistance. We expect to continue to accrue interest on these loans during the payment deferral period. Detailed information on client deferrals is included within the financial section of this report.

On April 20, 2020, the governor of Massachusetts signed into law Chapter 65 of the Acts of 2020, An Act Providing for a Moratorium on Evictions and Foreclosures During the COVID-19 Emergency (“Chapter 65”). Chapter 65, which will remain in effect until the earlier of August 18, 2020 or forty-five (45) days after the Massachusetts’ governor’s COVID-19 emergency declaration has been lifted, provides for, among other things, the right of residential mortgage borrowers that have experienced a financial impact from COVID-19 to obtain a forbearance on their mortgage payments for up to 180 days if requested by the borrower. The moratorium has been extended through at least October 17, 2020 amid the COVID-19 pandemic. Subsequent guidance provided by the Massachusetts Division of Banks on May 1, 2020 provided information regarding the length of the forbearance period. The Company is currently evaluating the impact of Chapter 65 but expects to grant 180 day forbearances to eligible borrowers who request a forbearance and to extend the forbearance period to 180 total days for any eligible borrowers previously granted forbearances who request it.

For a further discussion of the risks and uncertainties relating to COVID-19 for our results of operations and business condition, see Item 1A. Risk Factors.

Results of Operations

Results of Operations for the three months ended June 30, 2020 and June 30, 2019

General. Net income decreased $6.0 million, or 140.2%, to a loss of $1.7 million for the quarter ended June 30, 2020, as compared to net income of $4.3 million for the quarter ended June 30, 2019. The diluted loss per share was $0.29 for the second quarter of 2020, representing a 132.2% decrease over diluted earnings per share of $0.90 for the second quarter of 2019.

The results for the second quarter include the merger with Wellesley and the corresponding impact to the provision for credit losses, merger expenses, and other non-operating items. Excluding these items, operating net income was $7.8 million for the quarter ended June 30, 2020, an increase of $833,000, or 12.0%, compared to operating net income of $7.0 million for the quarter ended June 30, 2019. Operating diluted earnings per share were $1.32 for the second quarter of 2020, representing a 10.2% decrease over operating diluted earnings per share of $1.47 for the same quarter last year.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses increased by $9.0 million, or 45.6%, to $28.8 million, as compared to $19.8 million for the quarter ended June 30, 2019, primarily due to loan growth (both organic and as a result of the Wellesley and Optima mergers), lower costs of funds, higher levels of interest earning assets and loan accretion associated with merger accounting.

•	Interest on loans increased by $6.9 million, or 31.9%, which was primarily a result of net loan growth, both organic and due to the merger with Optima and Wellesley in 2019 and 2020, respectively.
•	Interest on deposits decreased by $3.0 million, or 68.1%, as a result of lower cost of funds.

Total average interest earning assets increased by $615.5 million, or 24.9%, to $3.1 billion for the three months ended June 30, 2020, from $2.5 billion for the same period ended June 30, 2019, primarily due to the mergers with Optima and Wellesley and organic loan growth. Average interest-bearing liabilities increased by $312.7 million or 17.5%, to $2.1 billion for the three months ended June 30, 2020, from $1.8 billion for the same period ended June 30, 2019. The Company’s net interest margin, on a fully taxable equivalent basis, increased 54 basis points to 3.77% for the quarter ended June 30, 2020, as compared to 3.23% for the quarter ended June 30, 2019.

Interest and Dividend Income. Total interest and dividend income increased $6.1 million, or 24.8%, to $30.5 million for the quarter ended June 30, 2020, as compared to $24.5 million for the quarter ended June 30, 2019, primarily due to a $6.9 million increase in interest income from loans, partially offset by a $569,000 decrease in interest on investment securities.

Interest Expense. Interest expense decreased $3.0 million, or 62.9%, to $1.7 million for the quarter ended June 30, 2020, as compared to $4.7 million for the quarter ended June 30, 2019, primarily due to lower cost of funds.

Average interest-bearing liabilities increased $312.7 million to $2.1 billion at June 30, 2020 from $1.8 billion as of June 30, 2019, primarily due to higher savings balances of $89.1 million, a $114.8 million increase in average checking accounts balances, an increase in average money market accounts of $69.8 million, and an increase in average other borrowed funds of $87.6 million, partially offset by a decrease in average certificates of deposit balances of $51.8 million. The aforementioned increases were primarily due to the mergers with Optima and Wellesley and organic core deposit growth.

Provision for Credit Losses. The Company recorded $14.4 million in provision for credit losses for the quarter ended June 30, 2020, as compared to $596,000 for the quarter ended June 30, 2019. The provision for credit losses during the quarter ended June 30, 2020 includes the impact of the Wellesley merger on the Company’s allowance for credit losses under the CECL accounting standard. CECL requires the removal of Wellesley’s prior allowance for loan loss through the balance sheet as goodwill and re-establishment of a new allowance for credit loss through the income statement within the provision for credit loss. Total provision expense for the second quarter of 2020 included the impact of the CECL merger accounting on June 1, 2020 of $8.6 million, inclusive of unfunded commitments, and is considered by the Company to be a non-operating expense. During the second quarter of 2020, the Company increased its reserve for credit loss levels by recording $5.7 million in additional provision for credit losses due to anticipated losses associated with the COVID-19 pandemic, as well as changes in loan balances.

The Company recorded net charge-offs of $135,000 for the quarter ended June 30, 2020, as compared to net charge-offs of $148,000 for the quarter ended June 30, 2019. The allowance for credit losses was $34.0 million, or 1.08% of total loans (excluding the SBA’s PPP loans), at June 30, 2020, as compared to $18.2 million, or 0.82% of total loans, at December 31, 2019.

Noninterest Income. Inclusive of the Wellesley merger, total noninterest income increased by $827,000, or 10.2%, to $9.0 million for the quarter ended June 30, 2020, as compared to $8.1 million for the quarter ended June 30, 2019, primarily as a result of increases in Wealth Management revenue, loan related derivative income, and higher gains on loans sold. Noninterest income was 23.8% of total revenue for the quarter ended June 30, 2020.

•

Wealth Management revenue increased by $616,000, or 9.6%, to $7.0 million for the second quarter of 2020, as compared to $6.4 million for the second quarter of 2019. Wealth Management Assets under Management and Administration were $3.7 billion as of June 30, 2020, an increase of $278.4 million, or 8.1%, from December 31, 2019, primarily as a result of the Wellesley merger.

•

Loan related derivative income increased by $329,000 to $334,000 for the second quarter of 2020, as compared to $5,000 for the second quarter of 2019, due to increased loan volume and the associated derivative transactions executed during the second quarter 2020.

•

Gain on loans sold increased by $178,000, to $193,000 for the three months ended June 30, 2020, as compared to $15,000 for the three months ended June 30, 2019, due to increased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$6,786	$6,302
Asset-based revenues	6,786	6,302
Financial planning fees and other service fees	249	117
Total wealth management revenues	$7,035	$6,419

The following table presents the changes in Wealth Management Assets under Management:

	For the Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$2,932,393	$2,990,375
Acquired wealth management assets	338,676	—
Gross client asset inflows	55,817	89,126
Gross client asset outflows	(94,433)	(96,634)
Net market impact	339,833	96,903
Balance at the end of the period	$3,572,286	$3,079,770
Weighted average management fee	0.84%	0.84%

There were no significant changes to the average fee rates and fee structure during the three months ended June 30, 2020 and 2019.

Noninterest Expense. Total noninterest expense increased by $4.1 million, or 18.9%, to $25.6 million for the quarter ended June 30, 2020, as compared to $21.5 million for the quarter ended June 30, 2019, primarily driven by merger related expenses, increases in salaries and employee benefits expense, occupancy and equipment expense, and data processing expense.

•	Merger expenses were $4.4 million during the second quarter of 2020.
•

Salaries and employee benefits expense increased $2.1 million, or 18.2%, driven by increased staffing related to the mergers with Optima  in 2019 and Wellesley in the second quarter of 2020, additions to support business initiatives, and higher employee benefit costs.

•

Occupancy and equipment expense increased $247,000, or 9.2%, primarily due to additional branches and office space as a result of the Wellesley merger that was not reflected within the second quarter of 2019.

•	Data processing expense increased $298,000, or 19.4%, primarily as a result of the merger with Wellesley and investments made in technology.

During the second quarter of 2020, the Company reduced the value of its other real estate loan (“REO”) holdings through other expense by $486,000 primarily as a result of revaluation due to the COVID-19 pandemic.

Income Tax Expense. The Company recorded an income tax benefit of $540,000 for the quarter ended June 30, 2020, as compared to income tax expense of $1.5 million for the same quarter in 2019. The Company’s effective tax rate was a credit of 23.9% for the quarter ended June 30, 2020, as compared to 26.5% for the quarter ended June 30, 2019.

Results of Operations for the six months ended June 30, 2020 and June 30, 2019

General. Net income decreased $5.0 million, or 47.3%, to $5.5 million for the six months ended June 30, 2020, as compared to net income of $10.5 million for the six months ended June 30, 2019. Diluted earnings per share were $0.97 for the first six months of 2020, representing a 58.7% decrease from diluted earnings per share of $2.35 for the same first six months of 2019.

The results for the six months ended June 30, 2020 also include the merger accounting impact of the CECL accounting standard within the provision for credit losses, merger expenses, and other non-operating items. Excluding these items, operating net income was $15.2 million for the six months ended June 30, 2020, an increase of $1.9 million, or 14.5%, compared to operating net income of $13.3 million  for the six months ended June 30, 2019. Operating diluted earnings per share were $2.68 for the first six months of 2020, representing a 10.4% decrease from operating diluted earnings per share of $2.99 for the first six months of 2019.

Net Interest and Dividend Income. Inclusive of the Wellesley merger, net interest and dividend income before provision for loan losses, increased by $15.2 million, or 42.0%, to $51.2 million, as compared to $36.0 million for the six months ended June 30, 2019, primarily due to loan growth (both organic and as a result of the Optima and Wellesley mergers), lower cost of funds, higher levels of interest-earning assets, and loan accretion associated with merger accounting.

•	Interest on loans increased by $14.0 million, or 37.1%, due to organic and merger related loan growth.
•	Interest on deposits decreased by $2.4 million, or 34.2%, due to continued efforts in lowering the cost of deposits.

Average interest earning assets increased by $626.7 million, or 27.8%, to $2.9 billion during the six months ended June 30, 2020, from $2.3 billion during the six months ended June 30, 2019. Average interest-bearing liabilities increased by $373.1 million, or 23.3%, to $2.0 billion during the six months ended June 30, 2020 from $1.6 billion for the same period ended June 30, 2019. The Company’s net interest margin, on a fully taxable equivalent basis, increased 35 basis points to 3.59% for the six months ended June 30, 2020, as compared to 3.24% for the six months ended June 30, 2019.

Interest and Dividend Income. Total interest and dividend income increased $13.0 million, or 29.9%, to $56.6 million for the six months ended June 30, 2020, as compared to $43.6 million for the six months ended June 30, 2019, primarily due to loan growth, both organic and as a result of the Optima and Wellesley merger.

Interest Expense. Interest expense decreased $2.1 million, or 28.0%, to $5.4 million for the six months ended June 30, 2020, as compared to $7.6 million for the six months ended June 30, 2019, primarily driven by a decrease in cost of deposits.

Average interest-bearing liabilities increased by $373.1 million, or 23.3%, primarily driven by an increase in average checking account balances of $89.9 million, an increase in average savings account balances of $144.2 million, and an increase in average money market account balances of $66.1 million primarily due to the merger with Wellesley and organic core deposit growth.

Provision for Credit Losses. The Company recorded a provision for credit losses of $16.4 million for the six months ended June 30, 2020, as compared to $503,000 for the six months ended June 30, 2019, primarily due to the impact of the Wellesley merger on the Company’s allowance for credit losses under the CECL accounting standard, and additional provision for credit losses due to anticipated losses associated with the COVID-19 pandemic, as well as changes in loan balances.

The Company recorded net charge-offs of $400,000 for the six months ended  June 30, 2020, as compared to net charge-offs of $172,000 for the six months ended June 30, 2019. The allowance for credit losses was $34.0 million, or 1.08%, of total loans, excluding PPP loans, at June 30, 2020, as compared to $17.1 million, or 0.82%, of total loans at June 30, 2019.

Noninterest Income. Inclusive of the Wellesley merger, total noninterest income increased by $1.7 million, or 10.5%, to $17.8 million for the six months ended June 30, 2020, as compared to $16.1 million for the six months ended June 30, 2019, primarily as a result of increases in wealth management revenue, loan related derivative income, and higher gains on loans sold. Noninterest income was 25.8% of total revenue for the six months ended June 30, 2020.

•	Wealth management revenue increased by $1.1 million, or 8.9%, to $13.7 million for the six months ended June 30, 2020, as compared to $12.5 million for the six months ended June 30, 2019.
•

Loan related derivative income increased by $403,000, or 91.4%, to $844,000 for the six months ended June 30, 2020, as compared to $441,000 for the six months ended June 30, 2019, due to increased loan volume and the associated derivative transactions executed during the first six months of 2020.

•

Gain on loans sold increased by $281,000, to $312,000 for the six months ended June 30, 2020, as compared to $31,000 for the six months ended June 30, 2019, due to increased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	For the Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$13,216	$12,307
Asset-based revenues	13,216	12,307
Financial planning fees and other service fees	446	236
Total wealth management revenues	$13,662	$12,543

The following table presents the changes in Wealth Management Assets under Management:

	For the Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,287,371	$2,759,547
Acquired wealth management assets	338,676	—
Gross client asset inflows	155,064	149,439
Gross client asset outflows	(167,488)	(169,452)
Net market impact	(41,338)	340,236
Balance at the end of the period	$3,572,285	$3,079,770
Weighted average management fee	0.83%	0.84%

There were no significant changes to the average fee rates and fee structure for the six months ended June 30, 2020 and 2019.

Noninterest Expense. Inclusive of the Wellesley merger, total noninterest expense increased by $7.6 million, or 20.1%, to $45.5 million for the six months ended June 30, 2020, as compared to $37.9 million for the six months ended June 30, 2019, primarily driven by merger related expenses, increases in salaries and employee benefits expense, occupancy and equipment expense, and data processing expense as a result of our mergers with Optima in 2019 and Wellesley in 2020.

•	Merger expenses were $4.6 million.
•

Salaries and employee benefits expense increased $4.3 million, or 19.2%, primarily as a result of increased staffing related to the mergers with Optima and Wellesley in 2019 and 2020, respectively, additions to support business initiatives, normal merit increases and higher employee benefit costs.

•	Occupancy and equipment expense increased $724,000, or 14.4%, primarily as a result of additional branches and office space as a result of the mergers with Optima and Wellesley.
•	Data processing expense increased $637,000, or 22.1%, primarily as a result of the mergers with Optima and Wellesley combined with investments made in technology.

Income Tax Expense. The Company recorded a provision for income taxes of $1.5 million for the six months ended June 30, 2020, as compared to $3.3 million for the six months ended June 30, 2019. The effective tax rate was 21.6% for the six months ended June 30, 2020, as compared to 23.9% for the same period in 2019.

Changes in Financial Condition

Total Assets. Total assets increased $1.2 billion, or 40.9%, from December 31, 2019, inclusive of the Wellesley merger, and were $4.0 billion as of June 30, 2020.

Investment Securities. The Company’s total investment securities portfolio decreased by $19.7 million, or 4.9%, from $398.5 million at December 31, 2019 to $378.8 million at June 30, 2020 as the Company used investment cash flow to pay down wholesale funding.

Loans. Total loans increased by $1.1 billion, or 49.7%, from December 31, 2019, inclusive of the Wellesley merger, and were at $3.3 billion as of June 30, 2020. The increase in total loans was due to a combination of the merger with Wellesley and organic growth during 2020. See the Organic Loan and Deposit Growth table below for detail.

Inclusive of Wellesley:

•	Residential real estate loans increased by $433.7 million from $917.6 million at December 31, 2019 to $1.4 billion at June 30, 2020.
•	Commercial real estate loans increased by $352.9 million, from $1.1 billion at December 31, 2019 to $1.4 billion at June 30, 2020.
•	Commercial & industrial loans increased by $281.0 million from $133.2 million at December 31, 2019 to $414.2 million at June 30, 2020.
•	Loans under the SBA’s PPP amounted to $189.3 million at June 30, 2020. PPP loans are included in commercial and industrial loans.

Excluding Wellesley and PPP loans, total loans grew by $79.1 million, or 3.6%, from December 31, 2019.

Goodwill. The Company recorded goodwill of $20.7 million during the second quarter of 2020, due to the merger with Wellesley. Total goodwill as of June 30, 2020 was $51.9 million.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2020, our investment in bank-owned life insurance was $45.7 million, representing an increase of $8.4 million, or 22.6% from $37.3 million at December 31, 2019, primarily due to new policies acquired as a result of the Wellesley merger.

Other assets. Other assets increased $51.5 million, or 121.8%, to $93.8 million, from $42.3 million at December 31, 2019, primarily due to valuation adjustments associated with loan level interest rate derivatives of ($39.8) million due to changes in interest rates and additional loan level derivatives acquired in connection with the Wellesley merger.

Deposits. Inclusive of the Wellesley merger, total deposits grew by $917.0 million, or 38.9%, to $3.3 billion at June 30, 2020, primarily driven by a combination of the impact of the Wellesley merger, organic deposit growth and funds from the PPP program.

•	Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $740.6 million, or 34.0%, to $2.9 billion at June 30, 2020, inclusive of the Wellesley merger.
•	Excluding the impact of the Wellesley merger, organic growth in core deposits was $191.9 million, or 8.8%.
•

Inclusive of the Wellesley merger, the cost of total deposits for the quarter ended June 30, 2020 was 0.21%, as compared to 0.68% for the quarter ended December 31, 2019, a reduction of 47 basis points driven by reduced interest rates during 2020. The cost of total deposits for the six months ended June 30, 2020 was 0.36%, as compared to 0.67% for the six months ended June 30, 2019, a reduction of 31 basis points driven by reduced interest rates during 2020. At June 30, 2020, the spot cost of deposits was 0.27%.

Certificates of deposit totaled $358.6 million at June 30, 2020, an increase of $176.3 million from $182.3 million at December 31, 2019, primarily due to an increase in short-term brokered certificates of deposit.  Total brokered certificates of deposit, which are included within certificates of deposit, were $87.4 million and $7.1 million at June 30, 2020 and December 31, 2019, respectively.

Borrowings. At June 30, 2020, borrowings consisted of advances from the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve Bank of Boston (“FRB Boston”). Borrowings were $237.9 million as of June 30, 2020, representing a $102.2 million, or 75.3%, increase from $135.7 million at December 31, 2019, primarily due to the Wellesley merger.

Shareholders’ Equity. Total shareholders’ equity increased $96.5 million, or 33.7%, to $383.1 million at June 30, 2020, from $286.6 million at December 31, 2019, primarily due to $87.2 million of equity issued as a result of the Wellesley merger, net income of $5.5 million, increases in the value of the Company’s interest rate derivative positions of $4.5 million, and increases in unrealized gains on the available for sale investment portfolio of $3.3 million, partially offset by regular dividend payments of $5.7 million.

The Company’s total shareholders’ equity to total assets ratio decrease 52 basis points to 9.52% as of June 30, 2020, as compared to 10.04% as of December 31, 2019. Book value per share grew by $2.23, or 4.2%, to $55.29 as of June 30, 2020, as compared to $53.06 as of December 31, 2019.

The Company’s ratio of tangible common equity to tangible assets decreased 7.4%, to 8.27%, at June 30, 2020, from 8.93% at December 31, 2019, primarily due to the impact of goodwill recorded as a result of the Wellesley merger. Tangible book value per share grew by $0.68, or 1.5%, to $47.34 as of June 30, 2020, as compared to 46.66% as of December 31, 2019.

Organic Loan and Deposit Growth (dollars in thousands)

					June 2020 vs December 2019
	June 30, 2020	March 31, 2020	December 31, 2019	Balance Acquired	Organic Growth/(Decline) $	Organic Growth/(Decline) %
Loans
Residential mortgage	$1,351,308	917,103	$917,566	$403,855	$29,887	3.3%
Commercial mortgage	1,413,427	1,089,796	1,060,574	290,909	61,944	5.8%
Home equity	116,067	83,066	80,675	36,213	(821)	(1.0%)
Commercial & Industrial	414,243	127,648	133,236	138,953	142,054	106.6%
Consumer	37,839	38,189	34,677	103	3,059	8.8%
Total loans	$3,332,884	$2,255,802	$2,226,728	$870,033	$236,123	10.6%
PPP Loans	(157,017)	—	—	—	(157,017)	—
Total Loans excluding PPP*	$3,175,867	$2,255,802	$2,226,728	$870,033	$79,106	3.6%
Deposits
Demand	$929,846	$608,240	$630,593	175,912	$123,341	19.6%
Interest bearing checking	606,999	506,654	450,098	49,944	106,957	23.8%
Money market	419,537	175,158	181,406	250,226	(12,095)	(6.7%)
Savings	960,847	880,944	914,499	72,700	(26,352)	(2.9%)
Core deposits	2,917,229	2,170,996	2,176,596	548,782	191,851	8.8%
Certificates of deposit	358,614	219,363	182,282	212,096	(35,764)	(19.6%)
Total deposits	$3,275,843	$2,390,359	$2,358,878	$760,878	$156,087	6.6%

*PPP loans are included within Commercial and Industrial and does not include PPP loans acquired due to the merger with Wellesley.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Net Income / Operating Diluted Earnings Per Share	2020	2019	2020	2019
	(in thousands, except share data)

Net (Loss) Income (a GAAP measure)	$(1,716)	$4,272	$5,516	$10,470
Add: Merger and Capital issuance expenses (Pretax)	4,366	3,450	4,619	3,541
Add: (Gain) Loss on disposition of investment securities	(69)	(6)	(69)	81
Provision established for acquired Wellesley loans	8,638	—	8,638	—
Tax effect of non-operating adjustments(1)	(3,431)	(761)	(3,494)	(805)
Operating Net Income (a non-GAAP measure)	$7,788	$6,955	$15,210	$13,287
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(4)	(35)	(26)	(94)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$7,784	$6,920	$15,184	$13,193
Weighted Average Diluted Shares	5,912,889	4,715,724	5,670,438	4,412,239
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.32	$1.47	$2.68	$2.99

(1)

The net tax benefit associated with noncore items is determined by assessing whether each noncore item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

	June 30, 2020	December 31, 2019	June 30, 2019
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$383,060	$286,561	$237,094
Less: Goodwill and acquisition related intangibles (GAAP)	(55,070)	(34,544)	(34,725)
Tangible Common Equity (a non-GAAP measure)	327,990	252,017	202,369
Total assets (GAAP)	4,022,750	2,855,563	2,741,308
Less: Goodwill and acquisition related intangibles (GAAP)	(55,070)	(34,544)	(34,725)
Tangible assets (a non-GAAP measure)	$3,967,680	$2,821,019	$2,706,583
Tangible Common Equity Ratio (a non-GAAP measure)	8.27%	8.93%	7.48%
Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$327,990	$252,017	$202,369
Common shares outstanding	6,927,699	5,400,868	4,850,230
Tangible Book Value Per Share (a non-GAAP measure)	$47.34	$46.66	$41.72

Investment Securities

The Company’s securities portfolio consists of securities available for sale and securities held to maturity. The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. GSE, U.S. GSE mortgage-backed securities, and corporate debt securities. These securities are carried at fair value, with unrealized gains and losses, net of applicable income taxes, recognized as a separate component of shareholders’ equity.

The fair value of securities available for sale totaled $134.2 million and included gross unrealized gains of $3.5 million and gross unrealized losses of $11,000 at June 30, 2020. At December 31, 2019, the fair value of securities available for sale totaled $140.3 million and included gross unrealized gains of $231,000 and gross unrealized losses of $1.0 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of June 30, 2020 are carried at their amortized cost of $244.6 million. At December 31, 2019, securities held to maturity totaled $258.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$13,734	10%	$37,848	27%
Mortgage-backed securities	117,739	88%	102,482	73%
Corporate debt securities	2,754	2%	—	0%
Total securities available for sale	$134,227	100%	$140,330	100%
Held to maturity securities
U.S. GSE obligations	$—	0%	$5,000	2%
Mortgage-backed securities	146,398	60%	161,759	63%
Corporate debt securities	6,984	3%	6,980	3%
Municipal securities	91,169	37%	84,433	32%
Total securities held to maturity	$244,551	100%	$258,172	100%
Total	$378,778	100%	$398,502	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At June 30, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	0.0%	$—	0.0%	$5,000	2.3%	$8,000	2.6%	$13,000	2.5%
Mortgage-backed securities	—	—	975	1.4%	35,702	1.9%	78,343	1.4%	115,020	1.6%
Corporate debt securities	1,001	2.5%	1,740	2.4%	—	0.0%	—	0.0%	2,741	2.4%
Total available for sale securities	$1,001	2.5%	$2,715	2.0%	$40,702	1.9%	$86,343	1.5%	$130,761	1.7%

Held to maturity securities
U.S. GSE obligations	$—	0.0%	$—	—	$—	—	$—	—	$—	0.0%
Mortgage-backed securities	—	—	2	5.6%	49,686	2.7%	96,710	2.3%	146,398	2.4%
Corporate debt securities	—	—	6,984	2.6%	—	—	—	—	6,984	2.6%
Municipal securities	1,878	4.1%	15,379	3.6%	47,944	3.5%	25,968	3.2%	91,169	3.4%
Total held to maturity securities	$1,878	4.1%	$22,365	3.3%	$97,630	3.1%	$122,678	2.4%	$244,551	2.8%
Total	$2,879	3.5%	$25,080	3.1%	$138,332	2.8%	$209,021	2.1%	$375,312	2.4%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.4%	$20,000	1.5%	$5,000	2.3%	$8,000	2.6%	$38,000	1.8%
Mortgage-backed securities	—	—	37	5.4%	36,393	1.9%	66,679	2.1%	103,109	2.0%
Total available for sale securities	$5,000	1.4%	$20,037	1.5%	$41,393	1.9%	$74,679	2.1%	$141,109	2.0%

Held to maturity securities
U.S. GSE obligations	$5,000	1.6%	$—	—	$—	—	$—	—	$5,000	1.6%
Mortgage-backed securities	—	—	2	5.6%	48,088	2.7%	113,669	2.6%	161,759	2.6%
Corporate debt securities	—	—	6,980	2.6%	—	—	—	—	6,980	2.6%
Municipal securities	3,270	4.6%	10,606	4.2%	45,201	3.7%	25,356	3.4%	84,433	3.7%
Total held to maturity securities	$8,270	2.8%	$17,588	3.6%	$93,289	3.2%	$139,025	2.8%	$258,172	3.0%
Total	$13,270	2.3%	$37,625	2.4%	$134,682	2.8%	$213,704	2.5%	$399,281	2.6%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2020 and December 31, 2019.

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

The following table shows the composition of the loan portfolio at the dates indicated:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$535,633	16%	$430,877	19%
Mortgages - adjustable rate	775,475	24%	467,139	21%
Construction	37,366	1%	17,374	1%
Deferred costs net of unearned fees	2,834	0%	2,176	0%
Total residential mortgages	1,351,308	41%	917,566	41%
Commercial mortgage
Mortgages - non-owner occupied	1,073,856	31%	870,047	40%
Mortgages - owner occupied	150,040	5%	114,095	5%
Construction	188,433	6%	76,288	3%
Deferred costs net of unearned fees	1,098	0%	144	0%
Total commercial mortgages	1,413,427	42%	1,060,574	48%
Home equity
Home equity - lines of credit	110,014	3%	73,880	3%
Home equity - term loans	5,806	0%	6,555	1%
Deferred costs net of unearned fees	247	0%	240	0%
Total home equity	116,067	3%	80,675	4%
Commercial & industrial
Commercial & industrial	418,455	13%	133,337	6%
Deferred costs net of unearned fees	(4,212)	0%	(101)	0%
Total commercial & industrial	414,243	13%	133,236	6%
Consumer
Secured	36,941	1%	33,453	1%
Unsecured	877	0%	1,199	0%
Unearned fees net of deferred costs	21	0%	25	0%
Total consumer	37,839	1%	34,677	1%
Total loans	$3,332,884	100%	$2,226,728	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $1.4 billion at June 30, 2020, representing an increase of $433.7 million, or 47.3%, from $917.6 million at December 31, 2019, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 41% of total loans at June 30, 2020 and December 31, 2019.

The average loan balance outstanding in the residential portfolio was $488,000 and the largest individual residential mortgage loan outstanding was $7.0 million as of June 30, 2020. At June 30, 2020, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $510,400 in 2020 from $484,350, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines, however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $157.5 million at June 30, 2020 and $159.6 million at December 31, 2019.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Originations for retention in portfolio	$264,887	$78,448
Originations for sale to the secondary market	21,592	3,822
Total	$286,479	$82,270

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Loans sold with servicing rights retained	$9,482	$867
Loans sold with servicing rights released	11,627	2,570
Total	$21,109	$3,437

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.1 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.

Commercial Mortgage.  Commercial real estate loans were $1.4 billion as of June 30, 2020, an increase of $352.9 million, or 33.3%, from $1.1 billion at December 31, 2019. The commercial real estate loans portfolio represented 42% and 48% of total loans at June 30, 2020 and December 31, 2019, respectively. The average loan balance outstanding in this portfolio was $1.5 million, and the largest individual commercial real estate loan outstanding was $26.1 million as of June 30, 2020. At June 30, 2020, this commercial mortgage was performing in accordance with its original terms.

Commercial real estate loans are secured by a variety of property types, with approximately 89.3% of the total at June 30, 2020 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties.

Generally, our commercial real estate loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long-term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Generally, our commercial construction loans are speculative in nature, with loan proceeds used to acquire and develop real estate property for sale or rental. Loans are provided for terms up to 36 months during the construction phase, with loan-to-values that generally do not exceed 75% on both an “as is” and ‘as complete and stabilized’ basis.  Construction projects are primarily for the development of residential property types, inclusive of one-to-four family and multifamily properties.

Home Equity.  The home equity portfolio totaled $116.1 million and $80.7 million at June 30, 2020 and December 31, 2019, respectively.  The home equity portfolio represented 3% and 4% of total loans at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the largest home equity line of credit was $3.5 million and had an outstanding balance of $2.6 million. At June 30, 2020, this line of credit was performing in accordance with its original terms.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential and one-to-four family investment properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit, which generally have a term between 15 and 20 years, with draws available for the first 10 years. Our 15-year lines of credit are interest only during the first 10 years and amortize on a five-year basis thereafter. Our 20-year lines of credit are interest only during the first 10 years and amortize on a 10-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1.0 million generally will not exceed combined loan-to-value of 75%. Rates are adjusted monthly based on changes in a designated market index. We also offer home equity term loans, which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed-rate second mortgage loans, which generally have a term between five and 20 years.

Commercial & Industrial (C&I).  The commercial and industrial portfolio totaled $414.2 million and $133.2 million at June 30, 2020 and December 31, 2019, respectively. The C&I portfolio represented 13% and 6% of total loans at June 30, 2020 and December 31, 2019, respectively. The average loan balance outstanding in this portfolio was $277,000 and the largest individual commercial and industrial loan outstanding was $10.0 million as of June 30, 2020. At June 30, 2020, this loan was performing in accordance with its original terms.

Loans under the SBA’s PPP program totaled $189.3 million at June 30, 2020 and are included in the C&I portfolio.

The Company’s Innovation Banking and asset-based loans are reported within the C&I portfolio.

•

At June 30, 2020, Innovation Banking loans totaled $33.5 million and the average loan balance outstanding in this portfolio was $1.3 million.  The largest individual loan outstanding was $10.0 million, and this loan was performing in accordance with its original terms.

•

At June 30, 2020, asset-based loans totaled $21.9 million and the average loan balance outstanding in this portfolio was $1.8 million. The largest individual loan outstanding was $9.6 million, and this loan was performing in accordance with its original terms.

•

At June 30, 2020, commercial solar loans totaled $63.9 million and the average loan balance outstanding in this portfolio was $2.7 million. The largest individual loan outstanding was $9.0 million, and this loan was performing in accordance with its original terms.

The Company’s C&I loan customers represent various small- and middle-market established businesses involved in professional services, accommodation and food services, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses, as well as commercial solar projects.  The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Consumer Loans.  The consumer loan portfolio totaled $37.8 million at June 30, 2020, an increase of $3.1 million, or 8.9%, from $34.7 million at December 31, 2019.   Consumer loans represented 1% of the total loan portfolio at June 30, 2020 and December 31, 2019.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at June 30, 2020. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	June 30, 2020
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$15,135	$12,855	$1,323,318	$1,351,308
Commercial mortgage	172,682	302,234	938,511	1,413,427
Home equity	1,287	6,317	108,463	116,067
Commercial & Industrial	50,702	273,773	89,768	414,243
Consumer	37,600	89	150	37,839
Total	$277,406	$595,268	$2,460,210	$3,332,884

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at June 30, 2020. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	June 30, 2020
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$551,232	$793,355	$6,721	$1,351,308
Commercial mortgage	454,431	412,181	546,815	1,413,427
Home equity	9,889	4,366	101,812	116,067
Commercial & Industrial	245,778	57,002	111,463	414,243
Consumer	474	504	36,861	37,839
Total	$1,261,804	$1,267,408	$803,672	$3,332,884

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Nonaccruals	$8,100	$4,160
Loans past due > 90 days, but still accruing	1,889	1,264
Troubled debt restructurings	262	227
Total nonperforming loans	$10,251	$5,651
Accruing troubled debt restructured loans	$—	$—
Nonperforming loans as a percentage of total loans	0.31%	0.25%
Nonperforming loans as a percentage of total assets	0.25%	0.20%

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

Total nonperforming loans increased $4.6 million during the six months ended June 30, 2020 as compared to December 31, 2019, primarily due to the merger with Wellesley.

The Company continues to closely monitor the portfolio of nonperforming loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at June 30, 2020 and December 31, 2019, although such values may fluctuate with changes in the economy and the real estate market.

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

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	June 30,	December 31,
	2020	2019
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$3,332,884	$2,226,728
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,454,977	$1,969,696
Balance of allowance for credit losses at the beginning of year – loans	$18,180	$16,768
Loans charged-off:
Commercial and industrial	(154)	(338)
Commercial mortgage	(264)	(1,270)
Residential mortgage	—	—
Home Equity	—	—
Consumer	(30)	(48)
Total loans charged-off	$(448)	$(1,656)
Recovery of loans previously charged-off:
Commercial and industrial	34	53
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	14	11
Total recoveries of loans previously charged-off:	48	64
Net loan (charge-offs) recoveries	$(400)	$(1,592)
Adoption of accounting standard – loans	205	—
Provision for acquired loans	8,282	—
Initial allowance for PCD	437	—
Provision	7,310	3,004
Balance at end of period	$34,014	$18,180
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.02)%	(0.08)%
Ratio of allowance for credit losses to loans outstanding	1.02%	0.82%

The allowance for credit losses to loans outstanding excluding PPP loans was 1.08% at June 30, 2020.

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. The Company also borrows from the FHLB of Boston and the FRB Boston to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

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

The following table set forth the balances of the Bank’s deposits for the periods indicated:

	June 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$929,846	28.4%	$630,593	26.7%
Interest bearing checking	606,999	18.5%	450,098	19.1%
Money Market	419,537	12.8%	181,406	7.7%
Savings	960,847	29.3%	914,499	38.8%
Retail certificates of deposit under $100,000	182,928	5.6%	56,401	2.4%
Retail certificates of deposit of $100,000 or greater	88,309	2.7%	118,596	5.0%
Wholesale certificates of deposit	87,377	2.7%	7,285	0.3%
Total	$3,275,843	100%	$2,358,878	100.00%

At June 30, 2020, the Company had a total of $271.2 million in certificates of deposit, excluding brokered deposits, of which $218.6 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of June 30, 2020, we had a total of $87.4 million of brokered deposits and $7.1 million of brokered deposits at December 31, 2019.

Borrowings.  Total borrowings were $237.9 million and $135.7 million at June 30, 2020 and December 31, 2019, respectively. The Company’s borrowings consisted of advances from the FHLB of Boston and from the FRB Boston’s Discount Window and Paycheck Protection Program Liquidity Facility (“PPPLF”).  FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. FRB Boston advances are collateralized by pledged commercial loans, pledged PPP loans, and pledged investment securities. The Company is required to pay down PPPLF borrowings when PPP loans pledged for these borrowings are paid down either by the borrower or the SBA.

•

The Company’s borrowings with the FHLB of Boston totaled $113.5 million at June 30, 2020 and $135.7 million at December 31, 2019. The Company’s remaining borrowing capacity at the FHLB of Boston at June 30, 2020 was approximately $567.9 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston.

•

The Company’s borrowings with FRB Boston totaled $124.4 million at June 30, 2020. The Company did not have any outstanding borrowings at FRB Boston at December 31, 2019. The Company’s remaining borrowing capacity at the FRB Boston at June 30, 2020 was approximately $554.9 million.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,660,482	$28,130	4.25%	$2,204,862	$23,338	4.26%	$1,951,133	$21,355	4.39%
Tax-exempt	21,004	267	5.11	23,605	250	4.26	14,567	157	4.32
Securities available for sale (3)
Taxable	115,875	557	1.93	133,402	660	1.99	155,762	748	1.93
Securities held to maturity
Taxable	158,431	964	2.45	169,433	1,063	2.52	218,672	1,368	2.51
Tax-exempt	84,885	760	3.60	83,193	754	3.65	75,423	728	3.87
Cash and cash equivalents	45,437	16	0.14	59,845	140	0.94	55,015	219	1.60
Total interest-earning assets (4)	3,086,114	30,694	4.00%	2,674,340	26,205	3.94%	2,470,572	24,575	3.99%
Non interest-earning assets	233,240			192,184			161,855
Allowance for credit losses	(23,272)			(18,423)			(16,908)
Total assets	$3,296,082			$2,848,101			$2,615,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$541,482	$209	0.16%	$457,189	$159	0.14%	$426,725	$120	0.11%
Savings accounts	915,835	462	0.20	888,973	1,772	0.80	826,726	2,212	1.07
Money market accounts	270,951	140	0.21	193,048	449	0.94	201,164	679	1.35
Certificates of deposit	230,798	585	1.02	187,318	749	1.61	282,579	1,368	1.94
Total interest-bearing deposits	1,959,066	1,396	0.29	1,726,528	3,129	0.73	1,737,194	4,379	1.01
Subordinated debt	3,266	64	7.88	-	-	-	-	-	-
Other borrowed funds	138,052	282	0.82	127,389	566	1.79	50,447	315	2.50
Total interest-bearing liabilities	2,100,384	1,742	0.33%	1,853,917	3,695	0.80%	1,787,641	4,694	1.05%
Non-interest-bearing liabilities
Demand deposits	770,202			622,892			541,380
Other liabilities	97,431			80,089			64,182
Total liabilities	2,968,017			2,556,898			2,393,203
Shareholders’ equity	328,065			291,203			222,316
Total liabilities & shareholders’ equity	$3,296,082			$2,848,101			$2,615,519
Net interest income on a fully taxable equivalent basis		28,952			22,510			19,881
Less taxable equivalent adjustment		(215)			(211)			(186)
Net interest income		$28,737			$22,299			$19,695
Net interest spread (5)			3.67%			3.14%			2.94%
Net interest margin (6)			3.77%			3.39%			3.23%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)

Net interest spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2020, and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2020.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,432,672	$51,468	4.25%	$1,748,485	$37,639	4.34%
Tax-exempt	22,305	518	4.67	12,168	269	4.46
Securities available for sale (3)
Taxable	124,651	1,218	1.96	160,160	1,460	1.84
Securities held to maturity
Taxable	163,932	2,026	2.49	214,035	2,636	2.48
Tax-exempt	84,039	1,514	3.62	74,641	1,451	3.92
Cash and cash equivalents	52,627	156	0.60	44,081	337	1.54
Total interest-earning assets (4)	2,880,226	56,900	3.97%	2,253,570	43,792	3.92%
Non interest-earning assets	212,712			138,310
Allowance for loan losses	(20,848)			(16,799)
Total assets	$3,072,090			$2,375,081
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$499,335	$368	0.15%	$409,390	$202	0.10%
Savings accounts	902,404	2,232	0.50	758,219	3,697	0.98
Money market accounts	231,999	589	0.51	165,891	1,060	1.29
Certificates of deposit	209,058	1,336	1.29	218,275	1,921	1.77
Total interest-bearing deposits	1,842,796	4,525	0.49%	1,551,775	6,880	0.89%
Subordinated debt	1,633	64	7.88	-	-	-
Other borrowed funds	132,720	848	1.28	52,275	671	2.59
Total interest-bearing liabilities	1,977,149	5,437	0.55%	1,604,050	7,551	0.95%
Non-interest-bearing liabilities
Demand deposits	696,547			512,882
Other liabilities	88,760			62,505
Total liabilities	2,762,456			2,179,437
Shareholders’ equity	309,634			195,644
Total liabilities & shareholders’ equity	$3,072,090			$2,375,081
Net interest income on a fully taxable equivalent basis		51,463			36,241
Less taxable equivalent adjustment		(427)			(361)
Net interest income		$51,036			$35,880
Net interest spread (5)			3.42%			2.97%
Net interest margin (6)			3.59%			3.24%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)

Net interest spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2020, and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2020.

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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared with			Compared with
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$7,466	$(691)	$6,775	$14,589	$(760)	$13,829
Tax-exempt	78	32	110	236	13	249
Securities available for sale
Taxable	(194)	3	(191)	(339)	97	(242)
Securities held to maturity
Taxable	(371)	(33)	(404)	(612)	2	(610)
Tax-exempt	86	(54)	32	177	(114)	63
Cash and cash equivalents	(33)	(170)	(203)	56	(237)	(181)
Total interest income	$7,032	$(913)	$6,119	$14,107	$(999)	$13,108
Interest expense
Deposits
Checking accounts	37	52	89	51	115	166
Savings accounts	214	(1,964)	(1,750)	611	(2,076)	(1,465)
Money market accounts	177	(716)	(539)	323	(794)	(471)
Certificates of deposit	(218)	(565)	(783)	(78)	(507)	(585)
Total interest-bearing deposits	210	(3,193)	(2,983)	907	(3,262)	(2,355)
Subordinated debt	64	-	64	64	-	64
Other borrowed funds	281	(314)	(33)	644	(467)	177
Total interest expense	$555	$(3,507)	$(2,952)	$1,615	$(3,729)	$(2,114)
Change in net interest income	$6,477	$2,594	$9,071	$12,492	$2,730	$15,222

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Company’s Board of Directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources including borrowings with the FHLB of Boston, the FRB Boston’s discount window and the PPPLF, and certificates of deposit from institutional brokers.

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

As of June 30, 2020:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+400	2.4
+300	1.4
+200	0.3
+100	0.2
–100	(1.2)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of June 30, 2020:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(0.8)
–100	0.6

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

The Bank’s economic value of equity analysis as of June 30, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 9.7% decrease in the economic value of equity for the next 12 months, and a 8.8% increase in the economic value of equity for the next 24 months.

Also as of June 30, 2020, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 7.4% increase in the economic value of equity over the next 12 months, and a 9.9% increase in the economic value of equity for the next 24 months. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of June 30, 2020. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices.  Our Unaudited Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB Boston, and purchasing wholesale certificates of deposit as its secondary sources. At June 30, 2020, the Company had access to funds totaling $1.8 billion.

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

Quarterly, the ALCO reviews the Company’s liquidity needs and reports any findings (if required) to the Company’s Board of Directors.

Capital Adequacy.  Total shareholders’ equity was $383.1 million at June 30, 2020, as compared to $286.6 million at December 31, 2019, primarily due to the Wellesley merger, increase in earnings, increases in the value of the Company’s interest rate derivative positions, and increases in unrealized gains of the available for sale investment portfolio. The ratio of total equity to total assets amounted to 9.52% at June 30, 2020 and 10.04% at December 31, 2019. Book value per share at June 30, 2020 and December 31, 2019 amounted to $55.29 and $53.06, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2020, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 15 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For the quarter ended June 30, 2020, the Company implemented certain controls and procedures in connection with the merger with Wellesley including financial reviews, policies and procedures, disclosure controls and procedures, and organization integration. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting.

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

The outbreak of COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 40 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). We have instituted payment deferral programs to aid existing borrowers with payment forbearance, and, in view of the moratorium on evictions and foreclosures mandated by Chapter 65, expect to grant 180 day forbearances to eligible borrowers who request a forbearance and to extend the forbearance period to 180 total days for any eligible borrowers previously granted forbearances who request it. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers and business partners.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2020:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
April 1 to April 30, 2020	68	$50.68
May 1 to May 30, 2020	448	$53.63
June 1 to June 30, 2020	35	$54.30
Total	551
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

The Company does not currently have a stock repurchase program or plan in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

August 6, 2020	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

August 6, 2020
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)