Form 10-Q
period 2020-09-30
CAMBRIDGE BANCORP
filed 2020-11-06
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 6,928,288 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$64,520	$61,335
Investment securities
Available for sale, at fair value (amortized cost $148,635, and $141,109, respectively)	152,105	140,330
Held to maturity, at amortized cost (fair value $252,428, and $264,114, respectively)	240,015	258,172
Total investment securities	392,120	398,502
Loans held for sale, at lower of cost or fair value	7,379	1,546
Loans
Residential mortgage	1,343,815	917,566
Commercial mortgage	1,364,387	1,060,574
Home equity	108,343	80,675
Commercial & Industrial	428,024	133,236
Consumer	39,717	34,677
Total loans	3,284,286	2,226,728
Less: allowance for credit losses on loans	(35,920)	(18,180)
Net loans	3,248,366	2,208,548
Federal Home Loan Bank of Boston Stock, at cost	6,492	7,854
Bank owned life insurance	45,948	37,319
Banking premises and equipment, net	18,255	14,756
Right-of-use asset operating leases	37,347	33,587
Deferred income taxes, net	11,514	8,229
Accrued interest receivable	9,375	7,052
Goodwill	51,912	31,206
Merger related intangibles, net	3,068	3,338
Other assets	90,813	42,291
Total assets	$3,987,109	$2,855,563
Liabilities
Deposits
Demand	$1,011,382	$630,593
Interest bearing checking	592,113	450,098
Money market	436,120	181,406
Savings	975,811	914,499
Certificates of deposit	316,516	182,282
Total deposits	3,331,942	2,358,878
Borrowings	135,805	135,691
Subordinated debt	9,959	—
Operating lease liabilities	38,930	35,054
Other liabilities	77,400	39,379
Total liabilities	3,594,036	2,569,002
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,928,288 shares, and 5,400,868 shares, respectively	6,928	5,401
Additional paid-in capital	225,361	136,766
Retained earnings	156,062	146,875
Accumulated other comprehensive income (loss)	4,722	(2,481)
Total shareholders’ equity	393,073	286,561
Total liabilities and shareholders’ equity	$3,987,109	$2,855,563

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$34,468	$23,280	$85,936	$60,919
Interest on tax-exempt loans	243	172	652	385
Interest on taxable investment securities	1,404	1,978	4,648	6,074
Interest on tax-exempt investment securities	631	563	1,827	1,709
Dividends on FHLB of Boston stock	127	124	280	281
Interest on overnight investments	8	219	163	556
Total interest and dividend income	36,881	26,336	93,506	69,924
Interest expense
Interest on deposits	1,354	4,609	5,879	11,489
Interest on borrowed funds	376	676	1,223	1,347
Interest on subordinated debt	189	—	253	—
Total interest expense	1,919	5,285	7,355	12,836
Net interest and dividend income	34,962	21,051	86,151	57,088
Provision for credit losses	2,000	2,170	18,430	2,673
Net interest and dividend income after provision for credit losses	32,962	18,881	67,721	54,415
Noninterest income
Wealth management revenue	8,025	7,033	21,686	19,576
Deposit account fees	603	814	2,089	2,395
ATM/Debit card income	349	391	946	1,046
Bank owned life insurance income	201	165	526	454
Gain (loss) on disposition of investment securities	—	2	69	(79)
Gain on loans sold	873	460	1,185	491
Loan related derivative income	292	1,130	1,137	1,571
Other income	590	371	1,085	1,014
Total noninterest income	10,933	10,366	28,723	26,468
Noninterest expense
Salaries and employee benefits	15,744	12,067	42,302	34,353
Occupancy and equipment	3,676	2,792	9,421	7,813
Data processing	2,084	1,652	5,601	4,532
Professional services	1,151	844	3,108	2,411
Marketing	420	263	1,162	1,175
FDIC insurance	313	91	810	369
Nonoperating expenses	1,168	339	5,787	3,880
Other expenses	889	815	2,767	2,216
Total noninterest expense	25,445	18,863	70,958	56,749
Income before income taxes	18,450	10,384	25,486	24,134
Income tax expense	5,021	2,708	6,542	5,988
Net income	$13,429	7,676	$18,944	$18,146
Share data:
Weighted average number of shares outstanding, basic	6,918,692	4,815,020	6,078,586	4,525,178
Weighted average number of shares outstanding, diluted	6,954,324	4,842,965	6,113,828	4,552,092
Basic earnings per share	$1.94	$1.58	$3.11	$3.98
Diluted earnings per share	$1.93	$1.57	$3.09	$3.95

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net income	$13,429	$7,676	$18,944	$18,146
Other comprehensive (loss) income, net of tax:
Unrealized gains on available for sale securities
Unrealized holding gains	10	141	3,320	2,689
Less: reclassification adjustment for (gains) losses included in net income	—	(1)	(57)	61
Total unrealized gains on securities	10	140	3,263	2,750
Derivatives
Change in interest rate contracts	(572)	472	3,944	1,661
Defined benefit retirement plans
Change in retirement liabilities	(3)	26	(4)	78
Other comprehensive (loss) income	(565)	638	7,203	4,489
Comprehensive income	$12,864	$8,314	$26,147	$22,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at June 30, 2019	$4,850	$97,844	$137,036	$(2,636)	$237,094
Net income	—	—	7,676	—	7,676
Other comprehensive income	—	—	—	638	638
Share based compensation and other share based activity	—	412	—	—	412
Dividends declared ($0.51 per share)	—	—	(2,475)	—	(2,475)
Common stock issued for merger	—	—	—	—	—
Balance at September 30, 2019	$4,850	$98,256	$142,237	$(1,998)	$243,345

Balance at June 30, 2020	$6,928	$224,540	$146,305	$5,287	$383,060
Net income	—	—	13,429	—	13,429
Other comprehensive loss	—	—	—	(565)	(565)
Share based compensation and other share based activity	—	821	—	—	821
Dividends declared ($0.53 per share)	—	—	(3,672)	—	(3,672)
Common stock issued for merger	—	—	—	—	—
Balance at September 30, 2020	$6,928	$225,361	$156,062	$4,722	$393,073

	Nine Months Ended September 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	18,146	—	18,146
Other comprehensive income	—	—	—	4,489	4,489
Share based compensation and other share based activity	20	1,291	—	—	1,311
Dividends declared ($1.53 per share)	—	—	(7,044)	—	(7,044)
Common stock issued for Optima merger	723	58,694	—	—	59,417
Balance at September 30, 2019	$4,850	$98,256	$142,237	$(1,998)	$243,345

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes (Note 5)	—	—	(347)	—	(347)
Net income	—	—	18,944	—	18,944
Other comprehensive income	—	—	—	7,203	7,203
Share based compensation and other share based activity	24	2,935	—	—	2,959
Dividends declared ($1.59 per share)	—	—	(9,410)	—	(9,410)
Common stock issued for Wellesley merger	1,503	85,660	—	—	87,163
Balance at September 30, 2020	$6,928	$225,361	$156,062	$4,722	$393,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,944	$18,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,430	2,673
Amortization of deferred charges and fees net	260	378
(Accretion), depreciation, and amortization, net	(5,823)	549
Bank owned life insurance income	(526)	(454)
(Gain)/loss on disposition of investment securities	(69)	79
Share based compensation and other share based activity	2,959	1,311
Change in accrued interest receivable	392	(69)
Deferred income tax (benefit)/expense	(1,355)	455
Change in other assets, net	(30,190)	(15,500)
Change in other liabilities, net	24,308	12,739
Change in loans held for sale	(5,833)	(2,082)
Net cash provided by operating activities	21,497	18,225
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(808,446)	(563,239)
Proceeds from principal payments of loans	626,140	381,597
Proceeds from loan pool sale	—	36,971
Proceeds from calls/maturities of securities available for sale	38,002	29,405
Purchase of securities available for sale	(45,702)	(10,449)
Proceeds from sales of securities available for sale held to maturity	10,821	26,552
Proceeds from calls/maturities of securities held to maturity	43,007	48,549
Purchase of securities held to maturity	(12,955)	(35,958)
Redemption of FHLB of Boston stock	7,747	(849)
Purchase of banking premises and equipment	(1,331)	(1,494)
Net cash acquired in business combinations	43,063	2,063
Net cash used in investing activities	(99,654)	(86,852)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	288,146	170,237
Change in certificates of deposit	(75,123)	(51,157)
Change in borrowings	(122,271)	7,067
Cash dividends paid on common stock	(9,410)	(7,044)
Net cash provided by financing activities	81,342	119,103
Net change in cash and cash equivalents	3,185	50,476
Cash and cash equivalents at beginning of period	61,335	18,473
Cash and cash equivalents at end of period	$64,520	$68,949
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,142	$7,792
Income taxes	11,920	5,760
Significant non-cash transactions
Right-of-use assets for lessee operating leases	—	34,553
Right-of-use liabilities for lessee operating leases	—	35,990
Transfer of other real estate owned	2,293	185
Common Stock issued to shareholders due to merger	87,163	59,417
Fair value of assets acquired, net of cash acquired	961,668	548,801
Fair value of liabilities assumed	917,569	491,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2020 and December 31, 2019, respectively, and the results of operations and cash flows for the interim periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

Management has reviewed events occurring through November 6, 2020, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.
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

The Company accounted for the merger using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, the Company recorded merger expenses during the three and nine months ended September 30, 2020 of approximately $1.2 million and $5.8 million, respectively.  Additionally, the Company recorded $8.6 million in provision for credit losses to reflect the impact of current expected credit loss (“CECL”) merger accounting on June 1, 2020.

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

The Company accounted for the merger using the acquisition method and recorded total assets of $555.7 million, including $30.8 million in goodwill, and assumed total liabilities of $491.4 million. Additionally, the Company recorded merger expenses of $339,000 and $3.9 million during the three and nine months ended September 30, 2019.

5.	Recently Issued and Adopted Accounting Guidance

Accounting Pronouncements Yet to be Adopted

Accounting Standards Update 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).  On March 12, 2020, the FASB issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients:

•	Simplify accounting analyses for contract modifications.
•	Allow hedging relationships to continue without de-designation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform.
•	Allow a change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness.
•	Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship.
•	Allow the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship.
•	Simplify the assessment of hedge effectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform.
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

Accounting Standards Update 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for defined benefit plans. The ASU is effective for fiscal years ending after December 15, 2020; early adoption is permitted and should be applied using the retrospective method to all periods presented. Adoption of this standard is not expected to have a material impact on the Company’s disclosures.

Accounting Pronouncements Adopted in 2020

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

Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes an expected loss methodology. The CECL methodology incorporates forecasting in addition to historical and current measures. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities. The Company adopted ASU 2016-13 and related amendments on January 1, 2020 using a modified-retrospective approach for all financial assets measured at amortized cost and off-balance-sheet (“OBS”) credit exposures and recorded additional allowance for credit loss of $481,000 before taxes and a corresponding decrease in retained earnings of $347,000, net of taxes. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company’s CECL methodology consists of quantitative and qualitative components. The quantitative component of the allowance for credit losses (“ACL”) is model based and utilizes a forward-looking macroeconomic forecast, complemented by qualitative components in estimating expected credit losses. The qualitative components of the ACL consider (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of non-accrual and past due loans; and (iii) model limitations; among others.

ASU 2016-13 also applies to OBS credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 - Leases (Topic 842) on leases.

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

See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our 2019 annual consolidated financial statements in our 2019 Form 10-K, for additional information on our other significant accounting policies.

6.	Cash and cash equivalents

At September 30, 2020 and December 31, 2019, cash and cash equivalents totaled $64.5 million and $61.3 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston (“FRB”) at September 30, 2020. At December 31, 2019, the Company maintained $31.5 million of cash and cash equivalents at the FRB to satisfy reserve requirements. Additionally, at September 30, 2020 and December 31, 2019, respectively, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.  The Company also pledged cash collateral to derivative counterparties totaling $36.3 million and $10.4 million at September 30, 2020 and December 31, 2019, respectively. See Note 18 - Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.
7.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$22,995	$784	$(8)	$23,771	$38,000	$—	$(152)	$37,848
Mortgage-backed securities	122,899	2,669	(9)	125,559	103,109	231	(858)	102,482
Corporate debt securities	2,741	35	(1)	2,775	—	—	—	—
Total available for sale securities	$148,635	$3,488	$(18)	$152,105	$141,109	$231	$(1,010)	$140,330

Held to maturity securities
U.S. GSE obligations	$—	$—	$—	$—	$5,000	$—	$—	$5,000
Mortgage-backed securities	132,629	7,303	—	139,932	161,759	2,751	(111)	164,399
Corporate debt securities	6,987	230	—	7,217	6,980	116	—	7,096
Municipal securities	100,399	5,005	(125)	105,279	84,433	3,252	(66)	87,619
Total held to maturity securities	$240,015	$12,538	$(125)	$252,428	$258,172	$6,119	$(177)	$264,114
Total	$388,650	$16,026	$(143)	$404,533	$399,281	$6,350	$(1,187)	$404,444

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), or Federal Home Loan Mortgage Corporation (FHLMC).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2020 and temporarily impaired at December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$4,992	$(8)	$—	$—	$4,992	$(8)
Mortgage-backed securities	3,408	(6)	1,035	(3)	4,443	(9)
Corporate debt securities	779	(1)	—	—	779	(1)
Total available for sale securities	$9,179	$(15)	$1,035	$(3)	$10,214	$(18)

Held to maturity securities
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Municipal securities	12,967	(125)	—	—	12,967	(125)
Total held to maturity securities	$12,967	$(125)	$—	$—	$12,967	$(125)
Total	$22,146	$(140)	$1,035	$(3)	$23,181	$(143)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Temporarily Impaired Securities
Available for sale securities
U.S. GSE obligations	$12,912	$(88)	$24,936	$(64)	$37,848	$(152)
Mortgage-backed securities	33,381	(265)	50,766	(593)	84,147	(858)
Corporate debt securities	—	—	—	—	—	—
Total available for sale securities	$46,293	$(353)	$75,702	$(657)	$121,995	$(1,010)

Held to maturity securities
U.S. GSE obligations	$—	$—	$5,000	$—	$5,000	$—
Mortgage-backed securities	14,838	(27)	12,928	(84)	27,766	(111)
Corporate debt securities	—	—	—	—	—	—
Municipal securities	4,934	(66)	—	—	4,934	(66)
Total held to maturity securities	$19,772	$(93)	$17,928	$(84)	$37,700	$(177)
Total temporarily impaired securities	$66,065	$(446)	$93,630	$(741)	$159,695	$(1,187)

The Company adopted Topic 326 on January 1, 2020 and did not record an allowance for credit losses on its investment securities as of September 30, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

As of September 30, 2020, 17 debt securities had gross unrealized losses, with an aggregate depreciation of 0.61% from the Company’s amortized cost basis. The largest unrealized loss percentage and largest unrealized loss dollar amount of any single security was 1.95%, or $30,000, of its amortized cost.

As of December 31, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.74% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 3.15%, or $63,000 of its amortized cost. The largest unrealized dollar loss of any single security was $96,000, or 1.93%, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) that it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of September 30, 2020 and December 31, 2019.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At September 30, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	$—	$9,995	$9,989	$5,000	$5,194	$8,000	$8,588	$22,995	$23,771
Mortgage-backed securities	—	—	3,511	3,584	32,906	34,385	86,482	87,590	122,899	125,559
Corporate debt securities	1,001	1,003	1,740	1,772	—	—	—	—	2,741	2,775
Total available for sale securities	$1,001	$1,003	$15,246	$15,345	$37,906	$39,579	$94,482	$96,178	$148,635	$152,105

Held to maturity securities
U.S. GSE obligations	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	2	2	50,333	54,370	82,294	85,560	132,629	139,932
Corporate debt securities	—	—	6,987	7,217	—	—	—	—	6,987	7,217
Municipal securities	1,885	1,891	16,828	17,553	45,277	48,354	36,409	37,481	100,399	105,279
Total held to maturity securities	$1,885	$1,891	$23,817	$24,772	$95,610	$102,724	$118,703	$123,041	$240,015	$252,428
Total	$2,886	$2,894	$39,063	$40,117	$133,516	$142,303	$213,185	$219,219	$388,650	$404,533

The following table sets forth information regarding sales of investment securities and the resulting gains (losses) from such sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Amortized cost of securities sold	$—	$400	$10,752	$26,631
Gross gains realized on securities sold	—	2	69	8
Gross losses realized on securities sold	—	—	—	(87)
Net proceeds from securities sold	$—	$402	$10,821	$26,552

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. The following table summarizes the credit rating of the Company’s debt securities portfolio at September 30, 2020.

	September 30, 2020
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$125,559	$1,781	$—	$23,771	$151,111
BBB/BB/B	—	994	—	—	994
Total available for sale securities	$125,559	$2,775	$—	$23,771	$152,105
Held to maturity securities, at amortized cost
AAA/AA/A	$132,629	$6,987	$100,124	$—	$239,740
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$132,629	$6,987	$100,399	$—	$240,015

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

Loans outstanding are detailed by category as follows:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$549,228	$430,877
Mortgages - adjustable rate	771,978	467,139
Construction	21,326	17,374
Deferred costs net of unearned fees	1,283	2,176
Total residential mortgages	1,343,815	917,566

Commercial mortgage
Mortgages - non-owner occupied	1,047,919	870,047
Mortgages - owner occupied	151,661	114,095
Construction	163,202	76,288
Deferred costs net of unearned fees	1,605	144
Total commercial mortgages	1,364,387	1,060,574

Home equity
Home equity - lines of credit	103,499	73,880
Home equity - term loans	4,611	6,555
Deferred costs net of unearned fees	233	240
Total home equity	108,343	80,675

Commercial & industrial
Commercial & industrial	431,614	133,337
Unearned fees, net of deferred costs	(3,590)	(101)
Total commercial & industrial	428,024	133,236

Consumer
Secured	37,990	33,453
Unsecured	1,707	1,199
Deferred costs net of unearned fees	20	25
Total consumer	39,717	34,677
Total loans	$3,284,286	$2,226,728

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

Asset Quality

The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as non-accrual loans. The Company also may use discretion regarding other loans over 90 days past due if the loan is well secured and/or in process of collection.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2020
.	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$2,925	$4,673	$12	$107	$7,717
Loans past due >90 days, but still accruing	—	252	—	408	660
Troubled debt restructurings	687	—	—	125	812
Total	$3,612	$4,925	$12	$640	$9,189

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,298	$2,800	$12	$50	$4,160
Loans past due >90 days, but still accruing	527	486	—	251	1,264
Troubled debt restructurings	99	—	—	128	227
Total	$1,924	$3,286	$12	$429	$5,651

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, as such the Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2020.

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

There was one new TDR during the three and nine months ended September 30, 2020. At September 30, 2020, four loans were determined to be TDRs with a total carrying value of $812,000. There were no TDR defaults during the three and nine months ended September 30, 2020.

The allowance for credit losses includes a reserve for these TDRs of approximately $94,000 as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

In response to the national pandemic (“COVID-19”) and its economic impact to customers, a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at September 30, 2020 and will not be reported as past due during the deferral period. As of September 30, 2020, the Company had $104.1 million of loans in deferral.

Purchased Credit Deteriorated Loans

As part of the Wellesley merger, the Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans was $19.3 million at September 30, 2020.

Under Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as PCD loans. PCD loans acquired in a transaction are marked to fair value through goodwill and a mark on yield is recorded. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the statement of income. On June 1, 2020, the Company acquired PCD loans with a fair value of $18.6 million and total discount of $825,000.  In connection with Topic 326, the fair value mark was reduced by $438,000, which represents the ACL amount recorded in connection with the merger with Wellesley. The outstanding balance at September 30, 2020 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
	(dollars in thousands)
Residential Mortgages	$1,098	$34
Commercial Mortgages	16,823	370
Home Equity	112	9
Commercial & Industrial	1,244	17
Total	$19,277	$430

Loans by Credit Quality Indicator.  The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(in thousands)
Residential:
Current	$289,787	$258,078	$194,556	$174,514	$120,078	$303,190	$—	$1,340,203
Non-performing	—	—	1,340	59	107	2,106	—	3,612
Total	289,787	258,078	195,896	174,573	120,185	305,296	—	1,343,815

Home equity:
Current	$2,177	$6,465	$10,191	$7,015	$2,228	$6,046	$74,209	$108,331
Non-performing	—	—	—	—	—	—	12	12
Total	$2,177	$6,465	$10,191	$7,015	$2,228	$6,046	$74,221	$108,343

Consumer:
Current	$13,403	$6,144	$3,018	$2,836	$4,976	$8,767	$573	$39,717
Non-performing	—	—	—	—	—	—	—	—
Total	$13,403	$6,144	$3,018	$2,836	$4,976	$8,767	$573	$39,717

	Credit Quality Indicator - by Origination Year as of September 30, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
	(in thousands)
Commercial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$184,390	$423,605	$225,063	$119,511	$137,961	$246,451	$—	$—	$1,336,981
7 (Special Mention)	—	153	3,205	1,536	9,818	10,281	—	—	24,993
8 (Substandard)	—	737	—	—	217	785	—	—	1,739
9 (Doubtful)	—	—	—	—	—	674	—	—	674
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$184,390	$424,495	$228,268	$121,047	$147,996	$258,191	$—	$—	$1,364,387
Commercial & Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$257,500	$61,987	$47,923	$20,349	$17,597	$13,223	$453	$—	$419,032
7 (Special Mention)	709	2,129	830	459	16	1,143	10	—	5,296
8 (Substandard)	790	—	696	—	1,978	232	—	—	3,696
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$258,999	$64,116	$49,449	$20,808	$19,591	$14,598	$463	$—	$428,024

	December 31, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$915,642	$80,663	$34,677
Non-performing	1,924	12	—
Total	$917,566	$80,675	$34,677

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$1,050,037	$123,900
7 (Special Mention)		7,360	4,289
8 (Substandard)		3,177	5,047
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$1,060,574	$133,236

With respect to residential real estate mortgages, home equity, and consumer loans, the Company utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans are on non-accrual or are past due more than 90 days but are still accruing or are restructured. These loans may contain greater than average risk.

With respect to CRE mortgages and commercial loans, the Company utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2020
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days and Accruing
	(dollars in thousands)

Residential Mortgages	$5,993	$2,312	$1,304	$9,609	$1,334,206	$1,343,815	$—
Commercial Mortgages	3,217	607	1,662	5,486	1,358,901	1,364,387	252
Home Equity	29	711	—	740	107,603	108,343	—
Commercial & Industrial	123	201	532	856	427,168	428,024	408
Consumer loans	—	—	—	—	39,717	39,717	—
Total	$9,362	$3,831	$3,498	$16,691	$3,267,595	$3,284,286	$660

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential Mortgages	$8,710	$1,089	$1,047	$10,846	$906,720	$917,566
Commercial Mortgages	811	—	3,161	3,972	1,056,602	1,060,574
Home Equity	57	12	—	69	80,606	80,675
Commercial & Industrial	272	226	251	749	132,487	133,236
Consumer loans	4	5	—	9	34,668	34,677
Total	$9,854	$1,332	$4,459	$15,645	$2,211,083	$2,226,728

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2020 and December 31, 2019.

Other Real Estate Owned (“OREO”)

As of September 30, 2020 and December 31, 2019, the Company recorded other real estate owned assets of $1.8 million and $163,000, respectively. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are generally charged to noninterest expense.

Foreclosure Proceedings

As of September 30, 2020 and December 31, 2019, one loan secured by a one-to-four-family residential property amounting to $331,000 was in process of foreclosure. The foreclosure proceedings for the aforementioned loan are on hold due to the COVID-19 pandemic and bankruptcy proceedings.

Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended September 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June 30, 2020	$11,880	$18,067	$652	$2,939	$476	$—	$34,014
Charge-offs	—	—	—	(233)	(3)	—	(236)
Recoveries	—	—	—	23	—	—	23
Provision for (Release of) - loan portfolio	1,145	118	(42)	769	129	—	2,119
Allowance for credit losses - loan portfolio	$13,025	$18,185	$610	$3,498	$602	$—	$35,920
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2020	$—	$—	$—	$—	$—	$1,164	$1,164
Provision for - unfunded commitments	—	—	—	—	—	(119)	(119)
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,045	1,045
Total allowance for credit loss	$13,025	$18,185	$610	$3,498	$602	$1,045	$36,965

	For the Nine Months Ended September 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Provision for acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(264)	—	(387)	(33)	—	(684)
Recoveries	—	—	—	57	14	—	71
Provision for (Release of)-loan portfolio	2,908	4,984	166	1,248	123	—	9,429
Allowance for credit losses - loan portfolio	$13,025	$18,185	$610	$3,498	$602	$—	$35,920
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Acquired loan commitments	—	—	—	—	—	356	356
Provision for - unfunded commitments	—	—	—	—	—	363	363
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,045	1,045
Total allowance for credit loss	$13,025	$18,185	$610	$3,498	$602	$1,045	$36,965

The following table presents change in the allowance for loan losses disaggregated by loan category:

	For the Three Months Ended September 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2019	$5,463	$9,429	$531	$1,445	$231	$—	$17,099
Charge-offs	—	(1,215)	—	(26)	(9)	—	(1,250)
Recoveries	—	—	—	15	1	—	16
Provision for (Release of)	(340)	2,469	(43)	(3)	3	84	2,170
Balance at September 30, 2019	$5,123	$10,683	$488	$1,431	$226	$84	$18,035

	For the Nine Months Ended September 30, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	(1,270)	—	(156)	(29)	—	(1,455)
Recoveries	—	—	—	40	9	—	49
Provision for (Release of)	177	2,327	(29)	132	(18)	84	2,673
Balance at September 30, 2019	$5,123	$10,683	$488	$1,431	$226	$84	$18,035

The following is information pertaining to impaired loans:

	December 31, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial mortgage	$3,161	$1,385	$4,376	$—	$35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	$4,019	$2,172	$5,449	$—	$41
With required reserve recorded:
Commercial and industrial	$128	$59	$167	$87	$—
Total	$128	$59	$167	$87	$—
Total:
Commercial and industrial	$128	$59	$167	$87	$—
Commercial mortgage	3,161	1,385	4,376	—	35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	$4,147	$2,231	$5,616	$87	$41

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$87	$—	$87
Collectively evaluated for impairment	5,141	10,905	461	1,388	198	18,093
Total	$5,141	$10,905	$461	$1,475	$198	$18,180

Loans receivable
Individually evaluated for impairment	$764	$3,161	$92	$128	$—	$4,145
Collectively evaluated for impairment	916,802	1,057,413	80,583	133,108	34,677	2,222,583
Total	$917,566	$1,060,574	$80,675	$133,236	$34,677	$2,226,728

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  As of September 30, 2020 and December 31, 2019, the carrying value of goodwill totaled $51.9 million and $31.2 million, respectively. Goodwill is tested for impairment, based on its fair value, at least annually. As of September 30, 2020 and December 31, 2019, no goodwill impairment has been recognized.

Core deposit intangibles.  In connection with the Optima merger, the Company recorded an asset for core deposit intangibles (“CDI”) of $3.6 million. Amortization of CDI totaled $90,000 and $271,000 for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, amortization of CDI totaled $90,000 and $180,000, respectively.  As of September 30, 2020 and December 31, 2019, the carrying value of CDI assets totaled $3.1 million and $3.3 million, respectively. The weighted-average remaining amortization period for CDI was approximately nine years at September 30, 2020.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements.

The Company either releases or retains the servicing rights on sold loans. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. Mortgage loans sold with servicing rights retained during the nine months ended September 30, 2020 and September 30, 2019 were $35.8 million and $42.0 million, respectively.  Total gain on loans sold for the three months ending September 30, 2020 and September 30, 2019 was $873,000 and $460,000, respectively. Total gain on loans sold for the nine months ended September 30, 2020 and September 30, 2019 was $1.2 million and $491,000, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights acquired as a result of the merger	334	—	334
Mortgage servicing rights capitalized	308	—	308
Amortization charged against servicing income	(159)	—	(159)
Change in impairment reserve	(10)	(29)	(39)
Balance at September 30, 2019	$1,139	$(29)	$1,110

Balance at December 31, 2019	$1,347	$(26)	$1,321
Mortgage servicing rights acquired as a result of the merger	50	—	50
Mortgage servicing rights capitalized	354	—	354
Amortization charged against servicing income	(426)	—	(426)
Change in impairment reserve	—	(23)	(23)
Balance at September 30, 2020	$1,325	$(49)	$1,276

The fair value of our mortgage servicing rights portfolio was $1.3 million and $1.1 million as of September 30, 2020 and September 30, 2019, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted average amortization period for the mortgage servicing rights portfolio was 3.9 years and 5.2 years at September 30, 2020 and December 31, 2019, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
Remainder of 2020	$83
2021	294
2022	229
2023	175
2024	134
2025	52
Thereafter	358
Total	$1,325

10.	Income Taxes

The Company’s effective tax rate was 27.2% and 25.7% for the three and nine months ended September 30, 2020, as compared to 26.1% and 24.8% for the three and nine months ended September 30, 2019.

Net deferred tax assets totaled $11.5 million at September 30, 2020 and $8.2 million at December 31, 2019. The Company did not record a valuation allowance for deferred tax assets at September 30, 2020 or December 31, 2019.

The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Current income tax expense
Federal	$3,013	$2,186	$5,133	$3,862
State	1,304	952	2,764	1,671
Total current income tax expense	4,317	3,138	7,897	5,533

Deferred income tax expense / (benefit)
Federal	478	(352)	(878)	249
State	226	(78)	(477)	206
Total deferred income tax expense / (benefit)	704	(430)	(1,355)	455
Total income tax expense	$5,021	$2,708	$6,542	$5,988

11.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$90	$71	$6	$5
Interest cost	361	420	70	87	5	6
Expected return on assets	(800)	(680)	—	—	—	—
Amortization of prior service credit	(1)	(1)	—	—	—	—
Amortization of net actuarial (gain) loss	—	39	2	—	—	(1)
Net periodic benefit cost (credit)	$(440)	$(222)	$162	$158	$11	$10

	Nine Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$267	$214	$23	$15
Interest cost	1,077	1,260	213	262	16	18
Expected return on assets	(2,401)	(2,040)	—	—	—	—
Amortization of prior service credit	(3)	(3)	—	—	—	—
Amortization of net actuarial (gain) loss	—	116	6	—	—	(3)
Net periodic benefit cost (credit)	$(1,327)	$(667)	$486	$476	$39	$30

The Company did not make any contributions to the qualified defined benefit pension plan during the nine months ended September 30, 2020 and 2019. The Company does not expect to make any contributions to the qualified defined benefit plan during the remainder of 2020.

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

Total expenses related to the PSP and the ESOP for the three months ended September 30, 2020 and September 30, 2019 amounted to $985,000 and $721,000, respectively. Total expenses related to the PSP and the ESOP for the nine months ended September 30, 2020 and September 30, 2019 amounted to $2.8 million and $1.9 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”)

For executives participating in the DC SERP, the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended September 30, 2020 and September 30, 2019 amounted to $57,000 and $40,000, respectively. Total expenses related to the DC SERP for the nine months ended September 30, 2020 and September 30, 2019 amounted to $152,000 and $126,000, respectively.

12.	STOCK BASED COMPENSATION

The following table presents the pre-tax expense associated with all outstanding non-vested restricted stock awards (“RSAs”), time-based restricted stock units (“RSUs”), performance based restricted stock units (“PRSUs”), and the related tax benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Stock based compensation expense	$1,086	$401	$3,398	$1,718
Related tax benefits	$303	$112	$949	$479

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments assuming that the amounts are fully advanced and that collateral, or other security, is of no value. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$609,900	$428,020
Origination of new loans	67,154	24,413
Standby letters of credit	10,346	9,150

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	29,524	3,909

14.	LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2020 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended September 30,
	2020	2019
	(dollars in thousands)
Operating lease cost	$1,848	$1,389
Variable lease cost (Cost excluded from lease payments)	1	—
Sublease income	(16)	(16)
Total Operating Lease Cost	$1,833	$1,373
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,805	$1,327
Operating Lease - Operating cash flows (Liability reduction)	1,524	1,026
Weighted average lease term - operating leases	7.08 Years	8.36 years
Weighted average discount rate - operating leases	2.96%	3.38%

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Operating lease cost	$4,843	$3,888
Variable lease cost (Cost excluded from lease payments)	2	1
Sublease income	(49)	(47)
Total Operating Lease Cost	$4,796	$3,842
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$4,728	$3,634
Operating Lease - Operating cash flows (Liability reduction)	3,884	2,768
Right-of-use assets obtained in exchange for new operating lease liabilities	7,850	4,656
Weighted average lease term - operating leases	7.08 Years	8.36 Years
Weighted average discount rate - operating leases	2.96%	3.38%

The total minimum lease payments due in future periods for lease agreements in effect at September 30, 2020 were as follows:

Future Minimum
Lease Payments
(dollars in thousands)
Remainder of 2020	$7,215
2021	6,923
2022	6,489
2023	5,837
2024	4,594
Thereafter	12,441
Total minimum lease payments	43,499
Less: interest	(4,569)
Total lease liability	$38,930

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $2.0 million and $1.5 million for the quarter ended September 30, 2020 and September 30, 2019, respectively. Total rental expense was $5.0 million and $4.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

15.	Shareholders’ Equity

As of September 30, 2020 and December 31, 2019, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank and the Federal Deposit Insurance Corporation.

The Company adopted ASU 2016-13 on January 1, 2020.  The joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to mitigate the effects of the CECL accounting standard in their regulatory capital. Banking organizations that are required under U.S. accounting standards to adopt CECL this year can elect to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years, after which, the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of the Company’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in the Company’s allowance for credit losses during each quarter of the two-year period ended December 31, 2021. The Company did not elect to delay the adoption of CECL and did not adopt the transition period for regulatory capital.

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$378,346	13.5%	$293,923	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	333,372	11.9%	237,938	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	333,372	11.9%	195,949	7.0%	N/A	N/A
Tier I capital (to average assets)	333,372	8.7%	153,873	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$370,042	13.2%	$293,896	10.5%	$279,901	10.0%
Tier I capital (to risk-weighted assets)	335,030	12.0%	237,915	8.5%	223,920	8.0%
Common equity tier I capital (to risk-weighted assets)	335,030	12.0%	195,930	7.0%	181,935	6.5%
Tier I capital (to average assets)	335,030	8.7%	153,910	4.0%	192,387	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$272,727	13.6%	$210,342	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	254,497	12.7%	170,277	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	254,497	12.7%	140,228	7.0%	N/A	N/A
Tier I capital (to average assets)	254,497	9.0%	113,365	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$271,034	13.5%	$210,341	10.5%	$200,325	10.0%
Tier I capital (to risk-weighted assets)	252,804	12.6%	170,276	8.5%	160,260	8.0%
Common equity tier I capital (to risk-weighted assets)	252,804	12.6%	140,227	7.0%	130,211	6.5%
Tier I capital (to average assets)	252,804	8.9%	113,364	4.0%	141,705	5.0%

16.	Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) during the period, by component, net of tax:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains	$4	$6	$10	$176	$(35)	$141
Reclassification adjustment for gains recognized in net income	—	—	—	(2)	1	(1)
Derivatives
Change in interest rate contracts	(793)	221	(572)	654	(182)	472
Defined benefit retirement plans
Change in retirement liability	(1)	(2)	(3)	36	(10)	26
Total Other Comprehensive Income/(Loss)	$(790)	$225	$(565)	$864	$(226)	$638

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax Expense	Net-of-tax Amount
	(dollars in thousands)
Unrealized gains on available for sale securities
Unrealized holding gains	$4,322	$(1,002)	$3,320	$3,510	$(821)	$2,689
Reclassification adjustment for (gains)/losses recognized in net income	(73)	16	(57)	79	(18)	61
Derivatives
Change in interest rate contracts	5,467	(1,523)	3,944	2,308	(647)	1,661
Defined benefit retirement plans
Change in retirement liability	(3)	(1)	(4)	108	(30)	78
Total Other Comprehensive Income/(Loss)	$9,713	$(2,510)	$7,203	$6,005	$(1,516)	$4,489

Reclassifications out of AOCI that have an impact on net income (loss) are presented below:

Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2020	2019	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on available for sale securities	$—	$2	Gain on disposition of investment securities
Tax expense	—	(1)	Provision for income taxes
Net of tax	$—	$1	Net income

Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2020	2019	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains (losses) on available for sale securities	$73	$(79)	Gain (Loss) on disposition of investment securities
Tax benefit (expense)	(16)	18	Provision for income taxes
Net of tax	$57	$(61)	Net income

17.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$13,429	$7,676	$18,944	$18,146
Less dividends and undistributed earnings allocated to participating securities	(5)	(57)	(14)	(156)
Net income applicable to common shareholders	$13,424	$7,619	$18,930	$17,990

Denominator:
Weighted average common shares outstanding	6,919	4,815	6,079	4,525
Earnings per common share – basic	$1.94	$1.58	$3.11	$3.98

Earnings per common share - diluted:
Numerator:
Net income	$13,429	$7,676	$18,944	$18,146
Less dividends and undistributed earnings allocated to participating securities	(19)	(57)	(28)	(156)
Net income applicable to common shareholders	$13,410	$7,619	$18,916	$17,990

Denominator:
Weighted average common shares outstanding	6,919	4,815	6,079	4,525
Dilutive effect of common stock equivalents	35	28	35	27
Weighted average diluted common shares outstanding	6,954	4,843	6,114	4,552
Earnings per common share – diluted	$1.93	$1.57	$3.09	$3.95

18.	DerivativeS AND HEDGING ACTIVITIES

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in acAOCI and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s Consolidated Balance Sheets:

	September 30, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$8,232	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$8,232			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	414,904	Other Assets	$44,455	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	414,904	Other Liabilities	44,455
Risk participation agreements-out to counterparties	26,580	Other Assets	69	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	113,676	Other Liabilities	621
Total derivatives not designated as hedging instruments			$44,524			$45,076

	December 31, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	150,000	Other Assets	$2,911	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$2,911			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	241,187	Other Assets	$12,980	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	241,187	Other Liabilities	12,980
Risk participation agreements-out to counterparties	19,000	Other Assets	21	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	88,489	Other Liabilities	250
Total derivatives not designated as hedging instruments			$13,001			$13,230

The following tables present the effect of cash flow hedge accounting on AOCI for the periods presented:

	For the Three Months Ended September 30, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(793)	$(657)	$(136)	Interest Income	$627	$763	$(136)

	For the Nine Months Ended September 30, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$5,467	$6,390	$(923)	Interest Income	$1,242	$1,466	$(224)

	For the Three Months Ended September 30, 2019
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$605	$1,232	$(627)	Interest Income	$(49)	$—	$(49)

	For the Nine Months Ended September 30, 2019
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$2,163	$3,312	$(1,149)	Interest Income	$(145)	$—	$(145)

The Company estimates that an additional $2.5 million will be reclassified out of AOCI into earnings, as an increase to interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income in which the effects of cash flow hedges are recorded	$627	$1,242
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income	$627	$1,242
Amount of gain reclassed from AOCI into income - Included Component	763	1,466
Amount of loss reclassed from AOCI into income - Excluded Component	$(136)	$(224)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income statement in which the effects of cash flow hedges are recorded	$(49)	$(145)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of loss reclassed from AOCI into income	$(49)	$(145)
Amount of loss reclassed from AOCI into income - Included Component	—	—
Amount of loss reclassed from AOCI into income - Excluded Component	$(49)	$(145)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements of Income as of the periods presented:

		Amount of Gain or on Derivatives Recognized in Income
		Three Months Ended September 30,	Three Months Ended September 30,
		2020	2019
	Location of Gain	(dollars in thousands)
Other contracts	Other income	$152	$195
Total		$152	$195

		Amount of Gain or on Derivatives Recognized in Income
		Nine Months Ended September 30,	Nine Months Ended September 30,
		2020	2019
	Location of Gain	(dollars in thousands)
Other contracts	Other income	$291	$208
Total		$291	$208

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

As of September 30, 2020 and December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $36.1 million and $9.6 million, respectively. As of September 30, 2020, and December 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $36.3 million and $10.4 million, respectively. If the Company had breached any of these provisions at September 30, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $336.3 million and $9.6 million, respectively.

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

The following tables present the information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as September 30, 2020 and December 31, 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$52,756	$—	$52,756	$8,402	$—	$44,354

Offsetting of Derivative Liabilities
Derivative Liabilities	$45,076	$—	$45,076	$8,402	$36,053	$621

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$15,912	$—	$15,912	$3,128	$-	$12,784

Offsetting of Derivative Liabilities
Derivative Liabilities	$13,230	$—	$13,230	$3,128	$9,645	$457

19.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$64,520	$64,520	$61,335	$61,335
Securities available for sale	152,105	152,105	140,330	140,330
Securities held to maturity	240,015	252,428	258,172	264,114
Loans, net	3,248,366	3,217,114	2,208,548	2,160,087
Loans held for sale	7,379	7,597	1,546	2,051
FHLB of Boston stock	6,492	6,492	7,854	7,854
Accrued interest receivable	9,375	9,375	7,052	7,052
Mortgage servicing rights	1,276	1,276	1,321	1,526
Interest rate contracts	8,232	8,232	2,911	2,911
Loan level interest rate swaps	44,455	44,455	12,980	12,980
Risk participation agreements out to counterparties	69	69	21	21

Financial liabilities
Deposits	3,331,942	3,333,206	2,358,878	2,358,089
Borrowings	135,805	137,382	135,691	135,744
Subordinated debt	9,959	9,959	—	—
Loan level interest rate swaps	44,455	44,455	12,980	12,980
Risk participation agreements in with counterparties	621	621	250	250

The Company follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

In accordance with the requirements of ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities, the Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,771	$—	$23,771
Mortgage-backed securities	—	125,559	—	125,559
Corporate debt securities	—	2,775	—	2,775
Other assets
Interest rate swaps with customers	—	44,455	—	44,455
Risk participation agreements out to counterparties	—	69	—	69
Interest rate contracts	—	8,232	—	8,232
Other liabilities
Mirror swaps with counterparties	—	44,455	—	44,455
Risk participation agreements in with counterparties	—	621	—	621

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$37,848	$—	$37,848
Mortgage-backed securities	—	102,482	—	102,482
Other assets
Interest rate swaps with customers	—	12,980	—	12,980
Risk participation agreements out to counterparties	—	21	—	21
Interest rate contracts	—	2,911	—	2,911
Other liabilities
Mirror swaps with counterparties	—	12,980	—	12,980
Risk participation agreements in with counterparties	—	250	—	250

The following table presents the carrying value of assets held at September 30, 2020 which were measured at fair value on a non-recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,276	$1,276
Loans held for sale	7,379	—	—	7,379
Individually assessed collateral dependent loans	—	—	6,497	6,497
Other real estate owned	—	—	1,820	1,820
Total	$7,379	$—	$9,593	$16,972

The following table presents the carrying value of assets held at December 31, 2019, which were measured at fair value on a non-recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Collateral dependent impaired loans	$—	$—	$2,541	$2,541
Loans held for sale	1,546	—	—	1,546
Other real estate owned	—	—	163	163
Total	$1,546	$—	$2,704	$4,250

Gain / loss on REO assets measured at fair value on a non-recurring basis.  The Company recorded a loss of $164,000 and $650,000 on REO assets for the three and nine months ended September 30, 2020, respectively.  The Company recorded a loss of $19,000 for REO assets for both the three and nine months ended September 30, 2019.

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

There were no transfers between levels for the three and nine months ended September 30, 2020 nor the three and nine months ended September 30, 2019.

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

Derivative Instruments and Hedges

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2020.

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
•

the Company’s heavy reliance on communications and information systems to conduct its business and reliance on third parties and affiliates to provide key components of its business infrastructure, any disruptions of which could interrupt the Company’s operations or increase the costs of doing business;

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of September 30, 2020, the Company had total assets of approximately $4.0 billion. The Bank operates 22 full-service banking offices in 14 cities and towns in Eastern Massachusetts and Southeastern New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has six offices, one in Wellesley, two in Boston, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. As of September 30, 2020, the Company had Assets under Management and Administration of approximately $3.9 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business, and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender and in recent years has diversified commercial operations within the areas of commercial and industrial lending to include Innovation Banking, which specializes in working with New England-based entrepreneurs. The Innovation Banking group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies within our market area that are primarily serviced by out-of-market institutions. Personal banking focuses on providing exceptional service to clients and in deepening relationships.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers allowance for credit losses and income taxes to be its critical accounting policies.

Allowance for Credit Losses. The Company adopted ASU-2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) during the first quarter of 2020.  ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes expected loss methodology. The use of an expected loss methodology, referred to as the current expected credit loss (“CECL”) methodology, requires institutions to account for potential losses that previously would not have been part of the calculation. The CECL methodology incorporates forecasting in addition to historical and current measures utilized in the prior incurred loss methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities.

Under the CECL methodology, the allowance for credit losses (“ACL”) consists of quantitative and qualitative components. The quantitative component of the ACL is model based and utilizes a forward-looking macroeconomic forecast, complemented by a qualitative component in estimating expected credit losses. The qualitative component of the ACL considers (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of non-accrual and past due loans; and (iii) model limitations; among other factors.

ASU 2016-13 also applies to off-balance sheet credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar investment) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 - Leases (Topic 842).

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

We also perform a qualitative assessment beyond model estimates and apply qualitative adjustments as management deems necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, we revert to historical information over a period for which comparable data is available. The historical information either experienced by the Company or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, we reassess the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

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

Forbearance/Modifications

The Company has instituted payment deferral programs to aid existing borrowers with payment forbearance. For commercial and consumer borrowers, the Company has endeavored to provide payment relief for borrowers who have been impacted by the COVID-19 pandemic and have requested payment assistance. Detailed information on payment deferrals is included within the supplemental earning release information that can be found at ir.cambridgetrust.com.

For a further discussion of the risks and uncertainties relating to COVID-19 for our results of operations and business condition, see Item 1A. Risk Factors.

Results of Operations

Results of Operations for the three months ended September 30, 2020 and September 30, 2019

General. Net income increased $5.8 million, or 74.9%, to $13.4 million for the quarter ended September 30, 2020, as compared to net income of $7.7 million for the quarter ended September 30, 2019. Diluted earnings per share were $1.93 for the third quarter of 2020, representing a 22.9% increase over diluted earnings per share of $1.57 for the third quarter of 2019.

Excluding merger expenses, operating net income was $14.3 million for the quarter ended September 30, 2020, an increase of $6.4 million, or 80.4%, as compared to operating net income of $7.9 million for the quarter ended September 30, 2019. Operating diluted earnings per share were $2.06 for the third quarter of 2020, representing a 26.4% increase over operating diluted earnings per share of $1.63 for the same period last year.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses increased by $13.9 million, or 66.1%, to $35.0 million, as compared to $21.1 million for the quarter ended September 30, 2019. This change was primarily due to loan growth (both organic and as a result of the Wellesley merger), lower costs of funds and loan accretion associated with merger accounting.

•	Interest on loans increased by $11.3 million, or 48.0%, which was primarily a result of net loan growth, both organic and due to the merger with Wellesley.
•	Interest on deposits decreased by $3.3 million, or 70.6%, as a result of lower cost of deposits.

Total average interest earning assets increased by $1.1 billion, or 43.5%, to $3.7 billion for the three months ended September 30, 2020, from $2.6 billion for the same period ended September 30, 2019, primarily due to the merger with Wellesley and organic loan growth. Average interest-bearing liabilities increased by $630.8 million, or 33.8%, to $2.5 billion for the three months ended September 30, 2020, from $1.9 billion for the same period ended September 30, 2019. The Company’s net interest margin, on a fully taxable equivalent basis, increased 52 basis points to 3.73% for the quarter ended September 30, 2020, as compared to 3.21% for the quarter ended September 30, 2019.

Interest and Dividend Income. Total interest and dividend income increased $10.5 million, or 40.0%, to $36.9 million for the quarter ended September 30, 2020, as compared to $26.3 million for the quarter ended September 30, 2019, primarily due to a $11.3 million increase in interest income from loans, partially offset by a $506,000 decrease in interest on investment securities.

Interest Expense. Interest expense decreased $3.4 million, or 63.7%, to $1.9 million for the quarter ended September 30, 2020, as compared to $5.3 million for the quarter ended September 30, 2019, primarily due to lower cost of deposits.

Average interest-bearing liabilities increased $630.8 million to $2.5 billion for the three months ended September 30, 2020 from $1.9 billion for the same period ended September 30, 2019, primarily due to an increase in average money market accounts of $225.5 million, a $154.9 million increase in average checking accounts balances, higher savings balances of $89.4 million, and an increase in average other borrowed funds of $61.6 million. The aforementioned increases were primarily due to the Wellesley merger and organic core deposit growth.

Provision for Credit Losses. The Company recorded $2.0 million in provision for credit losses for the quarter ended September 30, 2020, as compared to $2.2 million for the quarter ended September 30, 2019.

The Company recorded net charge-offs of $213,000 for the quarter ended September 30, 2020, as compared to net charge-offs of $1.2 million for the quarter ended September 30, 2019. The allowance for loan credit losses was $35.9 million, or 1.16% of total loans (excluding the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans), at September 30, 2020, as compared to $18.2 million, or 0.82% of total loans, at December 31, 2019. The Company’s current level of allowance for credit losses takes into account changes in assumptions associated with estimated losses as a result of COVID-19 pandemic both qualitatively and quantitatively.

Noninterest Income. Total noninterest income increased by $567,000, or 5.5%, to $10.9 million for the quarter ended September 30, 2020, as compared to $10.4 million for the quarter ended September 30, 2019, primarily as a result of increases in wealth management revenue and increases in gains on loans sold. Noninterest income was 23.8% of total revenue for the quarter ended September 30, 2020.

•

Wealth management revenue increased by $992,000, or 14.1%, to $8.0 million for the third quarter of 2020, as compared to $7.0 million for the third quarter of 2019. Wealth Management Assets under Management and Administration were $3.9 billion as of September 30, 2020, an increase of $495.6 million, or 14.4%, from December 31, 2019, primarily as a result of the Wellesley merger and appreciation in the equity markets during 2020.

•	Gain on loans sold increased by $413,000 to $873,000 for the third quarter of 2020, as compared to $460,000 for the third quarter of 2019, due to increased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended September 30,
	2020	2019
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees
Asset-based revenues	$7,479	$6,456
Financial planning fees and other service fees	546	577
Total wealth management revenues	$8,025	$7,033

The following table presents the changes in Wealth Management Assets under Management:

	For the Three Months Ended September 30,
	2020	2019
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	3,572,286	$3,079,770
Acquired wealth management assets	—	—
Gross client asset inflows	90,606	95,770
Gross client asset outflows	(95,243)	(81,619)
Net market impact	223,415	25,120
Balance at the end of the period	$3,791,064	$3,119,041
Weighted average management fee	0.79%	0.83%

There were no significant changes to the average fee rates and fee structure during the three months ended September 30, 2020 and 2019.

Noninterest Expense. Total noninterest expense increased by $6.6 million, or 34.9%, to $25.4 million for the quarter ended September 30, 2020, as compared to $18.9 million for the quarter ended September 30, 2019, primarily driven by increases in salaries and employee benefits expense, occupancy and equipment expense, data processing expense, and one-time merger-related expenses as described below.

•

Salaries and employee benefits expense increased $3.7 million, or 30.5%, driven by increased staffing related to the merger with Wellesley in the second quarter of 2020, additions to support business initiatives, and higher employee benefit costs.

•	Occupancy and equipment expense increased $884,000, or 31.7%, primarily as a result of additional banking locations and office space as a result of the mergers with Optima and Wellesley.
•	Data processing expense increased $432,000, or 26.2%, primarily as a result of the merger with Wellesley.
•	Merger expenses increased $829,000 to $1.2 million from $339,000 from the same period a year ago, primarily due to one-time non-operating costs associated with the Wellesley merger.

Income Tax Expense. The Company recorded an income tax expense of $5.0 million for the quarter ended September 30, 2020, as compared to income tax expense of $2.7 million for the for the quarter ended September 30, 2019. The Company’s effective tax rate was 27.2% for the quarter ended September 30, 2020, as compared to 26.1% for the quarter ended September 30, 2019.

Results of Operations for the nine months ended September 30, 2020 and September 30, 2019

General. Net income increased $798,000, or 4.4%, to $18.9 million for the nine months ended September 30, 2020, as compared to net income of $18.1 million for the nine months ended September 30, 2019. Diluted earnings per share were $3.09 for the first nine months of 2020, representing a 21.8% decrease from diluted earnings per share of $3.95 for the same nine months of 2019.

The results for the nine months ended September 30, 2020 include the merger accounting impact of CECL within the provision for credit losses, merger expenses, and other non-operating items. Excluding these items, operating net income was $29.5 million for the nine months ended September 30, 2020, an increase of $8.3 million, or 39.1%, compared to operating net income of $21.2 million for the nine months ended September 30, 2019. Operating diluted earnings per share were $4.83 for the first nine months of 2020, representing a 4.5% increase from operating diluted earnings per share of $4.62 for the first nine months of 2019.

Net Interest and Dividend Income. Inclusive of the Wellesley merger, net interest and dividend income before provision for credit losses, increased by $29.1 million, or 50.9%, to $86.2 million, at September 30, 2020, as compared to $57.1 million for the nine months ended September 30, 2019, primarily due to loan growth (both organic and as a result of the Wellesley merger), lower cost of funds, and loan accretion associated with merger accounting.

•	Interest on loans increased by $25.3 million, or 41.2%, due to organic and merger related loan growth.
•	Interest on deposits decreased by $5.6 million, or 48.8%, due to continued efforts in lowering the cost of deposits.

Average interest earning assets increased by $796.5 million, or 33.6%, to $3.2 billion during the nine months ended September 30, 2020, from $2.4 billion during the nine months ended September 30, 2019. Average interest-bearing liabilities increased by $459.3 million, or 27.1%, to $2.2 billion during the nine months ended September 30, 2020 from $1.7 billion for the same period ended September 30, 2019. The Company’s net interest margin, on a fully taxable equivalent basis, increased 42 basis points to 3.65% for the nine months ended September 30, 2020, as compared to 3.23% for the nine months ended September 30, 2019.

Interest and Dividend Income. Total interest and dividend income increased $23.6 million, or 33.7%, to $93.5 million for the nine months ended September 30, 2020, as compared to $69.9 million for the nine months ended September 30, 2019, primarily due to loan growth, both organic and as a result of the mergers with Optima and Wellesley.

Interest Expense. Interest expense decreased $5.5 million, or 42.7%, to $7.4 million for the nine months ended September 30, 2020, as compared to $12.8 million for the nine months ended September 30, 2019, primarily driven by a decrease in cost of deposits.

Average interest-bearing liabilities increased by $459.3 million, or 27.1%, primarily driven by an increase in average savings account balances of $125.6 million, an increase in average money market account balances of $119.6 million, and an increase in average checking account balances of $111.7 million, primarily due to the mergers with Optima and Wellesley and organic core deposit growth.

Provision for Credit Losses. For the nine months ended September 30, 2020, the Company recorded a total provision for credit losses of $18.4 million, which includes $9.3 million associated with the expected impact of the COVID-19 pandemic on future loan losses and $8.6 million for the recognition of the non-operating impact of the merger related CECL accounting.

The Company recorded net charge-offs of $613,000 for the nine months ended September 30, 2020, as compared to net charge-offs of $1.4 million for the nine months ended September 30, 2019.

Noninterest Income. Inclusive of the Wellesley merger, total noninterest income increased by $2.3 million, or 8.5%, to $28.7 million for the nine months ended September 30, 2020, as compared to $26.5 million for the nine months ended September 30, 2019, primarily as a result of increases in wealth management revenue and an increase in gains on loans sold. Noninterest income was 25.0% of total revenue for the nine months ended September 30, 2020.

•	Wealth management revenue increased by $2.1 million, or 10.8%, to $21.7 million for the nine months ended September 30, 2020, as compared to $19.6 million for the nine months ended September 30, 2019.
•

Gain on loans sold increased by $694,000, to $1.2 million for the nine months ended September 30, 2020, as compared to $491,000 for the nine months ended September 30, 2019, due to increased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	For the Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees
Asset-based revenues	$20,693	$18,763
Financial planning fees and other service fees	993	813
Total wealth management revenues	$21,686	$19,576

The following table presents the changes in Wealth Management Assets under Management:

	For the Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,287,371	$2,759,547
Acquired wealth management assets	338,676	—
Gross client asset inflows	245,670	245,209
Gross client asset outflows	(262,731)	(251,071)
Net market impact	182,078	365,356
Balance at the end of the period	$3,791,064	$3,119,041
Weighted average management fee	0.81%	0.83%

There were no significant changes to the average fee rates and fee structure for the nine months ended September 30, 2020 and 2019.

Noninterest Expense. Total noninterest expense increased by $14.2 million, or 25.0%, to $71.0 million for the nine months ended September 30, 2020, as compared to $56.7 million for the nine months ended September 30, 2019. This increase was primarily driven by increases in salaries and employee benefits expense, merger related expenses, occupancy and equipment expense, and data processing expense as a result of our mergers with Optima in 2019 and Wellesley in 2020 as described below.

•

Salaries and employee benefits expense increased $7.9 million, or 23.1%, primarily as a result of increased staffing related to the mergers with Optima and Wellesley in 2019 and 2020, respectively, additions to support business initiatives, normal merit increases and higher employee benefit costs.

•	Merger expenses increased $1.9 million to $5.8 million from $3.9 million, primarily due to one-time non-operating costs associated with the Wellesley merger.
•	Occupancy and equipment expense increased $1.6 million, or 20.6%, primarily as a result of additional branches and office space as a result of the mergers with Optima and Wellesley.
•	Data processing expense increased $1.1 million, or 23.6%, primarily as a result of the mergers with Optima and Wellesley.

Income Tax Expense. The Company recorded a provision for income taxes of $6.5 million for the nine months ended September 30, 2020, as compared to $6.0 million for the nine months ended September 30, 2019. The effective tax rate was 25.7% for the nine months ended September 30, 2020, as compared to 24.8% for the same period in 2019.

Changes in Financial Condition

Total Assets. Total assets increased $1.1 billion, or 39.6%, from December 31, 2019, inclusive of the Wellesley merger, and were $4.0 billion as of September 30, 2020.

Investment Securities. The Company’s total investment securities portfolio decreased by $6.4 million, or 1.6%, from $398.5 million at December 31, 2019 to $392.1 million at September 30, 2020.

Loans. Total loans increased by $1.1 billion, or 47.5%, from December 31, 2019, inclusive of the Wellesley merger, and were $3.3 billion as of September 30, 2020. The increase in total loans was due to a combination of the merger with Wellesley and organic growth during 2020. See the Organic Loan and Deposit Growth table below for detail.

Inclusive of Wellesley:

•	Residential real estate loans increased by $426.2 million, from $917.6 million at December 31, 2019 to $1.3 billion at September 30, 2020.
•	Commercial real estate loans increased by $303.8 million, from $1.1 billion at December 31, 2019 to $1.4 billion at September 30, 2020.
•	Commercial & industrial loans increased by $294.8 billion from $133.2 million at December 31, 2019 to $428.0 million at September 30, 2020.
•	Loans under the SBA’s PPP amounted to $189.9 million at September 30, 2020. PPP loans are included in Commercial & Industrial loans.

Excluding Wellesley and PPP loans, total loans grew by $29.9 million, or 1.3%, from December 31, 2019.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2020, our investment in bank-owned life insurance was $45.9 million, representing an increase of $8.6 million, or 23.1%, from $37.3 million at December 31, 2019, primarily due to new policies acquired as a result of the Wellesley merger.

Deposits. Inclusive of the Wellesley merger, total deposits grew by $973.1 million, or 41.3%, to $3.3 billion at September 30, 2020, primarily driven by a combination of the impact of the Wellesley merger, organic deposit growth, and funds from the PPP program.

•

Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $838.8 million, or 38.5%, to $3.0 billion at September 30, 2020 from $2.2 billion at December 31, 2019, inclusive of the Wellesley merger.

•	Excluding the impact of the Wellesley merger, organic growth in core deposits was $290.0 million, or 13.3%.

Certificates of deposit totaled $316.5 million at September 30, 2020, an increase of $134.2 million from $182.3 million at December 31, 2019, primarily due to the Wellesley merger. Total brokered certificates of deposit, which are included within certificates of deposit, were $77.8 million and $7.1 million at September 30, 2020 and December 31, 2019, respectively.

Borrowings. At September 30, 2020, borrowings consisted of advances from the Federal Home Loan Bank (“FHLB”) of Boston and the Federal Reserve Bank of Boston (“FRB Boston”). Borrowings were $135.8 million as of September 30, 2020, and remained relatively unchanged from $135.7 million at December 31, 2019.

Shareholders’ Equity. Total shareholders’ equity increased $106.5 million, or 37.2%, to $393.1 million at September 30, 2020, from $286.6 million at December 31, 2019, primarily due to $87.2 million of equity issued as a result of the Wellesley merger, net income of $18.9 million, increases in the value of the Company’s interest rate derivative positions of $5.5 million, and increases in unrealized gains on the available for sale investment portfolio of $4.2 million, partially offset by regular dividend payments of $9.4 million.

The Company’s total shareholders’ equity to total assets ratio was 9.86% as of September 30, 2020, as compared to 10.04% as of December 31, 2019. Book value per share grew by $3.67 to $56.73 as of September 30, 2020, as compared to $53.06 as of December 31, 2019.

The Company’s ratio of tangible common equity to tangible assets decreased to 8.60%, at September 30, 2020, from 8.93% at December 31, 2019, primarily due to the impact of goodwill recorded as a result of the Wellesley merger. Tangible book value per share grew by $2.14 to $48.80 as of September 30, 2020, as compared to $46.66 as of December 31, 2019.

Organic Loan and Deposit Growth (dollars in thousands)

					September 2020 vs December 2019
	September 30, 2020	June 30, 2020	December 31, 2019	Balance Acquired	Organic Growth/(Decline) $	Organic Growth/(Decline) %
Loans
Residential mortgage	$1,343,815	1,351,308	$917,566	$403,855	$22,394	2.4%
Commercial mortgage	1,364,387	1,413,427	1,060,574	290,909	12,904	1.2%
Home equity	108,343	116,067	80,675	36,213	(8,545)	(10.6%)
Commercial & Industrial	428,024	414,243	133,236	138,953	155,835	117.0%
Consumer	39,717	37,839	34,677	103	4,937	14.2%
Total loans	$3,284,286	$3,332,884	$2,226,728	$870,033	$187,525	8.4%
PPP Loans (1)	(189,916)	(189,306)	—	(32,289)	(157,627)	—
Total Loans excluding PPP	$3,094,370	$3,143,578	$2,226,728	$837,744	$29,898	1.3%
Deposits
Demand	$1,011,382	$929,846	$630,593	175,912	$204,877	32.5%
Interest bearing checking	592,113	606,999	450,098	49,944	92,071	20.5%
Money market	436,120	419,537	181,406	250,226	4,488	2.5%
Savings	975,811	960,847	914,499	72,700	(11,388)	(1.2%)
Core deposits	3,015,426	2,917,229	2,176,596	548,782	290,048	13.3%
Certificates of deposit	316,516	358,614	182,282	212,096	(77,862)	(42.7%)
Total deposits	$3,331,942	$3,275,843	$2,358,878	$760,878	$212,186	9.0%

(1)	PPP loans are included within Commercial & Industrial.

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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Operating Net Income / Operating Diluted Earnings Per Share	2020	2020	2019	2020	2019
	(in thousands, except share data)

Net (Loss) Income (a GAAP measure)	$13,429	$(1,716)	$7,676	$18,944	$18,146
Add: Merger and Capital issuance expenses	1,168	4,366	339	5,787	3,880
Add: (Gain) Loss on disposition of investment securities	—	(69)	(2)	(69)	79
Add: Provision established for acquired Wellesley loans	—	8,638	—	8,638	—
Tax effect of non-operating adjustments(1)	(278)	(3,431)	(74)	(3,772)	(873)
Operating Net Income (a non-GAAP measure)	$14,319	$7,788	$7,939	$29,528	$21,232
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(13)	(4)	(59)	(22)	(183)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$14,306	$7,784	$7,880	$29,506	$21,049
Weighted Average Diluted Shares	6,954,324	5,912,889	4,842,965	6,113,828	4,552,092
Operating Diluted Earnings Per Share (a non-GAAP measure)	$2.06	$1.32	$1.63	$4.83	$4.62

(1)

The net tax benefit associated with non-operating items is determined by assessing whether each non-operating item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.

	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$393,073	$383,060	$286,561	$243,345
Less: Goodwill and acquisition related intangibles (GAAP)	(54,980)	(55,070)	(34,544)	(34,635)
Tangible Common Equity (a non-GAAP measure)	338,093	327,990	252,017	208,710
Total assets (GAAP)	3,987,109	4,022,750	2,855,563	2,841,868
Less: Goodwill and acquisition related intangibles (GAAP)	(54,980)	(55,070)	(34,544)	(34,635)
Tangible assets (a non-GAAP measure)	$3,932,129	$3,967,680	$2,821,019	$2,807,233
Tangible Common Equity Ratio (a non-GAAP measure)	8.60%	8.27%	8.93%	7.43%
Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$338,093	$327,990	$252,017	$208,710
Common shares outstanding	6,928,288	6,927,699	5,400,868	4,849,988
Tangible Book Value Per Share (a non-GAAP measure)	$48.80	$47.34	$46.66	$43.03

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

The fair value of securities available for sale totaled $152.1 million and included gross unrealized gains of $3.5 million and gross unrealized losses of $18,000 at September 30, 2020. At December 31, 2019, the fair value of securities available for sale totaled $140.3 million and included gross unrealized gains of $231,000 and gross unrealized losses of $1.0 million.

Securities classified as held to maturity consist of certain U.S. GSE and U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of September 30, 2020 are carried at their amortized cost of $240.0 million. At December 31, 2019, securities held to maturity totaled $258.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$23,771	16%	$37,848	27%
Mortgage-backed securities	125,559	83%	102,482	73%
Corporate debt securities	2,775	1%	—	0%
Total securities available for sale	$152,105	100%	$140,330	100%
Held to maturity securities
U.S. GSE obligations	$—	0%	$5,000	2%
Mortgage-backed securities	132,629	55%	161,759	63%
Corporate debt securities	6,987	3%	6,980	3%
Municipal securities	100,399	42%	84,433	32%
Total securities held to maturity	$240,015	100%	$258,172	100%
Total	$392,120	100%	$398,502	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At September 30, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,995	0.5%	$5,000	2.3%	$8,000	2.6%	$22,995	1.6%
Mortgage-backed securities	—	—	3,511	1.4%	32,906	1.9%	86,482	1.5%	122,899	1.6%
Corporate debt securities	1,001	1.1%	1,740	1.8%	—	—	—	—	2,741	1.6%
Total available for sale securities	$1,001	1.1%	$15,246	0.9%	$37,906	1.9%	$94,482	1.6%	$148,635	1.6%

Held to maturity securities
U.S. GSE obligations	$—	—	$—	—	$—	—	$—	—	$—	—
Mortgage-backed securities	—	—	2	5.6%	50,333	2.7%	82,294	2.2%	132,629	2.4%
Corporate debt securities	—	—	6,987	2.6%	—	—	—	—	6,987	2.6%
Municipal securities	1,885	4.2%	16,828	3.7%	45,277	3.5%	36,409	2.8%	100,399	3.3%
Total held to maturity securities	$1,885	4.2%	$23,817	3.3%	$95,610	3.1%	$118,703	2.4%	$240,015	2.8%
Total	$2,886	3.1%	$39,063	2.4%	$133,516	2.7%	$213,185	2.0%	$388,650	2.3%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.4%	$20,000	1.5%	$5,000	2.3%	$8,000	2.6%	$38,000	1.8%
Mortgage-backed Securities	—	—	37	5.4%	36,393	1.9%	66,679	2.1%	103,109	2.0%
Total available for sale securities	$5,000	1.4%	$20,037	1.5%	$41,393	1.9%	$74,679	2.1%	$141,109	2.0%

Held to maturity securities
U.S. GSE obligations	$5,000	1.6%	$—	—	$—	—	$—	—	$5,000	1.6%
Mortgage-backed Securities	—	—	2	5.6%	48,088	2.7%	113,669	2.6%	161,759	2.6%
Corporate debt securities	—	—	6,980	2.6%	—	—	—	—	6,980	2.6%
Municipal securities	3,270	4.6%	10,606	4.2%	45,201	3.7%	25,356	3.4%	84,433	3.7%
Total held to maturity Securities	$8,270	2.8%	$17,588	3.6%	$93,289	3.2%	$139,025	2.8%	$258,172	3.0%
Total	$13,270	2.3%	$37,625	2.4%	$134,682	2.8%	$213,704	2.5%	$399,281	2.6%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at September 30, 2020 and December 31, 2019.

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

The following table shows the composition of the loan portfolio at the dates indicated:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$549,228	17%	$430,877	19%
Mortgages - adjustable rate	771,978	23%	467,139	21%
Construction	21,326	1%	17,374	1%
Deferred costs net of unearned fees	1,283	0%	2,176	0%
Total residential mortgages	1,343,815	41%	917,566	41%
Commercial mortgage
Mortgages - non-owner occupied	1,047,919	32%	870,047	40%
Mortgages - owner occupied	151,661	5%	114,095	5%
Construction	163,202	5%	76,288	3%
Deferred costs net of unearned fees	1,605	0%	144	0%
Total commercial mortgages	1,364,387	42%	1,060,574	48%
Home equity
Home equity - lines of credit	103,499	3%	73,880	3%
Home equity - term loans	4,611	0%	6,555	1%
Deferred costs net of unearned fees	233	0%	240	0%
Total home equity	108,343	3%	80,675	4%
Commercial & industrial
Commercial & industrial	431,614	13%	133,337	6%
Unearned fees net of deferred costs	(3,590)	0%	(101)	0%
Total commercial & industrial	428,024	13%	133,236	6%
Consumer
Secured	37,990	1%	33,453	1%
Unsecured	1,707	0%	1,199	0%
Unearned fees net of deferred costs	20	0%	25	0%
Total consumer	39,717	1%	34,677	1%
Total loans	$3,284,286	100%	$2,226,728	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $1.3 billion at September 30, 2020, representing an increase of $426.2 million, or 46.5%, from $917.6 million at December 31, 2019, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 41% of total loans at September 30, 2020 and December 31, 2019.

The average loan balance outstanding in the residential portfolio was $496,000 and the largest individual residential mortgage loan outstanding was $7.0 million as of September 30, 2020. At September 30, 2020, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable rate residential mortgage loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans”. The Bank generally originates both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $510,400 in 2020 from $484,350, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $167.5 million at September 30, 2020 and $159.6 million at December 31, 2019.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Originations for retention in portfolio	$401,808	$133,213
Originations for sale to the secondary market	58,878	10,624
Total	$460,686	$143,837

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Loans sold with servicing rights retained	$35,802	$41,956
Loans sold with servicing rights released	18,024	3,557
Total	$53,826	$45,513

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.3 million as of September 30, 2020 and December 31, 2019.

Commercial Mortgage.  CRE loans were $1.4 billion as of September 30, 2020, an increase of $303.8 million, or 28.6%, from $1.1 billion at December 31, 2019. The CRE loans portfolio represented 42% and 48% of total loans at September 30, 2020 and December 31, 2019, respectively. The average loan balance outstanding in this portfolio was $1.5 million, and the largest individual CRE outstanding was $27.0 million as of September 30, 2020. At September 30, 2020, this commercial mortgage was performing in accordance with its original terms.

CRE loans are secured by a variety of property types, with approximately 88.6% of the total at September 30, 2020 composed of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, and industrial and warehouse properties.

Generally, our CRE loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long-term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Generally, our commercial construction loans are speculative in nature, with loan proceeds used to acquire and develop real estate property for sale or rental. Loans are provided for terms up to 36 months during the construction phase, with loan-to-values that generally do not exceed 75% on both an “as is” and ”as complete and stabilized” basis.  Construction projects are primarily for the development of residential property types, inclusive of one-to-four family and multifamily properties.

Home Equity.  The home equity portfolio totaled $108.3 million and $80.7 million at September 30, 2020 and December 31, 2019, respectively. The home equity portfolio represented 3% and 4% of total loans at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the largest home equity line of credit was $3.5 million and had an outstanding balance of $3.2 million. At September 30, 2020, this line of credit was performing in accordance with its original terms.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential and one-to-four family investment properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit, which generally have a term between 15 and 20 years, with draws available for the first 10 years. Our 15-year lines of credit are interest only during the first 10 years and amortize on a five-year basis thereafter. Our 20-year lines of credit are interest only during the first 10 years and amortize on a 10-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1.0 million generally will not exceed combined loan-to-value of 75%. Rates are adjusted monthly based on changes in a designated market index. We also offer home equity term loans, which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed rate second mortgage loans, which generally have a term between five and 20 years.

Commercial & Industrial (C&I).  The C&I portfolio totaled $428.0 million and $133.2 million at September 30, 2020 and December 31, 2019, respectively. The C&I portfolio represented 13% and 6% of total loans at September 30, 2020 and December 31, 2019, respectively. The average loan balance outstanding in this portfolio was $298,000 and the largest individual C&I loan outstanding was $9.2 million as of September 30, 2020. At September 30, 2020, this loan was performing in accordance with its original terms.

Loans under the SBA’s PPP program totaled $189.9 million at September 30, 2020 and are included in the C&I portfolio.

The Company’s Innovation Banking, solar, and asset-based loans are reported within the C&I portfolio.

•

At September 30, 2020, Innovation Banking loans totaled $29.0 million and the average loan balance outstanding in this portfolio was $1.1 million.  The largest individual loan outstanding was $6.9 million, and this loan was performing in accordance with its original terms.

•

At September 30, 2020, asset-based loans totaled $28.7 million and the average loan balance outstanding in this portfolio was $2.1 million. The largest individual loan outstanding was $8.5 million, and this loan was performing in accordance with its original terms.

•

At September 30, 2020, commercial solar loans totaled $83.2 million and the average loan balance outstanding in this portfolio was $2.9 million. The largest individual loan outstanding was $9.2 million, and this loan was performing in accordance with its original terms.

The Company’s C&I loan customers represent various small- and middle-market established businesses involved in professional services, accommodation and food services, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses, as well as commercial solar projects.  The regional economic strength or weakness impacts the relative risks in this loan category. There is no significant concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Consumer Loans.  The consumer loan portfolio totaled $39.7 million at September 30, 2020, an increase of $5.0 million, or 14.4%, from $34.7 million at December 31, 2019.   Consumer loans represented 1% of the total loan portfolio at September 30, 2020 and December 31, 2019.  Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at September 30, 2020. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2020
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$5,797	$14,014	$1,324,004	$1,343,815
Commercial mortgage	149,082	313,918	901,387	1,364,387
Home equity	511	4,206	103,626	108,343
Commercial & Industrial	44,032	278,317	105,675	428,024
Consumer	39,494	77	146	39,717
Total	$238,916	$610,532	$2,434,838	$3,284,286

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at September 30, 2020. Floating rate loans are tied to a market index while adjustable rate loans are adjusted based on the contractual terms of the loan.

	September 30, 2020
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$554,577	$782,724	$6,514	$1,343,815
Commercial mortgage	426,202	417,186	520,999	1,364,387
Home equity	5,256	4,717	98,370	108,343
Commercial & Industrial	241,934	15,927	170,163	428,024
Consumer	432	529	38,756	39,717
Total	$1,228,401	$1,221,083	$834,802	$3,284,286

Non-performing Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of non-performing assets is as follows:

	September 30,	December 31,
	2020	2019
	(dollars in thousands)
Non-accrual loans	$7,717	$4,160
Loans past due > 90 days, but still accruing	660	1,264
Troubled debt restructurings	812	227
Total nonperforming loans	$9,189	$5,651
Accruing troubled debt restructured loans	$—	$—
Nonperforming loans as a percentage of total loans	0.28%	0.25%
Nonperforming loans as a percentage of total assets	0.23%	0.20%

Total non-performing loans increased $3.5 million  at September 30, 2020 as compared to December 31, 2019, primarily due to an increase of loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2020 and December 31, 2019, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and CRE loan portfolios. This independent review was performed in each of the past five years.

Non-accrual Loans.  Loans are typically placed on non-accrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by management.

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

We also perform a qualitative assessment beyond model estimates and apply qualitative adjustments as management deems necessary. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, we revert to historical information over a period for which comparable data is available. The historical information either experienced by the Company or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, we reassess the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

See additional discussion regarding the allowance for loan losses, in Item 7 under the caption “Critical Accounting Policies” of the 2019 Form 10-K  and in Note 8 to the Unaudited Consolidated Financial Statements.

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	Nine Months ended September 30,	Year ended December 31,
	2020	2019
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$3,284,286	$2,226,728
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,741,140	$1,969,696
Balance of allowance for credit losses at the beginning of year – loans	$18,180	$16,768
Loans charged-off:
Commercial and industrial	(387)	(338)
Commercial mortgage	(264)	(1,270)
Residential mortgage	—	—
Home Equity	—	—
Consumer	(33)	(48)
Total loans charged-off	$(684)	$(1,656)
Recovery of loans previously charged-off:
Commercial and industrial	57	53
Commercial mortgage	—	—
Residential mortgage	—	—
Home Equity	—	—
Consumer	14	11
Total recoveries of loans previously charged-off:	71	64
Net loan (charge-offs) recoveries	$(613)	$(1,592)
Adoption of accounting standard – loans	205	—
Provision for credit losses - acquired loans	8,282	—
Initial allowance for PCD	437	—
Provision for credit losses – loans	9,429	3,004
Balance at end of period	$35,920	$18,180
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.02)%	(0.08)%
Ratio of allowance for credit losses to loans Outstanding	1.09%	0.82%

The allowance for credit losses to loans outstanding excluding PPP loans was 1.16% at September 30, 2020.

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

The following table set forth the balances of the Bank’s deposits for the periods indicated:

	September 30,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,011,382	30.3%	$630,593	26.7%
Interest bearing checking	592,113	17.8%	450,098	19.1%
Money market	436,120	13.1%	181,406	7.7%
Savings	975,811	29.3%	914,499	38.8%
Retail certificates of deposit under $100,000	162,176	4.9%	56,602	2.4%
Retail certificates of deposit of $100,000 or greater	76,515	2.3%	118,596	5.0%
Wholesale certificates of deposit	77,825	2.3%	7,084	0.3%
Total	$3,331,942	100.0%	$2,358,878	100.0%

At September 30, 2020, the Company had a total of $238.7 million in certificates of deposit, excluding brokered deposits, of which $191.0 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of September 30, 2020, we had a total of $77.8 million of brokered deposits and $7.1 million of brokered deposits at December 31, 2019.

Borrowings.  Total borrowings were $135.8 million and $135.7 million at September 30, 2020 and December 31, 2019, respectively. The Company’s borrowings consisted of advances from the FHLB of Boston and from the FRB Boston’s discount window and Paycheck Protection Program Liquidity Facility (“PPPLF”). FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. FRB Boston advances are collateralized by pledged commercial loans, pledged PPP loans, and pledged investment securities. The Company is required to pay down PPPLF borrowings when PPP loans pledged for these borrowings are paid down either by the borrower or the SBA.

The Company’s borrowings with the FHLB of Boston totaled $50.4 million at September 30, 2020 and $135.7 million at December 31, 2019, respectively. The Company’s remaining borrowing capacity at the FHLB of Boston at September 30, 2020 was approximately $639.1 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston.

The Company’s borrowings with FRB Boston totaled $85.4 million at September 30, 2020.  There were no borrowings outstanding with the FRB Boston at December 31, 2019. The Company’s remaining borrowing capacity at the FRB Boston at September 30, 2020 was approximately $587.5 million.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,288,304	$34,468	4.17%	$2,660,482	$28,130	4.25%	$2,103,892	$23,280	4.39%
Tax-exempt	18,940	307	6.45	21,004	267	5.11	19,441	218	4.45
Securities available for sale (3)
Taxable	129,957	524	1.60	115,875	557	1.93	149,045	704	1.87
Securities held to maturity
Taxable	147,771	880	2.37	158,431	964	2.45	204,279	1,274	2.47
Tax-exempt	90,698	799	3.50	84,885	760	3.60	74,246	713	3.81
Cash and cash equivalents	67,056	8	0.05	45,437	16	0.14	57,937	219	1.50
Total interest-earning assets (4)	3,742,726	36,986	3.93%	3,086,114	30,694	4.00%	2,608,840	26,408	4.02%
Non interest-earning assets	281,910			233,240			184,151
Allowance for credit losses	(33,872)			(23,272)			(17,392)
Total assets	$3,990,764			$3,296,082			$2,775,599
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$577,294	$164	0.11%	$541,482	$209	0.16%	$422,395	$117	0.11%
Savings accounts	963,253	565	0.23	915,835	462	0.20	873,853	2,591	1.18
Money market accounts	435,417	245	0.22	270,951	140	0.21	209,922	743	1.40
Certificates of deposit	333,366	380	0.45	230,798	585	1.02	243,892	1,158	1.88
Total interest-bearing deposits	2,309,330	1,354	0.23	1,959,066	1,396	0.29	1,750,062	4,609	1.04
Subordinated debt	9,936	189	7.57	3,266	64	7.88	-	-	-
Other borrowed funds	177,423	376	0.84	138,052	282	0.82	115,809	676	2.32
Total interest-bearing liabilities	2,496,689	1,919	0.31%	2,100,384	1,742	0.33%	1,865,871	5,285	1.12%
Non-interest-bearing liabilities
Demand deposits	986,590			770,202			596,646
Other liabilities	119,762			97,431			73,293
Total liabilities	3,603,041			2,968,017			2,535,810
Shareholders’ equity	387,723			328,065			239,789
Total liabilities & shareholders’ equity	$3,990,764			$3,296,082			$2,775,599
Net interest income on a fully taxable equivalent basis		35,067			28,952			21,123
Less taxable equivalent adjustment		(232)			(215)			(196)
Net interest income		$34,835			$28,737			$20,927
Net interest spread (5)			3.63%			3.67%			2.89%
Net interest margin (6)			3.73%			3.77%			3.21%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance is excluded from interest-earning assets and associated dividend income is excluded from interest income.
(5)

Net interest spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2020, and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2020.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,719,965	$85,936	4.22%	$1,868,256	$60,919	4.36%
Tax-exempt	21,175	825	5.20	14,619	487	4.45
Securities available for sale (3)
Taxable	126,433	1,742	1.84	156,414	2,164	1.85
Securities held to maturity
Taxable	158,506	2,906	2.45	210,747	3,910	2.48
Tax-exempt	86,275	2,313	3.58	74,508	2,163	3.88
Cash and cash equivalents	57,472	163	0.38	48,750	556	1.52
Total interest-earning assets (4)	3,169,826	93,885	3.96%	2,373,294	70,199	3.95%
Non interest-earning assets	236,346			153,760
Allowance for loan losses	(25,221)			(16,999)
Total assets	$3,380,951			$2,510,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$525,511	$532	0.14%	$413,773	$319	0.10%
Savings accounts	922,835	2,797	0.40	797,187	6,288	1.05
Money market accounts	300,300	834	0.37	180,729	1,803	1.33
Certificates of deposit	250,796	1,716	0.91	226,908	3,079	1.81
Total interest-bearing deposits	1,999,442	5,879	0.39%	1,618,597	11,489	0.95%
Subordinated debt	4,421	253	7.64	—	—	—
Other borrowed funds	147,730	1,223	1.11	73,686	1,347	2.44
Total interest-bearing liabilities	2,151,593	7,355	0.46%	1,692,283	12,836	1.01%
Non-interest-bearing liabilities
Demand deposits	793,934			541,110
Other liabilities	99,168			66,141
Total liabilities	3,044,695			2,299,534
Shareholders’ equity	336,256			210,521
Total liabilities & shareholders’ equity	$3,380,951			$2,510,055
Net interest income on a fully taxable equivalent basis		86,530			57,363
Less taxable equivalent adjustment		(659)			(556)
Net interest income		$85,871			$56,807
Net interest spread (5)			3.50%			2.94%
Net interest margin (6)			3.65%			3.23%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance is excluded from interest-earning assets and associated dividend income is excluded from interest income.
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

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared with			Compared with
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$12,410	$(1,222)	$11,188	$27,020	$(2,003)	$25,017
Tax-exempt	(6)	95	89	246	92	338
Securities available for sale
Taxable	(85)	(95)	(180)	(411)	(11)	(422)
Securities held to maturity
Taxable	(342)	(52)	(394)	(955)	(49)	(1,004)
Tax-exempt	147	(61)	86	326	(176)	150
Cash and cash equivalents	30	(241)	(211)	85	(478)	(393)
Total interest income	$12,154	$(1,576)	$10,578	$26,311	$(2,625)	$23,686
Interest expense
Deposits
Checking accounts	$44	$3	$47	$99	$114	$213
Savings accounts	240	(2,266)	(2,026)	869	(4,360)	(3,491)
Money market accounts	419	(917)	(498)	783	(1,752)	(969)
Certificates of deposit	318	(1,096)	(778)	297	(1,660)	(1,363)
Total interest-bearing deposits	1,021	(4,276)	(3,255)	2,048	(7,658)	(5,610)
Subordinated debt	189	—	189	253	—	253
Other borrowed funds	254	(554)	(300)	875	(999)	(124)
Total interest expense	$1,464	$(4,830)	$(3,366)	$3,176	$(8,657)	$(5,481)
Change in net interest income	$10,690	$3,254	$13,944	$23,135	$6,032	$29,167

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

As of September 30, 2020:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+400	2.0
+300	1.0
+200	(0.2)
+100	0
–100	(2.1)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.
As of September 30, 2020:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(1.3)
–100	0.1

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

The Bank’s economic value of equity analysis as of September 30, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 11.6% decrease in the economic value of equity for the next 12 months, and a 9.3% increase in the economic value of equity for the next 24 months.

Also as of September 30, 2020, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 6.8% increase in the economic value of equity over the next 12 months, and a 10.7% increase in the economic value of equity for the next 24 months. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of September 30, 2020. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB Boston, and purchasing wholesale certificates of deposit as its secondary sources. At September 30, 2020, the Company had access to funds totaling $1.6 billion.

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

Capital Adequacy.  Total shareholders’ equity was $393.1 million at September 30, 2020, as compared to $286.6 million at December 31, 2019, primarily due to the Wellesley merger, increase in earnings, increases in the value of the Company’s interest rate derivative positions, and increases in unrealized gains of the available for sale investment portfolio. The ratio of total equity to total assets amounted to 9.86% at September 30, 2020 and 10.04% at December 31, 2019. Book value per share at September 30, 2020 and December 31, 2019 amounted to $56.73 and $53.06, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2020, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 15 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The outbreak of COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 60 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). We have instituted payment deferral programs to aid existing borrowers with payment forbearance. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We have many employees working remotely and may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers and business partners.

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

These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect our operations. In addition, other countries as well as the United States are currently experiencing a resurgence of the COVID-19 virus and if the rate of infections continues to rise, these factors will be exacerbated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2020:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
July 1 to July 31, 2020	107	$55.45
August 1 to August 31, 2020	173	$57.54
September 1 to September 30, 2020	153	$48.35
Total	433
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

The Company does not currently have a stock repurchase program or plan in place.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

November 6, 2020	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

November 6, 2020
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)