Form 10-K
period 2020-12-31
CAMBRIDGE BANCORP
filed 2021-03-15
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act  (15 U.S.C. 726.2(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $378.5 million. The number of shares of Registrant’s Common Stock outstanding as of March 12, 2021 was 6,960,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 17, 2021, are incorporated by reference into Part III of this Report.

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
•

the inability to realize expected cost savings or implement integration plans and other adverse consequences associated with the mergers with Optima Bank & Trust Company (“Optima”) and Wellesley Bancorp, Inc. (“Wellesley”);

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

Item 1. Business.

The Company

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol CATC. Prior to this date, the Company’s shares traded on the over-the-counter market. As of December 31, 2020, the Company had total assets of approximately $3.9 billion. Currently, the Bank operates 21 private banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Private Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of December 31, 2020, the Company had Assets under Management and Administration of approximately $4.2 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined security and fund election, the Company’s in-house investment team targets long-term capital growth while seeking to minimize downside risk. Our internally developed, research-driven process is managed by our skilled team of portfolio managers and analysts. We build portfolios consisting of our best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

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

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from its wealth management services. The results of operations are affected by the level of income and fees from loans, costs of deposits, and borrowings, as well as operating expenses, the provision for credit losses, the impact of federal and state income taxes, the relative levels of interest rates, and local and national economic activity.

Through the Bank, the Company focuses on wealth management, the commercial banking business and private banking for clients, including residential lending and relationship banking. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender. However, in recent years the Company has diversified commercial operations within the areas of commercial and industrial lending to include Renewable Energy, Innovation Banking, which specializes in working with primarily New England-based entrepreneurs, and asset-based lending that helps companies throughout New England and New York grow by borrowing against existing assets. Through its renewable energy lending efforts, the Company provides financing for developers and operators of commercial and utility scale renewable energy projects. Financing is provided for the construction and permanent financing of new projects, the acquisition of completed projects, or the refinancing of existing operating projects. Target clients include experienced developer/operators who have built or managed other renewable energy facilities. The Innovation Banking Group has a narrow client focus for lending and provides a local banking option for life science, technology and entrepreneurial companies within our market area. Relationship banking focuses on providing exceptional service to clients and in deepening relationships.

Cambridge Trust Company

The Bank offers a full range of commercial and consumer banking services through its network of 21 private banking offices in Eastern Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for the maximum amount permitted by FDIC regulations.

Investment management and trust services are offered through our two wealth management offices located in Massachusetts and three wealth management offices located in New Hampshire. The Bank also utilizes its subsidiary and non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., to provide specialized wealth management services in New Hampshire. The assets held for wealth management customers are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets.

The Bank is active in the communities we serve. The Bank makes contributions to various non-profits and local organizations, investments in community development lending, and investments in low-income housing all, of which strive to improve the communities that our employees and customers call home.

Merger with Wellesley Bancorp, Inc.

On June 1, 2020, the Company completed its merger with Wellesley (“the Wellesley Merger”), adding 6 banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger with Wellesley, each outstanding share of Wellesley common stock was converted into 0.580 shares of the Company’s common stock. As a result of the merger, former Wellesley shareholders received an aggregate of 1,502,814 shares of the Company’s common stock.  The total consideration paid amounted to $88.8 million, based on the closing price of $58.00 of the Company’s common stock, the value of Wellesley’s exercisable options, and cash paid for fractional shares on May 31, 2020.

The Company accounted for the Wellesley Merger using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, the Company recorded merger expenses of approximately $6.4 million for the year ended December 31, 2020. The Company recorded total assets of $985.6 million, assumed total liabilities of $917.6 million, and recorded an additional $20.7 million in goodwill. Additionally, the Company recorded $8.6 million in provision for credit losses to reflect the impact of CECL merger accounting on June 1, 2020. See Note 4 – Mergers.

Merger with Optima Bank & Trust Company

The Company completed its merger with Optima on April 17, 2019. Under the terms of the Agreement and Plan of Merger with Optima, each outstanding share of Optima common stock was converted into $32.00 in cash or 0.3468 shares of the Company’s common stock, with the transaction structured as 95 percent common stock and 5 percent cash.  As a result of the merger, former Optima shareholders received an aggregate of approximately 722,746 shares of the Company’s common stock and an aggregate of approximately $3.5 million in cash. The total consideration paid amounted to $64.3 million.

The Company accounted for the merger using the acquisition method and recorded total assets of $555.7 million, assumed total liabilities of $491.4 million, and recorded an additional $30.8 million in goodwill. Additionally, the Company recorded merger expenses of $3.9 million for the year ended December 31, 2019.

Market Area

The Company operates in Eastern Massachusetts and Southern New Hampshire. Our primary lending market includes Middlesex and Norfolk counties in Massachusetts and Rockingham and Hillsborough counties in New Hampshire. We benefit from the presence of numerous institutions of higher learning, medical care and research centers, a vibrant innovation economy in life sciences and technology, and the corporate headquarters of several significant financial service companies within the Boston area. Eastern Massachusetts also has many high-technology companies employing personnel with specialized skills. These factors affect the demand for wealth management services, residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses, and other commercial properties.

Our lending area is primarily an urban market area with a substantial number of one-to-four-unit residential properties, some of which are non-owner occupied, as well as apartment buildings, condominiums, office buildings, and retail space. As a result, our loan portfolio contains a significantly greater number of multi-family and commercial real estate loans compared to institutions that operate in non-urban markets.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). The United States Census Bureau estimates that as of April 2020, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, education, manufacturing, and wholesale/retail trade, to finance, technology, and medical care. According to the United States Department of Labor, in December 2020, the Boston-Cambridge-Nashua, Massachusetts/New Hampshire MSA had an unemployment rate of 6.9% compared to the national unemployment rate of 6.5%.

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

Some of the Company’s non-banking competitors have fewer regulatory constraints and may have lower cost structures. In addition, some of the Company’s competitors have assets, capital, and lending limits greater than that of the Company, greater access to capital markets, and offer a broader range of products and services than the Company. These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer. Some of these institutions offer services, such as international banking, which the Company does not directly offer.

Various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter or expand their presence in the market areas in which the Company currently operates. With the addition of new banking presences within our market, the Company expects increased competition for loans, deposits, and other financial products and services.

The Bank is a private bank, stressing the holistic client relationship, and relies upon local promotional activities, personal relationships established by officers, directors, and employees with their clients, and specialized services tailored to meet the needs of the communities served. While the Bank’s position varies by market, management believes that it can compete effectively as a result of local market knowledge, local decision making, and awareness of client needs.

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

The primary goals of bank regulation are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the Commonwealth of Massachusetts have created largely autonomous regulatory agencies that oversee and have enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for the entities’ respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the shareholders and creditors. The following summarizes the significant laws, rules, and regulations governing banks and bank holding companies, including the Company and the Bank, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing bank holding companies and banks or the Company or the Bank. The descriptions are qualified in their entirety by reference to the specific statutes, regulations, and policies discussed. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our businesses, operations, and prospects. The Company is unable to predict the nature or extent of the effects that economic controls or new federal or state legislation may have on our business and earnings in the future.

In addition to the summary below, as a result of the COVID-19 pandemic, the U.S. bank regulators issued several letters and other guidance to bank holding companies and banks regarding expectations for supporting the community and certain related temporary regulatory changes or accommodations, including, for example, temporary relief for banks that may exceed certain regulatory asset thresholds due in large part to their participation in government programs established in response to the COVID-19 pandemic. The Company continues to monitor guidance and developments related to COVID-19.

Regulatory Agencies

The Company is a legal entity separate and distinct from its first-tier bank subsidiary, the Bank, and its second-tier subsidiaries, Cambridge Trust Company of New Hampshire, Inc., a New Hampshire state-chartered non-depository trust company, and CTC Security Corporation and CTC Security Corporation III, which are used to invest the Bank’s deposits and borrowed funds in investment securities. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHC Act”), Massachusetts laws applying to bank holding companies and Massachusetts corporations more generally. The Company is subject to inspection, examination, and supervision by the Federal Reserve and the MA DOB.

As a Massachusetts state-chartered insured depository institution, the Bank is subject to supervision, periodic examination, and regulation by the MA DOB as its chartering authority, and by the FDIC as its primary federal regulator. The prior approval of the MA DOB and the FDIC is required, among other things, for the Bank to establish or relocate any additional branch offices, assume deposits, or engage in any merger, consolidation, purchase, or sale of all or substantially all the assets of any insured depository institution.

Cambridge Trust Company of New Hampshire, Inc. is subject to supervision, periodic examination, and regulation by The State of New Hampshire Banking Department.

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

Mergers & Acquisitions

The BHC Act, the Bank Merger Act, the laws of the Commonwealth of Massachusetts applicable to financial institutions, and other federal and state statutes regulate acquisitions of banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions. See — Capital Adequacy and Prompt Corrective Action and Safety and Soundness.

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

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under applicable Massachusetts law, the Bank’s board may declare from net profits cash dividends annually, semi-annually, or quarterly, but not more frequently, and noncash dividends at any time, although no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. The MA DOB Commissioner’s approval is required in order to authorize the payment of a dividend, if the total dividends declared in a calendar year exceed that year’s net profits combined with retained net profits for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

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

The Capital Rules: (i) include “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for allowance for credit losses, in each case, subject to the Capital Rules’ specific requirements.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In November 2017, the Federal Reserve finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions could implement the provisions of the simplification rule beginning on January 1, 2020 and were required to implement them by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 ceased to apply to an institution in the quarter in which it adopted the simplification rule.

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

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC adopted a final rule that is intended to further simply the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of a certain size (greater than 8.5 percent through 2021 and 9 percent thereafter), we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. The Bank has not elected to adopt this framework.

The Company and the Bank are in compliance with the currently applicable capital requirements.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take “prompt corrective action” should a depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions, or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. For example, “well-capitalized” institutions are permitted to accept brokered deposits, but banks that are not well-capitalized are generally restricted or prohibited from accepting such deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

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

The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Consumer Financial Protection

The Company and the Bank are subject to a number of federal and state consumer protection laws that govern their relationship with customers. These laws include the Consumer Financial Protection Act of 2010, Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Servicemembers Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive, and abusive practices, restrict the Bank’s ability to raise interest rates, and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution, and attorneys’ fees.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The applicable federal banking agencies regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. The Bank received a “Satisfactory” rating during its last examination in July 2020.

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

Office of Foreign Assets Control (“OFAC”) Regulation

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the United States. OFAC publishes lists of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country specific. These are typically known as the OFAC rules based on their administration by the OFAC. The OFAC-administered sanctions targeting countries take many different forms. Generally, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Available Information

The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Internet website is https://www.cambridgetrust.com. You can obtain on our website, free of charge, a copy of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Human Capital

As of December 31, 2020, the Company had 372 full-time and 11 part-time employees. At any given time, less than 1% of our employees are temporary. The Company’s employees are not represented by any collective bargaining unit.

The Company is committed to recruiting, developing and promoting a diverse workforce to meet the current and future demands of our business. In 2019, we instituted a policy which requires that all searches for positions Vice President and above include least one racially or ethnically diverse and one female candidate. All of our positions are listed on multiple job boards specifically targeted towards women, minorities, veterans, and people with disabilities.

As of December 31, 2020, our overall workforce was 54.8% female and 21.3% racially or ethnically diverse. Of those employees with position titles of Vice President and above, 42% were female and 12.5% were racially or ethnically diverse.

To ensure we provide a rich experience for our employees, we measure organizational culture and engagement by periodically engaging independent third parties to conduct cultural assessments and employee engagement surveys. Our employee driven Engagement Committee and Culture Task Force focus on monitoring and making continuous improvements to our work environment and employee engagement.

The Company encourages employees to contribute their personal best while respecting the balance between work and personal life. To empower employees to reach their potential, we provide training and development programs including traditional classroom training and coaching and experiential learning through Company-wide initiative beyond the scope of their everyday responsibilities. We also provide access to virtual and self-directed online courses in topics ranging from compliance to management skills through our BAI Learning system. To identify and develop our next generation of leaders, we have a robust talent and succession planning process and specialized programs to support the development of our talent pipeline at different levels. The Company believes that its employee relations are good.

Item 1A. Risk Factors.

Risks Related to our Business and Industry

The COVID-19 pandemic is adversely impacting us and our customers, counterparties, employees, and third-party service providers. Further, the COVID-19 pandemic could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

The outbreak of COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 70 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). We have instituted payment deferral programs to aid existing borrowers with payment forbearance. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences. We have many employees working remotely and may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, and business partners.

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

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience customer attrition due to competitor pricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, then net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable-rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

The Bank originates commercial and industrial loans, commercial real estate loans, consumer loans, and residential mortgage loans primarily within our market area. Our lending strategy focuses on residential real estate lending, as well as servicing commercial customers, including increased emphasis on commercial and industrial lending, and commercial deposit relationships. Commercial and industrial loans, commercial real estate loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial and industrial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial and Industrial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.
•	Consumer Loans. Consumer loans are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, then our earnings will decrease.

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Bank therefore may experience significant credit losses, which could have a material adverse effect on our operating results. Material additions to our allowance for credit losses would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. The Bank makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience, and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for credit losses. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

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

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  One liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs. In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  To manage this risk, the Company has the ability to purchase brokered certificates of deposit, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.

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

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, epidemics / pandemics, such as COVID-19, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

The Company owns common stock of the Federal Home Loan Bank of Boston (“FHLB of Boston”) in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $5.7 million as of December 31, 2020. There are 11 branches of the FHLB, including Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects on the FHLB of Boston could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

Risks Related to an Investment in the Company’s Securities

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

Future issuance of our common stock may have a dilutive effect and may reduce the voting power and relative percentage interests of current common stockholders in our earnings and market value, and there may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s stock.

Future issuances of shares of our common stock, including for acquisitions, may have a dilutive effect and may reduce the voting power and relative percentage interests of current common stockholders in our earnings and market value. Additionally, the Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants shares of common stock to employees and directors under the Company’s incentive plan each year. The issuance of any additional shares of the Company’s common stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to shareholders of the Company’s common stock. Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series. Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing, or nature of its future offerings. Thus, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

Risks Related to Legal, Governmental and Regulatory Changes

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

Federal and state regulatory agencies periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. In the event that the FDIC concludes that, among other things, our financial condition cannot be corrected or that there is an imminent risk of loss to our depositors, it may terminate our deposit insurance. The Consumer Financial Protection Bureau (“CFPB”) also has authority to take enforcement actions, including cease-and desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

If we are unable to comply with future regulatory directives, or with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, prompt corrective actions, memoranda of understanding, and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. The Company could also be required to raise additional capital or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility, and overall financial condition.

The Company may be subject to more stringent capital requirements.

The Bank and the Company are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each of the Bank and the Company must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, then our financial condition would be materially and adversely affected. Any changes to regulatory capital requirements could adversely affect our ability to pay dividends or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The U.S. bank regulators issued a Statement on LIBOR Transition on November 30, 2020 encouraging banks to transition away from U.S. Dollar (USD) LIBOR as soon as practicable and in any event by December 31, 2021 for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023. At this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on or overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

Accounting standards periodically change and the application of our accounting policies and methods may require management to make estimates about matters that are uncertain.

The regulatory bodies that establish accounting standards, including, among others, the FASB, and the SEC, periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. The effect of such revised or new standards on our financial statements can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

In addition, management must exercise judgment in appropriately applying many of our accounting policies and methods so they comply with generally accepted accounting principles. In some cases, management may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our financial condition and results of operations and may require management to make difficult, subjective, or complex judgments about matters that are uncertain.

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

Like many banks and other financial services organizations in our industry, we are from time to time involved in various legal proceedings and subject to claims and other actions related to our business activities brought by customers, employees, and others. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business. Future court decisions, alternative dispute resolution awards, matters arising due to business expansion, or legislative activity may increase our exposure to litigation and regulatory investigations.  In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all. Legal proceedings to which we are subject or may become subject may have a material adverse impact on our financial position and results of operations.

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

Risks Related to Cybersecurity and Data Privacy

A breach of information security, including cyber-attacks, could disrupt our business and impact our earnings.

The Company depends upon data processing, communication, and information exchange on a variety of computing platforms and networks and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures. During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, none of which has been material to the Company to date, and we may be unable to protect sensitive data and the integrity of our systems. If information security is breached or difficulties or failures occur, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us, reputational harm, or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Risks Related to Acquisitions

The risks presented by acquisitions, such as the acquisition of Optima and the Wellesley Merger, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisition such as the acquisition of Optima and the Wellesley merger.  Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks may include, among other things:

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

The integration of the Company and Wellesley will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the Wellesley merger will depend in part on whether the operations of Wellesley can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges in consolidating its functions with those of Wellesley, and integrating the organizations, procedures, and operations of the two businesses. The integration of the Company and Wellesley will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of the Company and Wellesley could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the existing relationships of Wellesley to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition, or prospects of the Company and/or the Bank after the transaction.

General Risks

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

Widespread health emergencies, such as the recent coronavirus outbreak, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company conducts its business through 21 private banking offices, including its main banking office and headquarters in Cambridge, Massachusetts. The Company also has operations centers in Burlington and Wellesley, Massachusetts, and Portsmouth, New Hampshire, five wealth management offices, and two off-site ATMs.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol “CATC”. Prior to this date, the Company’s shares traded on the over-the-counter market.

As of February 28, 2021, there were 6,940,649 shares of the Company’s common stock outstanding held by 559 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2020 was $69.75. The Company declared cash dividends of $2.12 and $2.04 per share in 2020 and 2019, respectively.

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

Stock Performance Graph

The following compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the KBW NASDAQ Index and the SNL U.S. Bank and Thrift Index from December 31, 2015 to December 31, 2020. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2015. The total return assumes reinvestment of dividends.

Source:  S&P Global Market Intelligence © 2021

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchase of Equity Securities

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2020:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
October 1 to October 31, 2020	—	$—
November 1 to November 30, 2020	172	$69.74
December 1 to December 31, 2020	—	$—
Total	172

(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period equity award vestings.

On March 15, 2021, the Company's board of directors authorized a stock repurchase program to acquire from time to time up to 5.0% shares of the Company’s common stock through March 15, 2022, provided that the aggregate purchase price does not exceed $26.0 million.  The timing and amount of any shares of the Company’s common stock repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020.

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

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Operating Data
Interest Income	$129,378	$96,339	$69,055	$61,191	$57,028
Interest Expense	9,145	17,643	5,467	3,587	3,355
Net Interest and Dividend Income	120,233	78,696	63,588	57,604	53,673
Provision for Credit Losses	18,310	3,004	1,502	362	132
Noninterest Income	39,525	36,401	32,989	30,224	28,661
Noninterest Expense	98,085	78,175	63,987	59,292	56,750
Income Before Taxes	43,363	33,918	31,088	28,174	25,452
Income Taxes	11,404	8,661	7,207	13,358	8,556
Net Income (a GAAP Measure)	$31,959	$25,257	$23,881	$14,816	$16,896

Operating Net Income (a non-GAAP measure)*	$43,870	$29,156	$24,024	$18,687	16,896
Average shares outstanding, basic	6,289,481	4,629,255	4,061,529	4,030,530	3,990,343
Average shares outstanding, diluted	6,344,409	4,661,720	4,098,633	4,065,754	4,028,944
Total shares outstanding	6,926,728	5,400,868	4,107,051	4,082,188	4,036,879
Basic Earnings Per Share	$5.07	$5.41	$5.82	$3.64	$4.19
Diluted Earnings Per Share	$5.03	$5.37	$5.77	$3.61	$4.15
Operating Diluted Earnings Per Share (a non-GAAP measure)*	$6.90	$6.20	$5.80	$4.56	$4.15
Dividends Declared Per Share	$2.12	$2.04	$1.96	$1.86	$1.84
Dividend payout ratio (1)	42%	38%	34%	51%	44%

Financial Condition Data
Total Assets	$3,949,297	$2,855,563	$2,101,384	$1,949,934	$1,848,999
Total Deposits	3,403,083	2,358,878	1,811,410	1,775,400	1,686,038
Total Loans	3,153,648	2,226,728	1,559,772	1,350,899	1,320,154
Shareholders' Equity	401,732	286,561	167,026	147,957	134,671
Book Value Per Share	58.00	53.06	40.67	36.24	33.36
Tangible Book Value Per Share (a non-GAAP measure)*	$50.07	$46.66	$40.57	$36.14	$33.26

Performance Ratios
Return on Average Assets	0.91%	0.97%	1.21%	0.79%	0.95%
Operating Return on Average Assets (a non-GAAP measure)*	1.25%	1.12%	1.21%	1.00%	0.95%
Return on Average Shareholders' equity	9.09%	11.40%	15.35%	10.47%	12.77%
Operating Return on Tangible Common Equity (a non-GAAP measure)*	14.38%	14.80%	15.49%	13.24%	12.81%
Total Shareholders’ Equity to Total Assets	10.17%	10.04%	7.95%	7.59%	7.28%
Interest rate spread (2)	3.52%	2.93%	3.19%	3.16%	3.12%
Net Interest Margin, taxable equivalent (3)	3.65%	3.22%	3.33%	3.25%	3.21%
Efficiency ratio (4)	61.40%	67.92%	66.25%	67.51%	68.93%
Operating Efficiency Ratio (a non-GAAP measure)*	56.66%	63.78%	66.05%	67.51%	68.93%

Wealth Management Assets
Market Value of Assets Under Management & Administration	$4,167,903	$3,452,852	$2,876,702	$3,085,669	$2,689,103

Asset Quality
Non-Performing Loans	$8,962	$5,651	$642	$1,298	$1,676
Non-Performing Loans/Total Loans	0.28%	0.25%	0.04%	0.10%	0.13%
Net (Charge-Offs)/Recoveries	$(439)	$(1,592)	$(54)	$(303)	$(62)
Allowance/Total Loans	1.14%	0.82%	1.08%	1.13%	1.16%

Capital Ratios (5):
Total capital	13.93%	13.61%	13.25%	13.75%	13.14%
Tier 1 capital	12.68%	12.70%	12.07%	12.50%	11.89%
Common Equity Tier 1	12.68%	12.70%	12.07%	12.50%	11.89%
Tier 1 leverage capital	8.89%	8.98%	8.49%	8.06%	7.95%

Other Data:
Number of full-service offices	21	16	10	11	11
Full time equivalent employees	372	303	252	239	238

*	See GAAP to Non-GAAP reconciliations in Item 7

(1)	Dividend payout ratio represents per share dividends declared divided by diluted earnings per share.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890.  At December 31, 2020, the Company had total assets of approximately $3.9 billion. Currently, the Bank operates 21 private banking offices in Eastern Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, one in Boston and Wellesley, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. The Company’s Assets under Management and Administration as of December 31, 2020 were approximately $4.2 billion. The Bank’s clients consist primarily of small- and medium-sized businesses and retail customers in these communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees from wealth management services, loans, deposits, as well as operating expenses, the provision for credit losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies.

The Company considers allowance for credit losses and income taxes to be its critical accounting policies.

Allowance for credit losses

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

ASU 2016-13 also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investment;) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 - Leases (Topic 842).

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for homogeneous pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

The reasonable and supportable forecast period is primarily determined based upon the stability of current economic conditions at each measurement date. Management considers the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy; and business changes which may not be applicable within the current environment. For periods beyond a reasonable and supportable forecast interval, we revert to historical information over a period for which comparable data is available.

We also perform a qualitative assessment beyond model estimates and apply qualitative adjustments as management deems necessary Adjustments are considered when management believes expected credit losses are not representative of historical loss experience alone, and should be adjusted to reflect the current conditions and characteristics of the Company’s own portfolio.  They are made at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

We evaluate the allowance for credit losses quarterly. We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and interest rate changes.

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

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the State of New Hampshire, the State of Maine, and other states as required. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Deferred tax assets are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized. Interest and penalties related to unrecognized tax benefits, if incurred, are recognized as a component of income tax expense.

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

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested in 2020. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, economic uncertainty remains high and bouts of elevated volatility are expected to continue, which may have a future adverse financial impact on the Company. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees, and vendors all of which are uncertain and cannot be predicted. Please see Risk Factors above for more detail on risks related to COVID-19.

Results of Operations

Results of Operations for the years ended December 31, 2020 and 2019

General. Net income increased by $6.7 million, or 26.5%, to $32.0 million for the year ended December 31, 2020, from $25.3 million for the year ended December 31, 2019, primarily due to a $26.2 million increase in net interest and dividend income after the provision for credit losses and a $3.1 million increase in noninterest income. These increases were partially offset by a $19.9 million increase in noninterest expense and higher income tax expenses of $2.7 million.  Diluted earnings per share were $5.03 for 2020, representing a 6.3% decrease over diluted earnings per share of $5.37 for 2019.

The results for the year ended December 31, 2020, included the merger accounting impact of the current expected credit loss accounting standard (“CECL”) within the provision for credit losses, merger expenses, office closures and related one-time occupancy expenses, and other non-operating items. Operating net income, excluding these items, was $43.9 million for the year ended December 31, 2020, an increase of $14.7 million, or 50.5%, as compared to operating net income of $29.2 million for 2019. Operating diluted earnings per share were $6.90 for 2020, representing an 11.3% increase over operating diluted earnings per share of $6.20 for 2019.

Net Interest and Dividend Income. Net interest and dividend income before provision for credit losses increased by $41.5 million, or 52.8%, to $120.2 million for the year ended December 31, 2020, as compared to $78.7 million for the year ended December 31, 2019, primarily due to loan growth (both organic and as a result of the Optima and Wellesley mergers), lower cost of funds, loan accretion associated with merger accounting and accelerated interest income from Payment Protection Program (“PPP”) loans forgiven during the year.

•	Interest on loans increased by $35.4 million, or 41.6%, primarily due to merger related loan growth.
•	Interest on deposits decreased $8.3 million, or 53.4%, due to a decrease in interest rates paid on these deposits.

Total average interest-earning assets increased by $850.7 million, or 34.6%, to $3.3 billion for the year ended December 31, 2020 from $2.5 billion in 2019. The Company’s net interest margin, on a fully tax equivalent basis, increased 43 basis points to 3.65% for the year ended December 31, 2020, as compared to 3.22% in 2019, and the net interest rate spread increased 59 basis points to 3.52% for the year ended December 31, 2020, as compared to 2.93% in 2019.

Interest and Dividend Income. Total interest and dividend income increased by $33.0 million, or 34.3%, to $129.4 million for the year ended December 31, 2020, from $96.3 million in 2019, primarily due to loan growth, as a result of the Optima and Wellesley mergers, loan accretion associated with merger accounting, and accelerated interest income from PPP loans forgiven during the year.

Interest Expense. Interest expense decreased by $8.5 million, or 48.2% to $9.1 million for the year ended December 31, 2020, from $17.6 million in 2019, primarily driven by a decrease in cost of deposits.

Average interest-bearing liabilities increased $487.7 million to $2.2 billion at December 31, 2020 from $1.7 billion at December 31, 2019, primarily related to the mergers with Optima and Wellesley coupled with organic core deposit growth. The average cost of funds decreased to 0.28% at December 31, 2020 from 0.72% at December 31, 2019. The increase in average interest-bearing liabilities was primarily driven by higher average savings account balances of $110.0 million, higher average money market accounts of $160.3 million, higher average certificates of deposits of $38.3 million, and higher average  borrowed funds of $37.0 million.

Provision for Credit Losses. The Company recorded a provision for credit losses of $18.3 million for the year ended December 31, 2020, compared to a provision for loan losses of $3.0 million in 2019. The provision includes $9.4 million associated with the expected impact of the COVID-19 pandemic on future loan losses and $8.6 million for the recognition of the non-operating impact of the merger related CECL accounting. The Company recorded net charge-offs of $439,000 for the year ended December 31, 2020, as compared to net charge-offs of $1.6 million during the same period in 2019.

The allowance for credit losses was $36.0 million, or 1.14% of total loans outstanding at December 31, 2020, as compared to $18.2 million, or 0.82% of total loans outstanding at year end 2019.

Noninterest Income. Inclusive of the Wellesley merger, total noninterest income increased by $3.1 million, or 8.6%, to $39.5 million for the year ended December 31, 2020, as compared to $36.4 million for the same period in 2019, primarily as a result of higher Wealth Management revenue and higher gains on loans sold, partially offset by lower deposit and ATM related fees, lower loan related derivative income and other fee income. Total noninterest income was 24.7% of total revenue for the year ended December 31, 2020.

•

Wealth Management revenue increased by $3.3 million, or 12.3%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of the Wellesley merger and appreciation in the equity markets during 2020. Assets Under Management combined with Assets Under Administration were $4.2 billion at December 31, 2020, as compared to $3.5 billion at December 31, 2019.

•

Gain on loans sold increased by $680,000 as compared to the same period in 2019 primarily due to increased sales of residential mortgage loans given the low-rate environment and active refinance market.

•	Deposit account fees decreased by $590,000, or 18.5%, for the year ended December 31, 2020 primarily as a result of lower transactional fee activity during the year.
•	Other income decreased $201,000 during the year ended December 31, 2020 primarily as a result of lower loan prepayment income during the year.
•	ATM/Debit card income decreased $105,000 during the year ended December 31, 2020 primarily as a result of the COVID-19 pandemic’s impact on transactions during 2020.
•

Loan related derivative income decreased $195,000 during the year ended December 31, 2020, primarily due to valuation adjustments associated with changes in interest rates on existing derivative transactions.

The categories of Wealth Management revenues are shown in the following table:

	For the Year Ended December 31,
	2020	2019
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$28,599	$25,544
Financial planning fees and other service fees	1,152	955
Total wealth management revenues	$29,751	$26,499

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2020	2019
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,287,371	$2,759,547
Acquired wealth management assets	338,676	—
Gross client asset inflows	314,032	343,477
Gross client asset outflows	(383,059)	(348,938)
Net market impact	437,132	533,285
Balance at the end of the period	$3,994,152	$3,287,371
Weighted average management fee	0.81%	0.84%

There were no significant changes to the average fee rates and fee structure for the year ended December 31, 2020 and 2019.

Noninterest Expense. Total noninterest expense increased by $19.9 million, or 25.5%, to $98.1 million for the year ended December 31, 2020, as compared to $78.2 million for the year ended December 31, 2019. This increase was primarily driven by increases in salaries and employee benefits expense, merger and other non-operating expenses including branch and office closure related expense, occupancy and equipment expense, and data processing expenses resulting from our mergers with Optima in 2019 and Wellesley in 2020, as described below.

•

Salaries and employee benefits increased $11.5 million, or 24.2%, primarily as a result of the increased staffing related to the mergers with Optima and Wellesley in 2019 and 2020, respectively, additions to support business initiatives, normal merit increases and higher employee benefit costs.

•

Non-operating expenses increased $2.9 million primarily due to merger expenses associated with the Wellesley merger and branch and office closure expenses of $1.2 million during the fourth quarter of 2020.

Occupancy and equipment expense increased by $2.1 million, or 19.8%, primarily as a result of additional branches and office space as a result of the mergers with Optima and Wellesley.

•	Data processing expense increased by $1.4 million, or 22.9%, primarily as a result of increased client activity associated with the mergers with Optima and Wellesley.

Income Tax Expense. The Company recorded income tax expense of $11.4 million for the year ended December 31, 2020, as compared to $8.7 million for the same period in 2019. For the year ended December 31, 2020, the effective tax rate was 26.3%, as compared to 25.5% for the year ended December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) was signed into law on March 27, 2020, to help stimulate the United States economy. One of the business tax provisions of the CARES Act included allowing net operating losses (“NOL”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.  The effect of the Act allowed the Company to recognize lower tax expense associated with NOL carryforwards from 2018 and 2019 (as a result of the Optima merger) and resulted in a benefit of $539,000.

Results of Operations for the years ended December 31, 2019 and 2018

General. Net income increased by $1.4 million, or 5.8%, to $25.3 million for the year ended December 31, 2019, from $23.9 million for the year ended December 31, 2018, primarily due to a $13.6 million increase in net interest and dividend income after the provision for loan losses and a $3.4 million increase in noninterest income. These increases were partially offset by a $14.2 million increase in noninterest expense and higher provision for income taxes of $1.5 million.  Diluted earnings per share were $5.37 for 2019, representing a 6.9% decrease over diluted earnings per share of $5.77 for 2018. Net income for 2019 included non-operating expenses of $4.7 million related to costs associated with the Company’s December common stock offering and merger related expenses resulting from the completed merger with Optima and the pending merger with Wellesley.

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

Total average interest-earning assets increased by $532.0 million, or 27.7%, to $2.5 billion for the year ended December 31, 2019 from $1.9 billion in 2018. The Company’s net interest margin, on a fully tax equivalent basis, decreased 11 basis points to 3.22% for the year ended December 31, 2019, as compared to 3.33% in 2018, and the net interest rate spread decreased 26 basis points to 2.93% for the year ended December 31, 2019, as compared to 3.19% in 2018.

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

Income Tax Expense. The Company recorded income tax expense of $8.7 million for the year ended December 31, 2019, as compared to $7.2 million for the same period in 2018, reflecting effective tax rates of 25.5% and 23.2%, respectively. The increase in the effective tax rate was primarily driven by the costs associated with the Optima merger, the pending Wellesley merger and the common stock offering completed during the fourth quarter of 2019, as some of these items were nondeductible for tax purposes.

Changes in Financial Condition

Total Assets. Inclusive of the merger with Wellesley and organic growth, total assets increased $1.1 billion, or 38.3%, from December 31, 2019 and were $3.9 billion as of December 31, 2020. The increase was primarily the result of a $926.9 million increase in total loans, an increase of $86.2 million in investment securities, an increase in goodwill of $20.7 million associated with the Wellesley merger, and a $14.5 million increase in cash and cash equivalents.

Investment Securities. The carrying value of total investment securities increased by $86.2 million to $484.7 million at December 31, 2020, from $398.5 million at December 31, 2019, as the Company invested excess cash.

Loans. Inclusive of the Wellesley merger, total loans increased by $926.9 million, or 41.6%, to $3.2 billion at December 31, 2020, from $2.2 billion at December 31, 2019. Residential real estate loans increased $381.3 million to $1.3 billion at December 31, 2020, from $917.6 million at December 31, 2019.

•	Commercial real estate loans increased $298.4 million to $1.4 billion at December 31, 2020, from $1.1 billion at December 31, 2019.
•	Commercial & industrial loans increased $214.6 million to $347.9 million at December 31, 2020, from $133.2 million at December 31, 2019.
•	Loans under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) amounted to $124.2 million at December 31, 2020. PPP loans are included in commercial & industrial loans.

Excluding the impact of the Wellesley merger and PPP loans, total loans decreased by $35.0 million, or 1.6%, from December 31, 2019.

For further details, see the “Organic Loan and Deposit Growth” table at the end of this section.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2020, our investment in bank-owned life insurance was $46.2 million, an $8.9 million increase from $37.3 million at December 31, 2019, primarily due to new policies acquired as a result of the Wellesley merger.

Goodwill and Merger Related intangibles.  The Company recorded additional goodwill of $20.7 million during the second quarter of 2020 due to the Wellesley merger. Goodwill and merger related intangible assets totaled $54.9 million at December 31, 2020.

Other Assets.  Other assets increased $40.9 million, or 96.8% to $83.2 million at December 31, 2020 from $42.3 million at December 31, 2019, primarily due to higher loan related derivative assets at December 31, 2020.

Deposits. Total deposits increased by $1.0 billion, or 44.3%, to $3.4 billion at December 31, 2020, from $2.4 billion at December 31, 2019, primarily driven by a combination of the impact of the Wellesley merger and organic core deposit growth.

•	Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $971.7 million, or 44.6%, to $3.1 billion from $2.2 billion at December 31, 2019.
•	Excluding the impact of the Wellesley merger, organic growth in core deposits was $422.9 million, or 19.4%, as of December 31, 2020.

Certificates of deposit, which totaled $254.8 million at December 31, 2020, increased by $72.5 million from $182.3 million at December 31, 2019, primarily due to the impact of the Wellesley merger. Total brokered certificates of deposit, which are included within certificates of deposit, were $30.8 million and $7.1 million at December 31, 2020 and 2019, respectively.

For further details on the loans and deposits acquired, see the “Organic Loan and Deposit Growth” table provided at the end of this section.

Borrowings. At December 31, 2020, borrowings consisted of advances from the FHLB of Boston. Total borrowings decreased $102.7 million, or 75.7%, to $33.0 million at December 31, 2020, from $135.7 million at December 31, 2019 as the Company utilized excess cash to pay down borrowings. Additionally, during the fourth quarter of 2020, the Company redeemed $10.0 million in subordinated debt, bearing a 6.0% coupon, assumed as part of the Wellesley merger.

Shareholders’ Equity. Total shareholders’ equity increased $115.2 million, or 40.2%, to $401.7 million at December 31, 2020, from $286.6 million at December 31, 2019, primarily due to $87.2 million of equity issued as a result of the Wellesley merger, net income of $32.0 million, before tax-effect increases in the value of the Company’s interest rate derivative positions of $4.7 million, and before tax-effect increases in unrealized gains on the available for sale investment portfolio of $3.6 million, partially offset by regular dividend payments of $13.1 million paid during the year.

The Company’s ratio of tangible common equity to tangible assets was 8.91% at December 31, 2020, as compared to 8.93% at December 31, 2019. Tangible book value per share increased by $3.41, or 7.3%, to $50.07 as of December 31, 2020, as compared to $46.66 as of December 31, 2019.

Organic Loan and Deposit Growth (dollars in thousands)

				December 2020 vs December 2019
	December 31, 2020	December 31, 2019	Balance Acquired	Organic Growth/(Decline) $	Organic Growth/(Decline) %
Loans
Residential mortgage	$1,298,868	$917,566	$403,855	$(22,553)	(2.5%)
Commercial mortgage	1,358,962	1,060,574	290,909	7,479	0.7%
Home equity	106,194	80,675	36,213	(10,694)	(13.3%)
Commercial & Industrial	223,654	133,236	106,664	(16,246)	(12.2%)
Consumer	41,769	34,677	103	6,989	20.2%
Total loans excluding PPP loans	$3,029,447	$2,226,728	$837,744	$(35,025)	(1.6%)
PPP Loans (1)	124,201	—	32,289	91,912	—
Total loans	$3,153,648	$2,226,728	$870,033	$56,887	2.6%
Deposits
Demand	$1,006,132	$630,593	175,912	$199,627	31.7%
Interest bearing checking	625,650	450,098	49,944	125,608	27.9%
Money market	532,218	181,406	250,226	100,586	55.4%
Savings	984,262	914,499	72,700	(2,937)	(0.3%)
Core deposits	3,148,262	2,176,596	548,782	422,884	19.4%
Certificates of deposit	254,821	182,282	212,096	(139,557)	(76.6%)
Total deposits	$3,403,083	$2,358,878	$760,878	$283,327	12.0%

(1)	PPP loans are included within Commercial & Industrial on the face of the Balance Sheet.

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

	For the Years Ended December 31,
Operating Net Income / Operating Diluted Earnings Per Share	2020	2019	2018	2017	2016

Net Income (a GAAP measure)	$31,959	$25,257	$23,881	$14,816	$16,896
Add: Merger and Capital issuance expenses	6,368	4,721	201	—	—
Add: (Gain) Loss on disposition of investment securities	(69)	79	(2)	3	—
Add: Provision established for acquired Wellesley loans	8,638	—	—	—	—
Add: Branch and office closure expenses	1,244	—	—	—	—
Add: Impact of the Tax Cuts and Jobs Act of 2017(1)	—	—	—	3,869	—
Tax effect of non-operating adjustments(2)	(4,270)	(901)	(56)	(1)	—
Operating Net Income (a non-GAAP measure)	$43,870	$29,156	$24,024	$18,687	$16,896
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(64)	(243)	(239)	(157)	(181)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$43,806	$28,913	$23,785	$18,530	$16,715
Weighted Average Diluted Shares	6,344,409	4,661,720	4,098,633	4,065,754	4,028,944
Operating Diluted Earnings Per Share (a non-GAAP measure)	$6.90	$6.20	$5.80	$4.56	$4.15

(1)	Income adjustment related to the re-measurement of net deferred tax assets due to the Tax Cuts and Jobs Act.
(2)

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$401,732	$286,561	$167,026	$147,957	$134,671
Less: Goodwill and acquisition related intangibles (GAAP)	(54,889)	(34,544)	(412)	(412)	(412)
Tangible Common Equity (a non-GAAP measure)	346,843	252,017	166,614	147,545	134,259
Total assets (GAAP)	3,949,297	2,855,563	2,101,384	1,949,934	1,848,999
Less: Goodwill and acquisition related intangibles (GAAP)	(54,889)	(34,544)	(412)	(412)	(412)
Tangible assets (a non-GAAP measure)	$3,894,408	$2,821,019	$2,100,972	$1,949,522	$1,848,587
Tangible Common Equity Ratio (a non-GAAP measure)	8.91%	8.93%	7.93%	7.57%	7.26%
Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$346,843	$252,017	$166,614	$147,545	$134,259
Common shares outstanding	6,926,728	5,400,868	4,107,051	4,082,188	4,036,879
Tangible Book Value Per Share (a non-GAAP measure)	$50.07	$46.66	$40.57	$36.14	$33.26

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”) obligations, U.S. GSE mortgage-backed securities, and corporate debt securities. These securities are carried at fair value, and unrealized gains and losses net of applicable income taxes are recognized as a separate component of shareholders’ equity. The fair value of securities available for sale totaled $237.0 million and included gross unrealized gains of $3.2 million and gross unrealized losses of $406,000 at December 31, 2020. At December 31, 2019, the fair value of securities available for sale totaled $140.3 million and included gross unrealized gains of $231,000 and gross unrealized losses of $1.0 million.

Securities classified as held to maturity consist of certain U.S. GSE obligations, U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of December 31, 2020 are carried at their amortized cost of $247.7 million. At December 31, 2019, the amortized cost of securities held to maturity totaled $258.2 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity, and the percentage distribution at the dates indicated:	December 31,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$23,617	10%	$37,848	27%
Mortgage-backed securities	210,630	89%	102,482	73%
Corporate debt securities	2,783	1%	—	—
Total securities available for sale	$237,030	100%	$140,330	100%
Held to maturity securities
U.S. GSE obligations	$—	—	$5,000	2%
Mortgage-backed securities	137,435	55%	161,759	63%
Corporate debt securities	6,989	3%	6,980	3%
Municipal securities	103,248	42%	84,433	32%
Total securities held to maturity	$247,672	100%	$258,172	100%
Total	$484,702	100%	$398,502	100%

The following tables set forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,995	0.5%	$5,000	2.3%	$8,000	2.6%	$22,995	1.6%
Mortgage-backed securities	1	5.2%	4,226	1.4%	54,849	1.5%	149,439	1.2%	208,515	1.3%
Corporate debt securities	1,001	1.1%	1,741	1.8%	—	—	—	—	2,742	1.6%
Total available for sale securities	$1,002	1.1%	$15,962	0.9%	$59,849	1.6%	$157,439	1.2%	$234,252	1.3%

Held to maturity securities
Mortgage-backed securities	$—	—	$2	5.6%	$60,933	2.4%	$76,500	2.1%	$137,435	2.3%
Corporate debt securities	—	—	6,989	2.6%	—	—	—	—	6,989	2.6%
Municipal securities	2,541	4.5%	19,343	3.7%	40,934	3.4%	40,430	2.8%	103,248	3.3%
Total held to maturity securities	$2,541	4.5%	$26,334	3.4%	$101,867	2.8%	$116,930	2.3%	$247,672	2.7%
Total	$3,543	3.5%	$42,296	2.4%	$161,716	2.4%	$274,369	1.7%	$481,924	2.0%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2019	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$5,000	1.4%	$20,000	1.5%	$5,000	2.3%	$8,000	2.6%	$38,000	1.8%
Mortgage-backed Securities	—	—	37	5.4%	36,393	1.9%	66,679	2.1%	103,109	2.0%
Total available for sale securities	$5,000	1.4%	$20,037	1.5%	$41,393	1.9%	$74,679	2.1%	$141,109	2.0%

Held to maturity securities
U.S. GSE obligations	$5,000	1.6%	$—	—	$—	—	$—	—	$5,000	1.6%
Mortgage-backed Securities	—	—	2	5.6%	48,088	2.7%	113,669	2.6%	161,759	2.6%
Corporate debt securities	—	—	6,980	2.6%	—	—	—	—	6,980	2.6%
Municipal securities	3,270	4.6%	10,606	4.2%	45,201	3.7%	25,356	3.4%	84,433	3.7%
Total held to maturity securities	$8,270	2.8%	$17,588	3.6%	$93,289	3.2%	$139,025	2.8%	$258,172	3.0%
Total	$13,270	2.3%	$37,625	2.4%	$134,682	2.8%	$213,704	2.5%	$399,281	2.6%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% for 2020 and 2019.

The Company adopted Topic 326 on January 1, 2020 and did not record an allowance for credit losses on its investment securities as of  December 31, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Prior to January 1, 2020, investment securities were evaluated by management for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warranted such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2020, 30 debt securities had gross unrealized losses, with an aggregate depreciation of 0.47% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 2.07%, or $55,000, the largest unrealized dollar loss of a single security of its amortized cost.

As of December 31, 2019, 68 debt securities had gross unrealized losses, with an aggregate depreciation of 0.74% from the Company’s amortized cost basis. The largest unrealized loss percentage of any single security was 3.15%, or $63,000, of its amortized cost. The largest unrealized dollar loss of any single security was $96,000, or 1.93%, of its amortized cost.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, commercial & industrial (“C&I”), commercial real estate (“CRE”), construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans are generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is generally from multiple revenue sources and dependent on energy output.  For PPP loans, the SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements.  The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following summary shows the composition of the loan portfolio at the dates indicated:

	December 31,
	2020	% of Total	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$535,804	17%	$430,877	19%	$293,267	19%	$298,851	22%	$305,404	23%
Mortgages - adjustable rate	734,593	23%	467,139	21%	309,656	20%	239,027	18%	228,028	17%
Construction	25,495	1%	17,374	1%	—	0%	—	0%	—	0%
Deferred costs net of unearned fees	2,976	0%	2,176	0%	1,408	0%	1,042	0%	972	0%
Total residential mortgages	1,298,868	41%	917,566	41%	604,331	39%	538,920	40%	534,404	40%
Commercial mortgage
Mortgages - non-owner occupied	1,064,317	35%	870,047	40%	654,394	42%	562,203	41%	513,578	39%
Mortgages - owner occupied	153,474	5%	114,095	5%	59,335	4%	35,343	3%	43,932	3%
Construction	139,075	4%	76,288	3%	44,146	3%	35,904	3%	58,406	4%
Deferred costs net of unearned fees	2,096	0%	144	0%	82	0%	199	0%	224	0%
Total commercial mortgages	1,358,962	44%	1,060,574	48%	757,957	49%	633,649	47%	616,140	46%
Home equity
Home equity - lines of credit	102,460	3%	73,880	3%	63,421	4%	70,326	5%	70,883	6%
Home equity - term loans	3,503	0%	6,555	1%	5,665	0%	3,863	0%	3,925	0%
Deferred costs net of unearned fees	231	0%	240	0%	250	0%	255	0%	243	0%
Total home equity	106,194	3%	80,675	4%	69,336	4%	74,444	5%	75,051	6%
Commercial & industrial
Commercial & industrial	225,441	7%	133,337	6%	93,728	6%	65,305	5%	59,638	5%
PPP loans	124,201	4%	—	0%	-	0%	—	0%	—	0%
Unearned fees, net of deferred costs	(1,787)	0%	(101)	0%	(16)	0%	(10)	0%	68	0%
Total commercial & industrial	347,855	11%	133,236	6%	93,712	6%	65,295	5%	59,706	5%
Consumer
Secured	41,409	1%	33,453	1%	33,252	2%	37,272	3%	33,386	3%
Unsecured	341	0%	1,199	0%	1,171	0%	1,303	0%	1,451	0%
Unearned fees net of deferred costs	19	0%	25	0%	13	0%	16	0%	16	0%
Total consumer	41,769	1%	34,677	1%	34,436	2%	38,591	3%	34,853	3%
Total loans	$3,153,648	100%	$2,226,728	100%	$1,559,772	100%	$1,350,899	100%	$1,320,154	100%

Residential Mortgage. Residential real estate loans held in portfolio amounted to $1.3 billion at December 31, 2020, an increase of $381.3 million, or 41.6%, from $917.6 million at December 31, 2019 and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 41% of total loans at both December 31, 2020 and December 31, 2019.

The average loan balance outstanding in the residential portfolio was $454,000 and the largest individual residential mortgage loan outstanding was $5.9 million as of December 31, 2020. At December 31, 2020, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $510,400 in 2020 from $484,350 in 2019, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank’s CRA Assessment Area.

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

The Company was servicing mortgage loans sold to others without recourse of approximately $188.2 million at December 31, 2020 and $159.6 million at December 31, 2019.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Originations for retention in portfolio	$378,247	$229,163	$135,468
Originations for sale to the secondary market	82,620	17,537	9,431
Total	$460,867	$246,700	$144,899

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Loans sold with servicing rights retained	$60,453	$82,932	$1,605
Loans sold with servicing rights released	18,024	7,006	7,826
Total	$78,477	$89,938	$9,431

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.2 million and $1.3 million at December 31, 2020 and 2019, respectively.

Commercial Mortgage. Commercial real estate loans were $1.4 billion as of December 31, 2020, an increase of $298.4 million, or 28.1%, from $1.1 billion at December 31, 2019. The commercial real estate loan portfolio represented 44% and 48% of total loans at December 31, 2020 and 2019, respectively. The average loan balance outstanding in this portfolio was $1.6 million and the largest individual commercial real estate loan outstanding was $27.0 million as of December 31, 2020. At December 31, 2020, this commercial mortgage was performing in accordance with its original terms.

CRE loans are secured by a variety of property types inclusive of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, industrial and warehouse properties, and other specialized properties.

Generally, our CRE loans are for terms of up to ten years, with loan-to-values that generally do not exceed 75%.  Amortization schedules are long-term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Generally, our commercial construction loans are speculative in nature, with loan proceeds used to acquire and develop real estate property for sale or rental. Loans are provided for terms up to 36 months during the construction phase, with loan-to-values that generally do not exceed 75% on both an “as is” and “as complete and stabilized” basis.  Construction projects are primarily for the development of residential property types, inclusive of one-to-four family and multifamily properties.

Home Equity. The home equity portfolio totaled $106.2 million and $80.7 million at December 31, 2020 and 2019, respectively. The home equity portfolio represented 3% and 4% of total loans at December 31, 2020 and 2019, respectively. At December 31, 2020, the largest home equity line of credit was a $3.5 million line of credit and had an outstanding balance of $3.3 million at December 31, 2020. At December 31, 2020, this line of credit was performing in accordance with its original terms.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans.

Our home equity lines of credit are revolving lines of credit, which generally have a term between 15 and 20 years, with draws available for the first 10 years. Our 15-year lines of credit are interest only during the first 10 years and amortize on a five-year basis thereafter. Our 20-year lines of credit are interest only during the first 10 years and amortize on a 10-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1.0 million generally will not exceed combined loan-to-value of 75%. Rates are adjusted monthly based on changes in a designated market index. We also offer home equity term loans, which are extended as second mortgages on owner-occupied residential properties in our market area. Our home equity term loans are fixed rate second mortgage loans, which generally have a term between 5 and 20 years.

Commercial and Industrial (C&I). The commercial and industrial portfolio totaled $347.9 million at December 31, 2020, an increase of $214.6 million, or 161.1%, from $133.2 million at December 31, 2019. C&I loans represented 11% and 6% of total loans at December 31, 2020 and 2019, respectively. The average loan balance outstanding in this portfolio was $414,000, excluding PPP loans, and the largest individual commercial and industrial loan outstanding was $8.8 million as of December 31, 2020. At December 31, 2020, this loan was performing in accordance with its original terms.

Loans under the SBA’s PPP program totaled $126.2 million at December 31, 2020 and are included in the C&I portfolio.

•

At December 31, 2020, Innovation Banking loans totaled $19.9 million and the average loan balance outstanding in this portfolio was $795,000. The largest individual loan outstanding was $4.7 million and this loan was performing in accordance with its original terms at December 31, 2020.

•

At December 31, 2020, asset-based loans totaled $21.2 million and the average loan balance outstanding in this portfolio was $1.5 million. The largest individual loans outstanding was $5.0 million and this loan was performing in accordance with its original terms at December 31, 2020.

•

At December 31, 2020, commercial renewable energy loans totaled $89.8 million and the average loan balance outstanding in this portfolio was $2.7 million. The largest individual loan outstanding was $8.8 million, and this loan was performing in accordance with its original terms at December 31, 2020.

The Company’s C&I loan customers represent various small- and middle-market established businesses involved in professional services, accommodation and food services, utilities, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned businesses with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses, where regional economic strength or weakness impacts the relative risks in this loan category, in addition to renewable energy lending which is more specialized in nature. The Bank has expanded its exposure within renewable energy lending but otherwise there are no significant concentrations in any one business sector, and loan risks are generally diversified among many borrowers.

Consumer Loans.  The consumer loan portfolio totaled $41.8 million at December 31, 2020, an increase of $7.1 million, or 20.5%, from $34.7 million at December 31, 2019. Consumer loans represented 1% of the total loan portfolio at both December 31, 2020 and December 31, 2019. Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets. The secured consumer loans and lines portfolio are generally fully secured by pledged assets such as bank accounts or investments. The average loan balance outstanding in this portfolio was $14,000 and the largest individual consumer loan outstanding was $3.0 million as of December 31, 2020. At December 31, 2020, this loan was performing in accordance with its original terms.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2020. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2020
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$6,702	$13,020	$1,279,146	$1,298,868
Commercial mortgage	124,400	301,752	932,810	1,358,962
Home equity	527	5,057	100,610	106,194
Commercial & Industrial	40,434	192,400	115,021	347,855
Consumer	41,615	73	81	41,769
Total	$213,678	$512,302	$2,427,668	$3,153,648

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans maturing in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at December 31, 2020:

	December 31, 2020
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$544,663	$741,002	$13,203	$1,298,868
Commercial mortgage	418,787	411,371	528,804	1,358,962
Home equity	4,297	—	101,897	106,194
Commercial & Industrial	177,438	51,106	119,311	347,855
Consumer	413	468	40,888	41,769
Total	$1,145,598	$1,203,947	$804,103	$3,153,648

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming loans is as follows:

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Non-accruals	$7,744	$4,160	$525	$1,148	$1,023
Loans past due > 90 days, but still accruing	407	1,264	—	—	232
Troubled debt restructurings	811	227	117	150	421
Total non-performing loans	$8,962	$5,651	$642	$1,298	$1,676
Accruing troubled debt restructured loans	$—	$—	$6	$29	$—
Nonperforming loans as a percentage of gross loans	0.28%	0.25%	0.04%	0.10%	0.13%
Nonperforming loans as a percentage of total assets	0.23%	0.20%	0.03%	0.07%	0.09%

Total non-performing loans increased $3.3 million at December 31, 2020 as compared to December 31, 2019, primarily due to an increase of loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2020 and December 31, 2019, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and CRE loan portfolios. This independent review was performed in each of the past five years.

Non-accrual Loans.  Loans are typically placed on non-accrual status when any payment of principal and/or interest is 90 days or more past due unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by management.

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

Pursuant to Section 4013 of the CARES Act, financial institutions can suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019.  On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “Act”).  As a result of the Act, the suspension of TDR accounting has been extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President terminates.  The requirement that a loan be not more than 30 days past due as of December 31, 2019 is still applicable. In response to the COVID-19 and its economic impact to customers, a short-term modification program that complies with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at December 31, 2020 and will not be reported as past due during the deferral period. As of December 31, 2020, the Company had $23.1 million of loans in deferral.

Allowance for CREDIT Losses

The following table summarizes the changes in the Company’s allowance for credit losses for the years indicated:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$3,153,648	$2,226,728	$1,559,772	$1,350,899	$1,320,154
Average loans outstanding (net of unearned discount and deferred loan fees)	$2,856,631	$1,969,696	$1,417,237	$1,333,341	$1,262,497
Balance of allowance for credit losses at the beginning of year - loans	$18,180	$16,768	$15,320	$15,261	$15,191
Loans charged-off:
Commercial and industrial	(400)	(338)	(73)	(284)	(71)
Commercial mortgage	(264)	(1,270)	—	—	—
Consumer	(40)	(48)	(36)	(39)	(33)
Total loans charged-off	$(704)	$(1,656)	$(109)	$(323)	$(104)
Recovery of loans previously charged-off:
Commercial and industrial	250	53	48	13	14
Commercial mortgage	—	—	—	—	7
Residential mortgage	—	—	—	—	13
Home Equity	—	—	—	—	1
Consumer	15	11	7	7	7
Total recoveries of loans previously charged-off:	265	64	55	20	42
Net loan (charge-offs) recoveries	$(439)	$(1,592)	$(54)	$(303)	$(62)
Adoption of CECL accounting standard - loans	205	—	—	—	—
Provision for credit losses - acquired loans	8,282	—	—	—	—
Initial allowance for PCD	437	—	—	—	—
Provision for credit losses - loans	9,351	3,004	1,502	362	132
Balance at end of period	$36,016	$18,180	$16,768	$15,320	$15,261
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.02)%	(0.08)%	(0.00)%	(0.02)%	(0.00)%
Ratio of allowance for credit losses to loans outstanding	1.14%	0.82%	1.08%	1.13%	1.16%

The allowance for credit losses to loans outstanding excluding PPP loans was 1.19% at December 31, 2020.

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

See additional discussion regarding the allowance for credit losses, in Item 7 under the caption “Critical Accounting Policies” and in Note 7 to the Audited Consolidated Financial Statements.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. The Company also borrows from the FHLB of Boston or the Federal Reserve Bank of Boston (“FRB of Boston”), and utilizes brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

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

At December 31, 2020, we had a total of $223.8 million in certificates of deposit, excluding brokered deposits, of which $185.9 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe the Bank will retain a large portion of these accounts upon maturity. The Bank had total brokered deposits of $30.8 million, $7.1 million, and $27.5 million at December 31, 2020, 2019, and 2018, respectively.

The following table sets forth the Bank’s deposits for the periods indicated:

	December 31,		December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,006,132	29.7%	$630,593	26.7%
Interest bearing checking	625,650	18.4%	450,098	19.1%
Money market	532,218	15.6%	181,406	7.7%
Savings	984,262	28.9%	914,499	38.8%
Retail certificates of deposit under $100,000	62,646	1.8%	56,602	2.4%
Retail certificates of deposit of $100,000 or greater	161,387	4.7%	118,596	5.0%
Wholesale certificates of deposit	30,788	0.9%	7,084	0.3%
Total	$3,403,083	100.0%	$2,358,878	100.0%

Retail certificates of deposit of $100,000 or greater by maturity are as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Less than 3 months remaining	$34,453	$35,054
3 to 5 months remaining	41,755	32,245
6 to 11 months remaining	61,320	27,119
12 months or more remaining	23,859	24,178
Total	$161,387	$118,596

Interest expense on retail certificates of deposit of $100,000 or greater was $126,000 and $2.1 million for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2020	2019
	(dollars in thousands)
Interest Rate:
Less than 1.00%	$156,732	$51,306
1.00% to 1.99%	62,194	62,986
2.00% to 2.99%	35,895	67,990
Total	$254,821	$182,282

Borrowings.  Total borrowings were $33.0 million, a decrease of $102.7 million as compared to $135.7 million at December 31, 2019. The Company’s borrowings consisted of advances from the FHLB of Boston. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

 The Bank’s remaining borrowing capacity at the FHLB of Boston at December 31, 2020 was approximately $672.7 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston.

The Company had no borrowings outstanding with the FRB Boston at both December 31, 2020 and 2019.  The Company’s remaining borrowing capacity at the FRB Boston at December 31, 2020 was approximately $562.4 million.

See Note 12 - Borrowings, for a schedule, including related interest rates and other information.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Year Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$2,832,796	$119,447	4.22%	$1,952,374	$84,382	4.32%	$1,407,079	$57,941	4.12%
Tax-exempt	23,835	1,115	4.68	17,322	740	4.27	10,158	469	4.62
Securities available for sale (3)
Taxable	136,776	2,337	1.71	154,256	2,884	1.87	194,419	3,202	1.65
Securities held to maturity
Taxable	152,789	3,711	2.43	204,909	5,079	2.48	189,120	4,255	2.25
Tax-exempt	89,841	3,145	3.50	75,432	2,897	3.84	76,966	3,043	3.95
Cash and cash equivalents	69,783	187	0.27	50,839	731	1.44	45,365	595	1.31
Total interest-earning assets (4)	3,305,820	129,942	3.93%	2,455,132	96,713	3.94%	1,923,107	69,505	3.61%
Non interest-earning assets	245,316			162,529			73,330
Allowance for loan losses	(27,887)			(17,345)			(15,857)
Total assets	$3,523,249			$2,600,316			$1,980,580
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$554,000	$682	0.12%	$417,226	$440	0.11%	$409,178	$247	0.06%
Savings accounts	937,247	3,378	0.36	827,279	8,708	1.05	624,421	2,900	0.46
Money market accounts	350,117	1,277	0.36	189,836	2,481	1.31	93,449	597	0.64
Certificates of deposit	259,568	1,958	0.75	221,299	4,012	1.81	134,007	1,279	0.95
Total interest-bearing deposits	2,100,932	7,295	0.35%	1,655,640	15,641	0.94%	1,261,055	5,023	0.40%
Subordinated debt	5,408	444	8.21	—	—	—	-
Other borrowed funds	123,693	1,406	1.14	86,712	2,002	2.31	18,671	444	2.38
Total interest-bearing liabilities	2,230,033	9,145	0.41%	1,742,352	17,643	1.01%	1,279,726	5,467	0.43%
Non-interest-bearing liabilities
Demand deposits	838,653			567,500			521,091
Other liabilities	103,086			68,847			24,217
Total liabilities	3,171,772			2,378,699			1,825,034
Shareholders’ equity	351,477			221,617			155,546
Total liabilities & shareholders’ equity	$3,523,249			$2,600,316			$1,980,580
Net interest income on a fully taxable equivalent basis		120,797			79,070			64,038
Less taxable equivalent adjustment		(895)			(764)			(737)
Net interest income		$119,902			$78,306			$63,301
Net interest spread (5)			3.52%			2.93%			3.19%
Net interest margin (6)			3.65%			3.22%			3.33%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2020, 2019, and 2018.
(2)	Non-accrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	Federal Home Loan Bank stock balance and dividend income is excluded from interest-earning assets.
(5)

Net Interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2020, and the weighted average cost of interest-bearing liabilities.

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

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared with			Compared with
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$37,171	$(2,106)	$35,065	$23,441	$3,000	$26,441
Tax-exempt	299	76	375	308	(37)	271
Securities available for sale
Taxable	(311)	(236)	(547)	(716)	398	(318)
Securities held to maturity
Taxable	(1,268)	(100)	(1,368)	372	452	824
Tax-exempt	520	(272)	248	(60)	(86)	(146)
Cash and due from banks	203	(747)	(544)	76	60	136
Total interest income	$36,614	$(3,385)	$33,229	$23,421	$3,787	$27,208
Interest expense
Deposits
Checking accounts	160	82	242	5	188	193
Savings accounts	1,030	(6,360)	(5,330)	1,186	4,622	5,808
Money market accounts	1,280	(2,484)	(1,204)	936	948	1,884
Certificates of deposit	601	(2,655)	(2,054)	1,148	1,585	2,733
Total interest-bearing deposits	3,071	(11,417)	(8,346)	3,275	7,343	10,618
Subordinated debt	444	—	444	—	—	—
Other borrowed funds	656	(1,252)	(596)	1,571	(13)	1,558
Total interest expense	$4,171	$(12,669)	$(8,498)	$4,846	$7,330	$12,176
Change in net interest income	$32,443	$9,284	$41,727	$18,575	$(3,543)	$15,032

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the year ended December 31, 2020 was 3.36%, representing a 14 basis points increase over the net interest margin for the year ended December 31, 2019 of 3.22%.

	For the Year Ended
	December 31, 2020
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$3,305,820
Net interest income on a fully taxable equivalent basis (GAAP)		$120,797
Net interest margin (GAAP)			3.65%
Less: Paycheck Protection Program loan impact	(120,048)	(4,062)	0.01%
Less: Accretion of loan fair value adjustments		(9,791)	-0.30%
Adjusted net interest margin on a fully taxable equivalent basis	$3,185,772	$106,944	3.36%

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

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a parallel interest rate shift, or “shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months and 24 months.

As of December 31, 2020:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+400	2.3	15.2
+300	1.1	10.2
+200	(0.1)	5.1
+100	0.1	1.0
–100	(2.3)	(12.0)

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months and 24 months.

As of December 31, 2020:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(1.3)	1.6
–100	0.3	(9.2)

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

The Bank’s economic value of equity analysis as of December 31, 2020 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 9.7% decrease in the economic value of equity for the next 12 months, and a 9.9% increase in the economic value of equity for the next 24 months. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience an 8.0% increase in the economic value of equity over the next 12 months, and an 11.2% increase in the economic value of equity for the next 24 months. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of December 31, 2020. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

Liquidity. Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long- and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand and specific events and uncertainties to meet current and future financial obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers, as well as increase to earnings enhancement opportunities in a changing marketplace. At December 31, 2020, the Company had access to funds totaling $1.8 billion.

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and the FRB, and purchasing wholesale certificates of deposit as its secondary sources.

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

Capital Adequacy. Total shareholders’ equity was $401.7 million at December 31, 2020, as compared to $286.6 million at December 31, 2019. The Company’s equity increased primarily due to net income of $32.0 million, $87.2 million of equity issued as a result of the Wellesley merger, before tax-effect increases in the value of the Company’s interest rate derivative positions of $4.7 million, and before tax-effect increases in unrealized gains on the available for sale investment portfolio of $3.6 million, partially offset by regular dividend payments of $13.1 million paid during the year. The ratio of total equity to total assets was 10.17% and 10.04% at December 31, 2020 and December 31, 2019, respectively.  Book value per share was $58.00 and $53.06, at December 31, 2020 and 2019, respectively.

The Company and the Bank are subject to various regulatory capital requirements.  As of December 31, 2020, the Company and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 18 – Shareholders’ Equity to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments by maturity at December 31, 2020:

	Payments Due — By Period as of December 31, 2020
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
FHLBB advances	$32,992	$15,157	$17,835	$—	$—
Retirement benefit obligations	29,033	2,456	5,332	5,658	15,587
Lease obligations	41,681	7,173	13,151	10,010	11,347
Certificates of deposit	254,821	214,900	35,291	4,630	—
Total contractual cash Obligations	$358,527	$239,686	$71,609	$20,298	$26,934

	Amounts of Commitments Expiring — By Period as of December 31, 2020
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
Unused portion of existing lines of credit	$584,520	$280,892	$120,268	$68,520	$114,840
Standby letters of credit	9,430	8,212	440	778	—
Originations of new loans	94,399	94,399	—	—	—
Total commitments	$688,349	$383,503	$120,708	$69,298	$114,840

Further discussion regarding commitments and contingencies can be found in Note 16 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and Note 17 – Commitments and Contingencies to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$75,785	$61,335
Investment securities
Available for sale, at fair value (amortized cost $234,252 and $141,109, respectively)	237,030	140,330
Held to maturity, at amortized cost (fair value $260,139 and $264,114, respectively)	247,672	258,172
Total investment securities	484,702	398,502
Loans held for sale, at lower of cost or fair value	6,909	1,546
Loans
Residential mortgage	1,298,868	917,566
Commercial mortgage	1,358,962	1,060,574
Home equity	106,194	80,675
Commercial & Industrial	347,855	133,236
Consumer	41,769	34,677
Total loans	3,153,648	2,226,728
Less: allowance for credit losses on loans	(36,016)	(18,180)
Net loans	3,117,632	2,208,548
Federal Home Loan Bank of Boston Stock, at cost	5,734	7,854
Bank owned life insurance	46,169	37,319
Banking premises and equipment, net	18,158	14,756
Right-of-use asset operating leases	34,927	33,587
Deferred income taxes, net	11,639	8,229
Accrued interest receivable	9,514	7,052
Goodwill	51,912	31,206
Merger related intangibles, net	2,977	3,338
Other assets	83,239	42,291
Total assets	$3,949,297	$2,855,563
Liabilities
Deposits
Demand	$1,006,132	$630,593
Interest bearing checking	625,650	450,098
Money market	532,218	181,406
Savings	984,262	914,499
Certificates of deposit	254,821	182,282
Total deposits	3,403,083	2,358,878
Borrowings	32,992	135,691
Operating lease liabilities	37,448	35,054
Other liabilities	74,042	39,379
Total liabilities	3,547,565	2,569,002
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,926,728 shares and 5,400,868 shares, respectively	6,927	5,401
Additional paid-in capital	226,967	136,766
Retained earnings	165,404	146,875
Accumulated other comprehensive income (loss)	2,434	(2,481)
Total shareholders’ equity	401,732	286,561
Total liabilities and shareholders’ equity	$3,949,297	$2,855,563

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2020	2019	2018
Interest and dividend income
Interest on taxable loans	$119,447	$84,382	$57,941
Interest on tax-exempt loans	880	584	371
Interest on taxable investment securities	6,048	7,963	7,457
Interest on tax-exempt investment securities	2,485	2,289	2,404
Dividends on FHLB of Boston stock	331	390	287
Interest on overnight investments	187	731	595
Total interest and dividend income	129,378	96,339	69,055
Interest expense
Interest on deposits	7,295	15,641	5,023
Interest on borrowed funds	1,406	2,002	444
Interest on subordinated debt	444	—	—
Total interest expense	9,145	17,643	5,467
Net interest and dividend income	120,233	78,696	63,588
Provision for credit losses	18,310	3,004	1,502
Net interest and dividend income after provision for credit losses	101,923	75,692	62,086
Noninterest income
Wealth management revenue	29,751	26,499	25,191
Deposit account fees	2,595	3,185	3,071
ATM/Debit card income	1,308	1,413	1,180
Bank owned life insurance income	747	612	526
Gain (loss) on disposition of investment securities	69	(79)	2
Gain on loans sold	1,850	1,170	99
Loan related derivative income	1,479	1,674	1,651
Other income	1,726	1,927	1,269
Total noninterest income	39,525	36,401	32,989
Noninterest expense
Salaries and employee benefits	58,975	47,494	41,212
Occupancy and equipment	13,004	10,855	9,072
Data processing	7,662	6,232	5,177
Professional services	4,190	3,623	3,258
Marketing	1,818	1,760	2,229
FDIC insurance (credit)	992	291	574
Nonoperating expenses	7,612	4,721	201
Other expenses	3,832	3,199	2,264
Total noninterest expense	98,085	78,175	63,987
Income before income taxes	43,363	33,918	31,088
Income tax expense	11,404	8,661	7,207
Net income	$31,959	$25,257	$23,881
Share data:
Weighted average number of shares outstanding, basic	6,289,481	4,629,255	4,061,529
Weighted average number of shares outstanding, diluted	6,344,409	4,661,720	4,098,633
Basic earnings per share	$5.07	$5.41	$5.82
Diluted earnings per share	$5.03	$5.37	$5.77

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net income	$31,959	$25,257	$23,881
Other comprehensive income, net of tax:
Available for sale securities
Unrealized holding gains(losses)	2,800	2,500	(242)
Less: reclassification adjustment for (gains)losses realized in net income	(57)	62	(2)
Total unrealized gains(losses) on available for sale securities	2,743	2,562	(244)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains(losses)	4,758	713	720
Less: reclassification adjustment for (gains)losses realized in net income	(1,354)	108	31
Defined benefit retirement plans
Change in retirement liabilities	(1,232)	623	89
Other comprehensive income	4,915	4,006	596
Comprehensive income	$36,874	$29,263	$24,477

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Years Ended December 31,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2017	$4,082	$35,663	$114,093	$(5,881)	$147,957
Cumulative effect of accounting changes	—	—	1,202	(1,202)	—
Net income	—	—	23,881	—	23,881
Other comprehensive income	—	—	—	596	596
Share based compensation and other share-based activity	25	2,608	—	—	2,633
Dividends declared ($1.96 per share)	—	—	(8,041)	—	(8,041)
Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026

Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	25,257	—	25,257
Other comprehensive income	—	—	—	4,006	4,006
Share based compensation and other share-based activity	20	2,150	—	—	2,170
Dividends declared ($2.04 per share)	—	—	(9,517)	—	(9,517)
Common stock issued for Optima merger	723	58,694	—	—	59,417
Common stock offering	551	37,651	—	—	38,202
Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes (Note 3)	—	—	(347)	—	(347)
Net income	—	—	31,959	—	31,959
Other comprehensive income	—	—	—	4,915	4,915
Share based compensation and other share-based activity	23	4,541	—	—	4,564
Dividends declared ($2.12 per share)	—	—	(13,083)	—	(13,083)
Common stock issued for Wellesley merger	1,503	85,660	—	—	87,163
Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,959	$25,257	$23,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,310	3,004	1,502
Amortization(accretion) of deferred charges and fees net	(780)	166	777
(Accretion), depreciation, and amortization, net	(8,134)	828	1,888
Bank owned life insurance income	(747)	(612)	(526)
(Gain)/loss on disposition of investment securities	(69)	79	(2)
Share based compensation and other share-based activity	4,564	2,170	2,633
Change in accrued interest receivable	253	(162)	(634)
Deferred income tax (benefit)/expense	(665)	110	(721)
Change in other assets, net	(22,863)	(11,667)	(12,231)
Change in other liabilities, net	20,332	11,166	7,455
Change in loans held for sale	(5,363)	(1,546)	—
Net cash provided by operating activities	36,797	28,793	24,022
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(1,070,321)	(790,097)	(596,259)
Proceeds from principal payments of loans	1,022,516	524,907	387,537
Proceeds from loan pool sale	—	74,412	—
Proceeds from calls/maturities of securities available for sale	47,087	49,832	35,415
Purchase of securities available for sale	(140,570)	(23,450)	—
Proceeds from sales of securities available for sale	10,821	26,552	702
Proceeds from calls/maturities of securities held to maturity	56,007	72,655	33,064
Purchase of securities held to maturity	(33,818)	(48,906)	(84,261)
Proceeds from settlement of bank owned life insurance policies	—	—	676
Redemption (purchase) of FHLB of Boston stock	8,505	456	(2,602)
Purchase of banking premises and equipment	(2,218)	(1,896)	(1,155)
Net cash acquired in business combinations	43,063	2,063	—
Net cash used in investing activities	(58,928)	(113,472)	(226,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	422,866	171,961	74,421
Change in certificates of deposit	(138,213)	(101,928)	(38,467)
Change in borrowings	(224,989)	28,823	89,830
Proceeds from common stock offering (net of underwriting fees)	—	38,202	—
Redemption of subordinated debt	(10,000)	—	—
Cash dividends paid on common stock	(13,083)	(9,517)	(8,041)
Net cash provided by financing activities	36,581	127,541	117,743
Net change in cash and cash equivalents	14,450	42,862	(85,118)
Cash and cash equivalents at beginning of period	61,335	18,473	103,591
Cash and cash equivalents at end of period	$75,785	$61,335	$18,473
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,172	$17,918	$5,457
Income taxes	14,628	7,770	8,330
Significant non-cash transactions
Right-of-use assets for lessee operating leases	—	33,587	—
Right-of-use liabilities for lessee operating leases	—	35,054	—
Transfer of other real estate owned	2,293	163	—
Common Stock issued to shareholders due to merger	87,163	59,417	—
Fair value of assets acquired, net of cash acquired	961,668	548,801	—
Fair value of liabilities assumed	917,569	491,447	—

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The Company is a state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts, incorporated in 1983. The Company is the sole shareholder of the Bank, a Massachusetts trust company chartered in 1890 which is a commercial bank. The Company is a private bank offering a full range of private banking and wealth management services to our clients. The private banking business, the Company’s only reportable operating segment, is managed as a single strategic unit.

As a private bank, the Company focuses on four core services that center around client needs. The core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank offers a full range of commercial and consumer banking services through its network of 21 private banking offices in Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC Regulations.

Trust and investment management services are offered through the Bank’s private banking offices in Massachusetts and New Hampshire, and its wealth management offices located in Boston and Wellesley, Massachusetts and Concord, Manchester, and Portsmouth, New Hampshire. The Bank also has a non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., which allows non-New Hampshire residents the opportunity to take advantage of the state’s favorable trust laws. The assets held for wealth management clients are not assets of the Bank and, accordingly, are not reflected in the accompanying consolidated balance sheets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The allowance for credit losses, the valuation of deferred tax assets, and the valuation of assets acquired and liabilities assumed in business combinations are particularly subject to change.

Reclassifications

Certain amounts in the prior year’s financial statements may have been reclassified to conform with the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks, and overnight investments.

Investment Securities

Investment securities are classified as either ‘held to maturity’ or ‘available for sale’ in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.

Debt securities not classified as held to maturity are classified as available for sale and carried at fair value with unrealized after-tax gains and losses reported net as a separate component of shareholders’ equity. The Company classifies its securities based on its intention at the time of purchase.

Purchase premiums and discounts are recognized in interest income using the effective yield or straight-line method over the term of the securities, except for callable debt securities for which the purchase premiums are recognized through the earliest call date.  Gains and losses on the sale of debt securities are recorded on the trade date and determined using the specific identification method.

Allowance for Credit Losses- Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default (“PD/LGD”) basis taking into consideration the expected life of each security. Held to maturity securities which are issued by the United States of America (“U.S.”) or are guaranteed by U.S. federal agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s (“GSE”) ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. For securities which are not U.S. treasury or agency backed, risk ratings are generally sourced from Moody’s or Standard & Poor’s (“S&P”). The Company updates loss given default, probability of default, and recovery rates for each security as that information becomes available but no less than annually. The expected remaining life to maturity of each applicable security is updated quarterly. Any expected credit losses on held to maturity securities would be presented as an allowance rather than as a direct write-down through the consolidated statement of income if the Company does not intend to sell or believes that it is more-likely-than-not that the Company will be required to sell the security.

Allowance for Credit Losses-Available for Sale Securities

The Company measures expected credit losses on available for sale securities based upon the gain or loss position of the security. For available-for sale debt securities in an unrealized loss position, which the Company does not intend to sell, or it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value in earnings.

Prior to the adoption of Topic 326 on January 1, 2020, declines in the fair value of investment securities below their amortized cost that were deemed to be other-than-temporary were reflected in earnings as realized losses to the extent the impairment was related to credit losses. The amount of the impairment related to other factors was recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considered: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.

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

Allowance for Credit Losses - Loans

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes. For periods beyond a reasonable and supportable forecast interval, the Company reverts to historical information over a period for which comparable data is available. The historical information either experienced by the Company, or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, the Company reassesses the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The Company generally segments its loan receivable population into homogeneous pools of loans. Consistent with the Company’s other assumptions, the Company regularly reviews segmentation to determine whether the segmentation pools remain relevant as risk characteristics change. When a loan no longer meets the criteria of its initial pooling as a result of credit deterioration or other changes, the Company may evaluate the credit for estimated losses on an individual basis if it determines that they no longer retain the same risk characteristics.  To the extent that there are a multitude of these loans with new similar credit characteristics, the Company would anticipate a change to the pooling methodology. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. For loans with real estate collateral, when management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company evaluates the loan allowance for credit losses quarterly. The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. The Company also considers its historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and interest rate changes.

The underlying assumption estimates and assessments the Company uses to estimate the allowance for credit losses reflects the Company’s best estimate of model assumptions and forecasted conditions at that time.  Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible and likely that the Company will experience credit losses that are different from the current estimates.

The provision for credit losses charged to income is based on management’s judgment of the amount necessary to maintain the allowance at a level to provide for probable inherent credit losses as of the evaluation date. When management believes that the collectability of a loan’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for credit losses. Recoveries on loans that have been previously charged off are credited to the allowance for loan losses, generally at the time cash is received on a charged-off account. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations through the provision for credit losses in the period in which they become known.

Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgage and home equity loans – The Company generally does not originate loans in these segments with a loan-to-value ratio greater than 80%, unless covered by private mortgage insurance, and in all cases not greater than a loan-to-value ratio of 97%. The Company does not originate subprime loans. Loans in these segments are secured by one-to-four family residential real estate, and repayment is primarily dependent on the credit quality of the individual borrower.

Commercial mortgage loans – This includes multi-family properties and construction. The Company generally does not originate loans in this segment with a loan-to-value ratio greater than 75%. Loans in this segment are secured by owner-occupied and nonowner-occupied commercial real estate, and repayment is primarily dependent on the cash flows of the property (if nonowner-occupied) or of the business (if owner-occupied).

Commercial & industrial loans – Loans in this segment are made to businesses and are generally secured by equipment, accounts receivable, or inventory, as well as the personal guarantees of the principal owners of the business, and repayment is primarily dependent on the cash flows generated by the business.  In addition, this segment includes loans issued under the United States Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).  These loans are guaranteed and are not evaluated for an allowance for credit losses because the Company expects the guarantees will be effective, if necessary.

Consumer loans – Loans in this segment are made to individuals and can be secured or unsecured. Repayment is primarily dependent on the credit quality of the individual borrower.

The majority of the Company’s loans are concentrated in Eastern Massachusetts and Southern New Hampshire and therefore the overall health of the local economy, including unemployment rates, vacancy rates, and consumer spending levels, can have a material effect on the credit quality of all of these portfolio segments.

The process to determine the allowance for credit losses requires management to exercise considerable judgment regarding the risk characteristics of the loan portfolio segments and the effect of relevant internal and external factors.

Allowance for Credit Losses- Unfunded Commitments

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

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they may be susceptible to significant change.

Effective January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. The Company evaluates acquired loans for deterioration in credit quality based on, but not limited to, the following: (1) non-accrual status; (2) troubled debt restructured designation; (3) risk ratings of special mention, substandard or doubtful; (4) watchlist credits; and (5) delinquency status, including loans that are current on acquisition date, but had been previously delinquent. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans.

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as provision for credit losses. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Loan Losses

Prior to the adoption of CECL on January 1, 2020, the Company calculated provision for loan losses and the level of the allowance for loan losses to reflect management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management used a systematic process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, an estimate was made by management of the allowance needed for each of the following segments of the loan portfolio: (a) residential mortgage loans, (b) commercial mortgage loans, (c) home equity loans, (d) commercial & industrial loans, and (e) consumer loans. Portfolio segments were further disaggregated into classes of loans. The establishment of the allowance for each portfolio segment was based on a process that evaluated the risk characteristics relevant to each portfolio segment and took into consideration multiple internal and external factors. Internal factors included, but were not limited to, (a) historic levels and trends in charge-offs, delinquencies, risk ratings, and foreclosures, (b) level and changes in industry, geographic, and credit concentrations, (c) underwriting policies and adherence to such policies, (d) the growth and vintage of the portfolios, and (e) the experience of, and any changes in, lending and credit personnel. External factors included, but were not limited to, (a) conditions and trends in the local and national economy and (b) levels and trends in national delinquent and non-performing loans.

The Bank evaluated certain loans individually for specific impairment. A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Loans were selected for evaluation based upon internal risk rating, delinquency status, or non-accrual status. A specific allowance amount was allocated to an individual loan when such loan had been deemed impaired and when the amount of the probable loss was able to be estimated. Estimates of loss were determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan was collateral dependent.

Loans Held for Sale

Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale at the time of their origination and are carried at the lower of cost or fair value on an individual loan basis. Changes in fair value relating to loans held for sale below the loans cost basis are charged against gain on loans sold. Gains and losses on the actual sale of the residential loans are recorded in earnings as net gains (losses) on loans sold on the consolidated statements of income.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain active and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Since the Company is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received in excess of cash surrender value, are recorded in other noninterest income, and are not subject to income taxes. Applicable regulations generally limit the Company’s investment in bank-owned life insurance to 25% of our Tier 1 capital plus its allowance for credit losses. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and at least annually thereafter.

Banking Premises and Equipment

Land is stated at cost. Buildings, leasehold improvements, and equipment are stated at cost, less accumulated depreciation, and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. The cost of ordinary maintenance and repairs is charged to expense when incurred.

Leases

The Company leases office space, certain branch locations under noncancelable operating leases, and two automated teller machine (“ATM”) locations, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right of use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated.

Marketing Expense

Advertising costs are expensed as incurred.

Other Real Estate Owned

Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for credit losses. Expenses and subsequent adjustments to the fair value are treated as noninterest expense through other expenses.

Goodwill, Core Deposit Intangibles, and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Core deposit intangible (“CDI”) represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. There was no goodwill impairment recognized during 2020, 2019, or 2018. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the CDI on a straight-line basis over a ten-year period.

Mortgage servicing rights (“MSR”) are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing rights retained. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. For purposes of measuring impairment, the underlying loans are stratified into relatively homogeneous pools based on predominant risk characteristics which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the state of New Hampshire, the state of Maine, and other states as required. For the tax year ended December 31, 2020, the Company expects to will file taxes in Massachusetts, New Hampshire, and Maine.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expenses in the period of enactment. Deferred tax assets are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized.

Interest and penalties related to unrecognized tax benefits, if incurred, are recognized as a component of income tax expense.

Wealth Management Fee Revenue

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

The Company also earns trust fees for servicing as trustee for certain clients.  As trustee, the Company serves as a fiduciary, administers the client’s trust, and in some cases, manages the assets of the trust.  The Company’s performance obligation under these agreements is satisfied over time as the administrative and management services are provided.  Fees are recognized monthly based on a percentage of the market value of the account or at a fixed annual rate as outlined in the agreement.  The Company also earns fees for trust related activities.  The Company’s performance obligation under these agreements is satisfied at a point in time and recognized when these services have been performed.

Other Banking Fee Income

The Company charges a variety of fees to its clients for services provided on the deposit and deposit management related accounts.  Each fee is either transaction-based or assessed monthly.  The types of fees include service charges on accounts, overdraft fees, wire transfer fees, maintenance fees, ATM fee charges, and other miscellaneous charges related to the accounts.  These fees are not governed by individual contracts with clients.  They are charged to clients based on disclosures presented to these clients upon opening these accounts, along with updated disclosures when changes are made to the fee structures.  The transaction-based fees are recognized in revenue when charged to the client based on specific activity on the client’s account.  Monthly service and maintenance charges are recognized in the month they are earned and are charged directly to the client’s account.

Pension and Retirement Plans

The Company sponsors a defined benefit pension plan (the “Pension Plan”) and a postretirement health care plan covering substantially all employees hired before May 2, 2011. Effective December 31, 2017, the accrual of benefits for all participants in the Pension Plan was frozen.  Benefits for the postretirement health care plan are based on years of service. Expense for the postretirement health care plan is recognized over the employee’s service life utilizing the projected unit credit actuarial cost method.  Effective November 7, 2019, the postretirement health care plan was frozen for employees hired after that date.

The Company also sponsors non-qualified retirement programs that provide supplemental retirement benefits to certain current and former executives. Prior to 2016, the Company provided individual non-qualified defined benefit supplemental executive retirement plans (“DB SERPs”) to certain executives. The DB SERPs generally provide for an annual benefit payable in equal monthly installments following the executive’s retirement and continuing for at least the remainder of his or her lifetime, with such annual benefit generally based on the executive’s years of service and his or her highest three consecutive years of base salary and bonus. In 2016, the Company’s Board of Directors discontinued the use of DB SERPs for new entrants to the Company’s non-qualified retirement programs. Instead, new entrants are provided with individual non-qualified defined contribution supplemental executive retirement plans (“DC SERPs”). Under the DC SERPs, the Company may contribute an amount equal to 10% of the executive’s base salary and bonus to his or her account under the Company’s non-qualified deferred compensation plan, the Executive Deferred Compensation Plan. Expense for the DB SERPs is recognized over the executive’s service life utilizing the projected unit credit actuarial cost method. Expense for the DC SERPs is recognized as incurred.

The Company maintains a Profit-Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. Beginning in 2018, the Company matched employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive. Each year, the Company may also make a discretionary contribution to the PSP based on eligible salary, bonus, and incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. Effective January 1, 2019, employees were eligible to participate in the discretionary contribution portion of the PSP on the first date of their initial date of service. During 2018, employees were eligible to participate in the discretionary contribution portion of the PSP after completing 12 months of employment, and 1,000 hours of service. The employee must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution.

Share-Based Compensation

Share-based compensation plans provide for stock option awards, restricted stock awards, time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PRSUs”).

Compensation expense for restricted stock awards is recognized over the service period based on the fair value at the date of grant. RSUs and PRSUs are valued at the fair market value of the Company’s common stock as of the award date. PRSUs’ compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. If the goals are not met, vesting does not occur, no compensation cost will be recognized and any recognized compensation costs will be reversed. Stock-based awards that do not require future service are expensed in the year of grant.

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level 1 are highly liquid cash instruments with quoted prices such as government or agency securities, listed equities, and money market securities, as well as listed derivative instruments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds, and over-the-counter derivatives.

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

Earnings per Common Share

Earnings per common share is computed using the two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 20 - Earnings Per Share.

Subsequent Events

Management has reviewed events occurring through March 15, 2021, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.
3.	Recently Issued and Adopted Accounting Standards

Accounting Pronouncements Yet to be Adopted

Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).  On March 12, 2020, the FASB issued ASU 2020-04 and related amendments to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients:

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
•

Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.  The Company is currently assessing the impact the adoption of this guidance will have on its consolidated balance sheets, statements of income, and cash flows.

Accounting Pronouncements Adopted in 2020

Accounting Standards Update 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for fair value measurement. The Company adopted the amended guidance on January 1, 2020 using the prospective method.

Accounting Standards Update 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). On August 28, 2018, the FASB issued guidance to remove, add, and clarify certain disclosures for defined benefit plans.  The standard became effective on December 31, 2020 for the Company.  The Company adopted this standard as of December 31, 2020.

Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, which has been codified under Topic 326, replaced the previous GAAP method of calculating loan losses. Previously, GAAP required the use of the incurred loss methodology versus ASU 2016-13 which utilizes an expected loss methodology. The current expected credit loss (“CECL”) methodology incorporates forecasting in addition to historical and current measures. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity and available for sale debt securities. The Company adopted ASU 2016-13 and related amendments on January 1, 2020 using a modified-retrospective approach for all financial assets measured at amortized cost and off-balance-sheet (“OBS”) credit exposures and recorded an additional allowance for credit loss of $481,000 before taxes and a corresponding decrease in retained earnings of $347,000, net of taxes. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

ASU 2016-13 also applies to OBS credit exposure not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar investment) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 - Leases (Topic 842).

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

4. Mergers

Wellesley Bancorp, Inc.

On June 1, 2020, the Company completed its merger with Wellesley Bancorp, Inc. (“Wellesley”), adding 6 banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger, each outstanding share of Wellesley common stock was converted into 0.580 shares of the Company’s common stock. As a result of the merger, former Wellesley stockholders received an aggregate of 1,502,814 shares of the Company's common stock.  The total consideration paid amounted to $88.8 million, based on the closing price of $58.00 of the Company's common stock, the value of Wellesley's exercisable options, and cash paid for fractional shares on May 31, 2020.

The Company accounted for the merger using the acquisition method pursuant to ASC Topic 805, “Business Combinations”. Accordingly, the Company recorded merger expenses of $6.4 million during the year ended at December 31, 2020.  Additionally, on June 1, 2020, the Company recorded $8.6 million in provision for credit losses to reflect the impact of CECL on the acquired loans.

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

Investments

The fair values of securities were based on quoted market prices for identical securities received from an independent, nationally recognized, third-party pricing service. Prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads, and estimated prepayment rates where applicable.

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

The Company accounted for the merger using the acquisition method and recorded total assets of $555.7 million, including $30.8 million in goodwill, and assumed total liabilities of $491.4 million. Additionally, the Company recorded merger expenses of $3.9 million during the year ended December 31, 2019.

5.	CASH AND CASH EQUIVALENTS

At December 31, 2020 and 2019, cash and due from banks totaled $75.8 million and $61.3 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston (“FRB”) at December 31, 2020. At December 31, 2019, the Company maintained $31.5 million of cash and cash equivalents at the FRB to satisfy reserve requirements. Additionally, at December 31, 2020 and 2019, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company also pledged cash collateral to derivative counterparties totaling $29.9 million and $10.4 million at December 31, 2020 and 2019, respectively. See Note 21 - Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6.	INVESTMENT SECURITIES

Investment securities have been classified in the accompanying consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$22,995	$641	$(19)	$23,617	$38,000	$—	$(152)	$37,848
Mortgage-backed securities	208,515	2,502	(387)	210,630	103,109	231	(858)	102,482
Corporate debt securities	2,742	41	—	2,783	—	—	—	—
Total available for sale securities	$234,252	$3,184	$(406)	$237,030	$141,109	$231	$(1,010)	$140,330

Held to maturity securities
U.S. GSE obligations	$—	$—	$—	$—	$5,000	$—	$—	$5,000
Mortgage-backed securities	137,435	6,784	(97)	144,122	161,759	2,751	(111)	164,399
Corporate debt securities	6,989	197	—	7,186	6,980	116	—	7,096
Municipal securities	103,248	5,643	(60)	108,831	84,433	3,252	(66)	87,619
Total held to maturity securities	$247,672	$12,624	$(157)	$260,139	$258,172	$6,119	$(177)	$264,114
Total	$481,924	$15,808	$(563)	$497,169	$399,281	$6,350	$(1,187)	$404,444

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMA”).

The amortized cost and fair value of investment securities, aggregated by contractual maturity, are shown below. Municipal securities are aggregated by the earliest of call date or contractual maturity. Maturities of mortgage-backed securities do not take into consideration scheduled amortization or prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At December 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	$—	$9,995	$9,983	$5,000	$5,150	$8,000	$8,484	$22,995	$23,617
Mortgage-backed securities	1	1	4,226	4,318	54,849	56,127	149,439	150,184	208,515	210,630
Corporate debt securities	1,001	1,002	1,741	1,781	—	—	—	—	2,742	2,783
Total available for sale securities	$1,002	$1,003	$15,962	$16,082	$59,849	$61,277	$157,439	$158,668	$234,252	$237,030

Held to maturity securities
Mortgage-backed securities	$—	$—	$2	$2	$60,933	$64,779	$76,500	$79,341	$137,435	$144,122
Corporate debt securities	—	—	6,989	7,186	—	—	—	—	6,989	7,186
Municipal securities	2,541	2,561	19,343	20,222	40,934	43,835	40,430	42,213	103,248	108,831
Total held to maturity securities	$2,541	$2,561	$26,334	$27,410	$101,867	$108,614	$116,930	$121,554	$247,672	$260,139
Total	$3,543	$3,564	$42,296	$43,492	$161,716	$169,891	$274,369	$280,222	$481,924	$497,169

The following tables show the Company’s investment securities with gross unrealized losses, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position at December 31, 2020:

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$4,981	$(19)	$—	$—	$4,981	$(19)
Mortgage-backed securities	91,094	(384)	944	(3)	92,038	(387)
Total available for sale securities	$96,075	$(403)	$944	$(3)	$97,019	$(406)

Held to maturity securities
Mortgage-backed securities	$16,340	$(97)	$—	$—	$16,340	$(97)
Municipal securities	6,221	(60)	—	—	6,221	(60)
Total held to maturity securities	$22,561	$(157)	$—	$—	$22,561	$(157)
Total	$118,636	$(560)	$944	$(3)	$119,580	$(563)

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$12,912	$(88)	$24,936	$(64)	$37,848	$(152)
Mortgage-backed securities	33,381	(265)	50,766	(593)	84,147	(858)
Total available for sale securities	$46,293	$(353)	$75,702	$(657)	$121,995	$(1,010)

Held to maturity securities
U.S. GSE obligations	$—	$—	$5,000	$—	$5,000	$—
Mortgage-backed securities	14,838	(27)	12,928	(84)	27,766	(111)
Municipal securities	4,934	(66)	—	—	4,934	(66)
Total held to maturity securities	$19,772	$(93)	$17,928	$(84)	$37,700	$(177)
Total temporarily impaired securities	$66,065	$(446)	$93,630	$(741)	$159,695	$(1,187)

The Company adopted Topic 326 on January 1, 2020 and did not record an allowance for credit losses on its investment securities as of  December 31, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Prior to January 1, 2020, investment securities were evaluated by management for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of December 31, 2020, 30 debt securities had gross unrealized losses, with an aggregate depreciation of 0.47% from the Company’s amortized cost basis. The largest unrealized dollar and percentage loss percentage of any single security was 2.07%, or $55,000.

The following table sets forth information regarding sales of investment securities and the resulting gains or losses from such sales:

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Amortized cost of securities sold	$10,752	$26,631	$700
Gross gains realized on securities sold	111	—	2
Gross losses realized on securities sold	(42)	(79)
Net proceeds from securities sold	$10,821	$26,552	$702

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. The following table summarizes the credit rating of the Company’s debt securities portfolio at December 31, 2020.

	December 31, 2020
	Mortgage- backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$210,630	$1,779	$—	$23,617	$236,026
BBB/BB/B	—	1,004	—	—	1,004
Total available for sale securities	$210,630	$2,783	$—	$23,617	$237,030
Held to maturity securities, at amortized cost
AAA/AA/A	$137,435	$6,989	$102,973	$—	$247,397
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$137,435	$6,989	$103,248	$—	$247,672
(1)

Includes Agency mortgage-backed pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or S&P. Each security contains a guarantee by the issuing GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

7.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

Loans outstanding are detailed by category as follows:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$535,804	$430,877
Mortgages - adjustable rate	734,593	467,139
Construction	25,495	17,374
Deferred costs net of unearned fees	2,976	2,176
Total residential mortgages	1,298,868	917,566

Commercial mortgage
Mortgages - non-owner occupied	1,064,317	870,047
Mortgages - owner occupied	153,474	114,095
Construction	139,075	76,288
Deferred costs net of unearned fees	2,096	144
Total commercial mortgages	1,358,962	1,060,574

Home equity
Home equity - lines of credit	102,460	73,880
Home equity - term loans	3,503	6,555
Deferred costs net of unearned fees	231	240
Total home equity	106,194	80,675

Commercial & industrial
Commercial & industrial	223,415	133,337
PPP loans	126,227	—
Unearned fees, net of deferred costs	(1,787)	(101)
Total commercial & industrial	347,855	133,236

Consumer
Secured	41,409	33,453
Unsecured	341	1,199
Deferred costs, net of unearned fees	19	25
Total consumer	41,769	34,677
Total loans	$3,153,648	$2,226,728

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided emergency economic relief to individuals and businesses impacted by the novel coronavirus (“COVID-19”) pandemic.  The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans.

An eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a two or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses.

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

Asset Quality

The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as non-accrual loans. The Company may use discretion regarding other loans over 90 days past due if the loan is well secured and/or in process of collection.

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	December 31, 2020
.	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,695	$3,917	$—	$132	$7,744
Loans past due >90 days, but still accruing	—	—	—	407	407
Troubled debt restructurings	689	—	—	122	811
Total	$4,384	$3,917	$—	$661	$8,962

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$1,298	$2,800	$12	$50	$4,160
Loans past due >90 days, but still accruing	527	486	—	251	1,264
Troubled debt restructurings	99	—	—	128	227
Total	$1,924	$3,286	$12	$429	$5,651

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status; as such the Company did not record any interest income on non-accrual loans during the years ended December 31, 2020 and 2019.

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

There was one new TDR during the year ended December 31, 2020. At December 31, 2020, four loans were determined to be TDRs with a total carrying value of $811,000. There were no TDR defaults during the year ended December 31, 2020.

As of December 31, 2019 three loans were determined to be TDRs with a total carrying value of $227,000. There were no TDR defaults during the year ended December 31, 2019.

The allowance for credit losses includes a specific reserve for these TDRs of approximately $90,000 as of December 31, 2020. The allowance for loan losses included a specific reserve for these TDRs of approximately $87,000 as of December 31, 2019.

As of December 31, 2020 and 2019, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions can suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019.  On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “Act”).  As a result of the Act, the suspension of TDR accounting has been extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President terminates.  The requirement that a loan be not more than 30 days past due as of December 31, 2019 is still applicable. In response to the COVID-19 and its economic impact to customers, a short-term modification program that complies with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at December 31, 2020 and will not be reported as past due during the deferral period. As of December 31, 2020, the Company had $23.1 million of loans in deferral.

Purchased Credit Deteriorated Loans

As part of the Wellesley merger, the Company purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans was $16.9 million at December 31, 2020.

These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the statement of income. On June 1, 2020, the Company acquired PCD loans with a fair value of $18.6 million and total discount of $825,000.  In connection with Topic 326, the fair value mark was reduced by $438,000, which represents the ACL amount recorded. The outstanding balance at December 31, 2020 and related allowance on PCD loans is as follows:

	Loan Balance	ACL Balance
	(dollars in thousands)
Residential Mortgages	$558	$10
Commercial Mortgages	15,114	300
Home Equity	106	3
Commercial & Industrial	1,128	37
Consumer loans	—	—
Total	$16,906	$350

Loans by Credit Quality Indicator.

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(in thousands)
Residential:
Current	$398,267	$221,019	$158,962	$144,256	$106,360	$265,620	$—	$1,294,484
Non-performing	—	—	782	58	1,454	2,090	—	4,384
Total	398,267	221,019	159,744	144,314	107,814	267,710	—	1,298,868

Home equity:
Current	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194
Non-performing	—	—	—	—	—	—	—	—
Total	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194

Consumer:
Current	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769
Non-performing	—	—	—	—	—	—	—	—
Total	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
	(in thousands)
Commercial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$282,870	$396,026	$197,473	$106,489	$126,537	$221,257	$—	$—	$1,330,652
7 (Special Mention)	—	872	13,445	1,270	85	8,304	—	—	23,976
8 (Substandard)	—	145	—	—	215	3,300	—	—	3,660
9 (Doubtful)	—	—	—	—	—	674	—	—	674
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$282,870	$397,043	$210,918	$107,759	$126,837	$233,535	$—	$—	$1,358,962
Commercial & Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$210,356	$51,424	$37,286	$23,700	$2,920	$7,373	$416	$—	$333,475
7 (Special Mention)	534	3,407	3,725	420	180	1,001	10	—	9,277
8 (Substandard)	1,333	1,116	544	—	1,907	203	—	—	5,103
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$212,223	$55,947	$41,555	$24,120	$5,007	$8,577	$426	$—	$347,855

	December 31, 2019
	Residential Mortgages	Home Equity	Consumer
	(dollars in thousands)
Credit risk profile based on payment activity:
Performing	$915,642	$80,663	$34,677
Non-performing	1,924	12	—
Total	$917,566	$80,675	$34,677

		Commercial Mortgages	Commercial & Industrial
Credit risk profile by internally assigned grade:
1-6 (Pass)		$1,050,037	$123,900
7 (Special Mention)		7,360	4,289
8 (Substandard)		3,177	5,047
9 (Doubtful)		—	—
10 (Loss)		—	—
Total		$1,060,574	$133,236

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

With respect to commercial real estate mortgages and commercial loans, the Bank utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days and Accruing
	(dollars in thousands)

Residential Mortgages	$12,647	$2,450	$2,335	$17,432	$1,281,436	$1,298,868	$—
Commercial Mortgages	1,080	—	674	1,754	1,357,208	1,358,962	—
Home Equity	843	353	—	1,196	104,998	106,194	—
Commercial & Industrial	276	1,917	409	2,602	345,253	347,855	407
Consumer loans	3,120	—	—	3,120	38,649	41,769	—
Total	$17,966	$4,720	$3,418	$26,104	$3,127,544	$3,153,648	$407

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days and Accruing
	(dollars in thousands)
Residential Mortgages	$8,710	$1,089	$1,047	$10,846	$906,720	$917,566	$527
Commercial Mortgages	811	—	3,161	3,972	1,056,602	1,060,574	486
Home Equity	57	12	—	69	80,606	80,675	—
Commercial & Industrial	272	226	251	749	132,487	133,236	251
Consumer loans	4	5	—	9	34,668	34,677	—
Total	$9,854	$1,332	$4,459	$15,645	$2,211,083	$2,226,728	$1,264

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2020.

Allowance for Credit Losses

The following tables contain changes in the allowance for credit losses disaggregated by loan category:

	For the Year Ended December 31, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Provision for acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(264)	—	(400)	(40)	—	(704)
Recoveries	—	—	—	250	15	—	265
Provision for (Release of)-loan portfolio	2,950	5,363	108	879	51	—	9,351
Allowance for credit losses - loan portfolio	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Acquired loan commitments	—	—	—	—	—	356	356
Provision for - unfunded commitments	—	—	—	—	—	322	322
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,004	1,004
Total allowance for credit loss	$13,067	$18,564	$552	$3,309	$524	$1,004	$37,020

	For the Year Ended December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768
Charge-offs	—	(1,270)	—	(338)	(48)	—	(1,656)
Recoveries	—	—	—	53	11	—	64
Provision for (Release of)	195	2,549	(56)	258	(29)	87	3,004
Balance at December 31, 2019	$5,141	$10,905	$461	$1,388	$198	$87	$18,180

	For the Year Ended December 31, 2018
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Impaired	Total
	(dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$5,047	$8,289	$630	$946	$315	$93	$15,320
Charge-offs	—	—	—	(73)	(36)	—	(109)
Recoveries	—	—	—	48	7	—	55
Provision for (Release of)	(101)	1,337	(113)	494	(22)	(93)	1,502
Balance at December 31, 2018	$4,946	$9,626	$517	$1,415	$264	$—	$16,768

The following tables contain period-end balances of the allowance for loan losses and related loans receivable disaggregated by impairment method:

	December 31, 2019
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Total
	(dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$87	$—	$87
Collectively evaluated for impairment	5,141	10,905	461	1,388	198	18,093
Total	$5,141	$10,905	$461	$1,475	$198	$18,180

Loans receivable
Individually evaluated for impairment	$764	$3,161	$92	$128	$—	$4,145
Collectively evaluated for impairment	916,802	1,057,413	80,583	133,108	34,677	2,222,583
Total	$917,566	$1,060,574	$80,675	$133,236	$34,677	$2,226,728

The following is information pertaining to impaired loans:

	For the Year Ended December 31, 2019
	Carrying Value	Average Carrying Value	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Commercial mortgage	$3,161	$1,385	$4,376	$—	$35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	4,019	2,172	5,449	—	41
With required reserve recorded:
Commercial and industrial	128	59	167	87	—
Total	128	59	167	87	—
Total:
Commercial and industrial	128	59	167	87	—
Commercial mortgage	3,161	1,385	4,376	—	35
Residential mortgage	765	691	940	—	5
Home equity	93	96	133	—	1
Total	$4,147	$2,231	$5,616	$87	$41

8.	FEDERAL HOME LOAN BANK OF BOSTON STOCK

As a voluntary member of the FHLB of Boston, the Bank is required to invest in stock of the FHLB of Boston (which is considered a restricted equity security) in an amount based upon its outstanding advances from the FHLB of Boston. At December 31, 2020 and 2019, the Bank’s investment in FHLB of Boston stock totaled $5.7 million and $7.9 million, respectively. No market exists for shares of this stock. The Bank’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Bank’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2020 and 2019, no impairment has been recognized.

9.	BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of property, leasehold improvements, and equipment is presented below:

	December 31,		Estimated
	2020	2019	Useful Lives
	(dollars in thousands)
Land	$1,516	$1,116
Building and leasehold improvements	20,017	17,817	3-30 years
Equipment, including vaults	17,097	13,686	3-20 years
Work in process	138	550
Subtotal	38,768	33,169
Accumulated depreciation and amortization	(20,610)	(18,413)
Total	$18,158	$14,756

Total depreciation expense for the years ended December 31, 2020, 2019, and 2018 amounted to $2.5 million, $2.0 million and $1.9 million, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.
10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.  At December 31, 2020 and 2019, the carrying value of goodwill, which is included in other assets, totaled $51.9 million and $31.2 million, respectively. Goodwill is tested for impairment, based on its fair value, at least annually. As of December 31, 2020 and 2019, no goodwill impairment has been recognized.

Core deposit intangibles.   The Company recorded an asset for the CDI of $3.6 million related to the Optima merger. Amortization of CDI assets totaled $361,000 and $271,000 for the years ended December 31, 2020 and 2019, respectively.  At December 31, 2020 and 2019, the carrying value of CDI assets totaled $3.0 million and $3.3 million, respectively. The weighted-average remaining amortization period for CDI was 8.3 years at December 31, 2020.

Mortgage servicing rights.  Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the years ended December 31, 2020, 2019, and 2018 were $60.5 million, $82.9 million, and $1.6 million, respectively.

An analysis of mortgage servicing rights, which are included in other assets, follows:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2017	$823	$(30)	$793
Mortgage servicing rights capitalized	20	—	20
Amortization charged against servicing income	(147)	—	(147)
Change in impairment reserve	(30)	30	—
Balance at December 31, 2018	$666	$—	$666

Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights acquired as a result of the merger	334	—	334
Mortgage servicing rights capitalized	618	—	618
Amortization charged against servicing income	(271)	—	(271)
Change in impairment reserve	—	(26)	(26)
Balance at December 31, 2019	$1,347	$(26)	$1,321

Balance at December 31, 2019	$1,347	$(26)	$1,321
Mortgage servicing rights acquired as a result of the merger	50	—	50
Mortgage servicing rights capitalized	536	—	536
Amortization charged against servicing income	(572)	—	(572)
Change in impairment reserve	—	(116)	(116)
Balance at December 31, 2020	$1,361	$(142)	$1,219

The fair value of the Company’s mortgage servicing rights portfolio was $1.2 million and $1.5 million as of December 31, 2020 and 2019, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for mortgage servicing rights portfolio was 3.3 years and 5.2 years at December 31, 2020 and 2019, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
2021	$370
2022	281
2023	205
2024	147
2025	82
Thereafter	134
Total	$1,219

11.	DEPOSITS

Deposits are summarized as follows:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,006,132	$630,593
Interest bearing checking	625,650	450,098
Money market	532,218	181,406
Savings	984,262	914,499
Retail certificates of deposit under $250,000	127,202	113,940
Retail certificates of deposit $250,000 or greater	96,831	61,258
Wholesale certificates of deposit	30,788	7,084
Total deposits	$3,403,083	$2,358,878

Certificates of deposit had the following schedule of maturities:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
2020	$—	$140,938
2021	215,206	30,240
2022	23,006	6,426
2023	11,997	3,071
2024	2,156	1,607
2025	2,456	—
Total certificates of deposit	$254,821	$182,282

Related Party Deposits

Deposit accounts of directors, executive officers, and their respective affiliates totaled $7.7 million and $7.2 million as of December 31, 2020 and 2019, respectively.
12.	BORROWINGS

Federal Home Loan Bank Advances

At December 31, 2020 and 2019, the Company had $15.0 million and $135.7 million of short-term advances outstanding from the FHLB of Boston, with a weighted average rate of 2.14% and 2.31%, respectively.

Information relating to long-term borrowings from the FHLB of Boston is presented below:

	December 31, 2020
	Amount	Rate
	(dollars in thousands)
2022	$595	1.84%
2023*	17,240	3.61
	$17,835	3.55%

*Includes a $15 million advance with an interest rate of 3.80%, that is callable by the FHLB of Boston on January 27, 2021.

There were no long-term borrowings outstanding at December 31, 2019.

Federal Reserve Bank PPP Loan Facility (“PPPLF”) Advances

During the year ended December 31, 2020, in order to fund a portion of the Company’s PPP loan originations, the Company borrowed $85.4 million from the Federal Reserve Bank’s PPPLF, which carried a rate of 0.35% fixed for the term of the corresponding PPP loan.  The Company pledged eligible PPP loans as collateral for the borrowings.  At December 31, 2020, all of the Company’s borrowings under the PPPLF were repaid.

Subordinated Debt

In the fourth quarter of 2020, the Company redeemed $10.0 million in subordinated debt, bearing a 6.0% coupon, which was assumed as part of the Wellesley merger.

Unused Borrowing Capacity with the FHLB of Boston and FRB Boston

All short- and long-term borrowings with the FHLB of Boston are secured by the Company’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 95% of the market value of certain U.S. Government and GSE obligations and 75% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at December 31, 2020 was approximately $672.0 million.

The Company also has a line of credit with the FRB Boston. At December 31, 2020 and 2019, the Company had pledged commercial real estate and commercial & industrial loans with aggregate principal balances of approximately $734.3 million and $316.4 million, respectively, as collateral for this line of credit. Based upon the collateral pledged, the Company’s unused borrowing capacity with the FRB Boston at December 31, 2020 and 2019 was approximately $562.4 million and $134.9 million, respectively.
13.	INCOME TAXES

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Current tax expense
Federal	$7,877	$5,954	$5,524
State	4,192	2,597	2,404
	12,069	8,551	7,928

Deferred tax expense (benefit)
Federal	(250)	(63)	(490)
State	(415)	173	(231)
	(665)	110	(721)
Total income tax expense	$11,404	$8,661	$7,207

The following is a reconciliation of the total income tax expense, calculated at statutory federal income tax rates, to the income tax provision in the consolidated statements of income:

	For the Year Ended December 31,
	2020		2019		2018
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(dollars in thousands)
Income tax expense at statutory rates	$9,106	21.0%	$7,123	21.0%	$6,528	21.0%
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	2,984	6.9	2,188	6.5	1,717	5.5
Tax-exempt income	(694)	(1.6)	(599)	(1.8)	(580)	(1.9)
ESOP dividends	(125)	(0.3)	(124)	(0.4)	(127)	(0.4)
Bank owned life insurance	(157)	(0.4)	(129)	(0.4)	(140)	(0.5)
Compensation limited under 162(m)	511	1.2	—	—	—	—
Benefit from stock compensation	—	—	(150)	(0.4)	(168)	(0.5)
Non-deductible acquisition Costs	186	0.4	236	0.7	—	—
Impact of CARES Act	(539)	(1.2)	—	—	—	—
Other	132	0.3	116	0.3	(23)	(0.1)
Total income tax expense	$11,404	26.3%	$8,661	25.5%	$7,207	23.2%

The Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) was signed into law on March 27, 2020, to help stimulate the United States economy. One of the business tax provisions of the CARES Act included allowing net operating losses (“NOL”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.  The effect of the Act allowed the Company to recognize lower tax expense associated with NOL carryforwards from 2018 and 2019 (as a result of the Optima merger) and resulted in a benefit of $539,000.

The Company’s 2020 and 2019 net deferred tax assets were measured using a 27.92% and 27.86% tax rate, respectively, and consisted of the following components:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Gross deferred tax assets
Allowance for credit losses	$10,336	$5,029
Accrued retirement benefits	1,576	1,592
Unrealized losses on available for sale securities	—	171
Incentive compensation	1,591	1,248
Equity based compensation	1,343	1,034
Lease liability	10,455	9,765
ESOP dividends	166	165
Loss carryforwards as a result of the Optima merger	21	877
Intangibles / Fair value marks (merger related)	1,971	472
Other	205	252
Total gross deferred tax assets	27,664	20,605

Gross deferred tax liabilities
Deferred loan origination costs	(1,434)	(911)
Unrealized gains on available for sale securities	(641)	—
Depreciation of premises and equipment	(1,816)	(1,021)
Right of use asset	(9,751)	(9,356)
Mortgage servicing rights	(340)	(368)
Goodwill	(115)	(113)
Derivative transactions	(1,928)	(607)
Total gross deferred tax liabilities	(16,025)	(12,376)
Net deferred tax asset	$11,639	$8,229

It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was required at either December 31, 2020 and 2019 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated in future periods to fully absorb deductible temporary differences.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company’s federal income tax returns are open and subject to examination from the 2017 tax return year and forward. The Company’s state income tax returns are open from the 2017 and later tax return years based on individual states’ statute of limitations.

14.	PENSION AND RETIREMENT PLANS

The Company has a noncontributory, defined benefit pension plan (“Pension Plan”) covering substantially all employees hired before May 2, 2011. Employees in positions requiring at least 1,000 hours of service per year were eligible to participate upon the attainment of age 21 and the completion of 12 months of service. Benefits are based primarily on years of service and the employee’s average monthly pay during the five highest consecutive plan years of the employee’s final ten years. On October 23, 2017, the Company announced its decision to freeze the accrual of benefits within the Pension Plan, effective December 31, 2017.  The Company also provides supplemental retirement benefits to certain current and former executive officers of the Company under the terms of Supplemental Executive Retirement Agreements (“Supplemental Retirement Plan”). Prior to 2016, the Company provided individual non-qualified defined benefit supplemental executive retirement plans (“DB SERPs”) to certain executives. The DB SERPs generally provide for an annual benefit payable in equal monthly installments following the executive’s retirement and continuing for at least the remainder of his or her lifetime, with such annual benefit generally based on the executive’s years of service and his or her highest three consecutive years of base salary and bonus. In 2016, the Company’s Board discontinued the use of DB SERPs for new entrants to the Company’s non-qualified retirement programs. Instead, new entrants are provided with individual non-qualified defined contribution supplemental executive retirement plans (“DC SERPs”). Under the DC SERPs, the Company may contribute an amount equal to 10% of the executive’s base salary and bonus to his or her account under the Company’s non-qualified deferred compensation plan, the Executive Deferred Compensation Plan. The Company also offers postretirement health care benefits for current and future retirees of the Bank. Certain employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. Effective November 7, 2019, the postretirement health care plan was frozen for employees hired after that date.  The Company uses a December 31st measurement date each year to determine the benefit obligations for these plans.

Projected benefit obligations and funded status were as follows:

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$45,401	$40,522	$9,622	$8,830
Service cost	—	—	355	283
Interest cost	1,438	1,680	283	349
Actuarial loss	4,827	4,670	840	770
Benefits paid	(1,549)	(1,471)	(595)	(610)
Obligation at end of year	50,117	45,401	10,505	9,622
Change in plan assets
Fair value at beginning of year	50,131	42,648	—	—
Actual return on plan assets	7,220	8,954	—	—
Employer contribution	—	—	595	610
Benefits paid	(1,549)	(1,471)	(595)	(610)
Fair value at end of year	55,802	50,131	—	—
Funded status at end of year	$5,685	$4,730	$(10,505)	$(9,622)

The discount rate used to calculate the benefit obligation for the 2020 fiscal year was 2.46%, as compared to 3.22%, for the 2019 fiscal year.  This discount rate decrease was the primary source of the increase in the benefit obligation during the year.

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
	(dollars in thousands)
Accumulated benefit obligation	50,117	45,401	9,909	9,207

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
	(dollars in thousands)
Other assets/(liabilities)	$5,685	$4,730	$(10,505)	$(9,622)

Amounts recognized in accumulated other comprehensive income (loss) consisted of:

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
	(dollars in thousands)
Net actuarial loss	$4,517	$3,709	$1,959	$1,128
Prior service credit	(3)	(7)	—	—
Total	$4,514	$3,702	$1,959	$1,128

The components of net periodic benefit cost and amounts recognized in other comprehensive income were as follows:

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$355	$283
Interest cost	1,438	1,680	283	349
Expected return on assets	(3,201)	(2,721)	—	—
Amortization of prior service credit	(4)	(4)	—	—
Amortization of net actuarial loss	—	154	8	—
Net periodic benefit cost	(1,767)	(891)	646	632
Amounts recognized in other comprehensive income
Net actuarial loss/(gain)	807	(1,563)	840	770
Amortization of prior service credit	4	4	—
Amortization of net actuarial loss	—	(154)	(8)	—
Total recognized in other comprehensive income	811	(1,713)	832	770
Total recognized in net periodic benefit cost and other comprehensive income	$(956)	$(2,604)	$1,478	$1,402

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
Discount rate	2.45%	3.22%	2.21%	3.04%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Plan		Supplemental Retirement Plan
	2020	2019	2020	2019
Discount rate	3.22%	4.23%	3.04%	4.10%
Expected long-term return on plan assets	6.50%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption for the Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio.

The Company maintains an Investment Policy for its Pension Plan. The objective of this policy is to seek a balance between capital appreciation, current income, and preservation of capital, with a longer-term weighting towards equities because of the extended time horizon of the Pension Plan.

The Investment Policy guidelines suggest that the target asset allocation percentages are from 30% to 60% in domestic large cap equities, from 5% to 20% in domestic small/mid cap equities, from 0% to 20% in international equities, and from 20% to 60% in cash and fixed income.

The Company’s Pension Plan weighted-average asset allocations by asset category were as follows:

	December 31,
	2020	2019
Equity securities	42%	53%
Debt securities	46	36
Other	9	3
Cash and equivalents	3	8
Total	100%	100%

The three broad levels of fair values used to measure the Pension Plan assets are as follows:

•	Level 1 – Quoted prices for identical assets in active markets.
•

Level 2 – Quoted prices for similar assets in active markets; quoted prices for identical or similar assets in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Company’s market assumptions.

The following table summarizes the various categories of the Pension Plan’s assets:

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$1,527	$—	$—	$1,527
Fixed income	—	14,402	—	14,402
Equity securities
Common stock
Large cap core	12,604	—	—	12,604
Small cap core	1,767	—	—	1,767
Mutual funds
Domestic equity	9,306	—	—	9,306
International	4,868	—	—	4,868
Domestic fixed income	11,328	—	—	11,328
Total	$41,400	$14,402	$—	$55,802

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$4,834	$—	$—	$4,834
Fixed income	—	7,197	—	7,197
Equity securities
Common stock
Large cap core	17,180	—	—	17,180
Small cap core	2,627	—	—	2,627
Mutual funds
Domestic equity	3,931	—	—	3,931
International	3,650	—	—	3,650
Domestic fixed income	10,712	—	—	10,712
Total	$42,934	$7,197	$—	$50,131

There were no transfers between fair value levels during the years ended December 31, 2020 and 2019.

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

Projected benefit obligations and funded status were as follows:

	Postretirement Healthcare Plan
	2020	2019
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$689	$598
Service cost	30	25
Interest cost	21	25
Actuarial loss	51	76
Benefits paid	(30)	(35)
Obligation at end of year	761	689
Change in plan assets
Fair value at beginning of year	—	—
Employer contribution	30	35
Benefits paid	(30)	(35)
Fair value at end of year	—	—
Funded status at end of year	$(761)	$(689)

	Postretirement Healthcare Plan
	2020	2019
	(dollars in thousands)
Accumulated benefit obligation	761	689

Amounts recognized in the consolidated balance sheets consisted of:

	Postretirement Healthcare Plan
	2020	2019
	(dollars in thousands)
Other liabilities	$(761)	$(689)

Amounts recognized in accumulated other comprehensive loss consisted of:

	Postretirement Healthcare Plan
	2020	2019
	(dollars in thousands)
Net actuarial (gain)/loss	$18	$(34)

The components of net periodic benefit cost and amounts recognized in other comprehensive income were as follows:

	Postretirement Healthcare Plan
	2020	2019
	(dollars in thousands)
Net periodic benefit cost
Service cost	$30	$25
Interest cost	21	25
Amortization of net actuarial gain	—	(3)
Net periodic benefit cost	51	47
Amounts recognized in other comprehensive income/(loss)
Net actuarial (gain) loss	51	76
Amortization of net actuarial loss	—	3
Total recognized in other comprehensive income	51	79
Total recognized in net periodic benefit cost and other comprehensive income	$102	$126

Weighted-average assumptions used to determine the projected benefit obligation are as follows:

	Postretirement Healthcare Plan
	2020	2019
Discount rate	2.52%	3.26%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Postretirement Healthcare Plan
	2020	2019
Discount rate	3.26%	4.22%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Assumed health care cost trend rates are as follows:

	Postretirement Healthcare Plan
	2020	2019
Health care cost trend rate assumed for next year	4.00%	4.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2020	2019

Benefits expected to be paid in the next ten years are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Year-ended December 31,
2021	$1,829	$594	$33	$2,456
2022	1,966	611	33	2,610
2023	2,081	608	33	2,722
2024	2,156	604	33	2,793
2025	2,232	600	33	2,865
2026-2030 inclusive	12,183	3,238	166	15,587
Ten year total	$22,447	$6,255	$331	$29,033

The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2021 are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Prior service credit	$3	$—	$—	$3

Employee Profit Sharing and 401(k) Plan

The Company maintains a Profit-Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. Each year, the Company may also make a discretionary contribution to the PSP. Effective in 2019, employees are eligible to participate in the discretionary contribution portion of the PSP on the first day of their initial date of service. In 2018, employees were eligible to participate in the discretionary contribution portion of the PSP after completing 12 months of employment, and 1,000 hours of service. The employee must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. Purchases of the Company’s stock by the ESOP will be funded by employer contributions or reinvestment of cash dividends.

Total expenses related to the Profit Sharing and ESOP Plans for the years ended December 31, 2020, 2019 and 2018, amounted to $3.6 million, $2.8 million, and $2.6 million, respectively.

Defined Contribution SERP Plan (“DC SERP”)

For executives participating in the DC SERP plan, the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the Company’s DC SERP for the years ended December 31, 2020, 2019, and 2018, amounted to $209,000, $167,000, and $209,000, respectively.
15.	SHARE-BASED COMPENSATION

In 2017, the Company adopted the 2017 Equity and Cash Incentive Plan (the “2017 Plan”) and all future awards will be made under the 2017 Plan. The 2017 plan permits the issuance of restricted stock, restricted stock units (both time and performance-based), stock options, and stock appreciation rights.

Restricted stock awards time-vest either over a three-year or five-year period and have been fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. A summary of restricted stock outstanding as of December 31, 2020 and 2019, and changes during the years ended on those dates, is presented below:

	2020		2019
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Restricted stock
Non-vested at beginning of year	36,121	$70.25	41,311	$65.10
Granted	12,790	72.48	11,330	75.67
Vested	(13,846)	66.55	(14,642)	60.55
Forfeited	(3,416)	67.50	(1,878)	65.33
Non-vested at end of year	31,649	$73.07	36,121	$70.25

Performance-based restricted stock units vest based upon the Company’s performance over a three-year period and have been fair valued as of the date of grant. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested performance-based restricted stock units outstanding as of December 31, 2020 and 2019, and changes during the years ended on those dates, is presented below:

	2020		2019
	Number of Units	Weighted Average Grant Value	Number of Units	Weighted Average Grant Value
Performance-based restricted stock units
Non-vested at beginning of year	57,256	$72.82	41,411	$66.39
Granted	36,067	71.36	28,542	73.00
Vested (Performance achieved)	(8,623)	62.54	(12,697)	46.00
Forfeited	(9,454)	70.21	—	—
Non-vested at end of year	75,246	$73.41	57,256	$72.82

Time-based restricted stock units vest over a three-year-period and have been fair valued as of the date of the grant. The holders of time-based restricted stock units do not participate in the rewards of stock ownership of the company until vested. A summary of non-vested time-based restricted stock units outstanding as of December 31, 2020 and 2019, and changes during the years ended on those dates, is presented below:

	2020		2019
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Time-based restricted stock units
Non-vested at beginning of year	12,658	$74.27	6,777	$76.56
Granted	9,120	74.69	8,132	73.00
Vested	(4,958)	74.62	(2,251)	76.56
Forfeited	(1,852)	70.86	—	—
Non-vested at end of year	14,968	$74.84	12,658	$74.27

The following table presents the amounts recognized in the Consolidated Statement of Income for restricted stock, time-based restricted stock units, and performance-based restricted stock units:

	December 31,
	2020	2019	2018
	(dollars in thousands)
Share-based compensation expense	$4,923	$2,632	$2,592
Related income tax benefit	$1,375	$733	$729

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. Total shares issued under the 2017 Plan in the years ended December 31, 2020 and 2019 were 8,403 and 4,484, respectively.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk included the following:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$584,520	$428,020
Origination of new loans	94,399	24,413
Standby letters of credit	9,430	9,150

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	17,644	3,909

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral supporting those commitments varies and may include real property, accounts receivable, or inventory.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include primary residences, accounts receivable, inventory, property, plant and equipment, and income-producing commercial real estate.

See Note 21 - Derivatives and Hedging Activities for a discussion of the Company’s derivatives and hedging activities.
17.	COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2021 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 - Leases (“ASU 2016-02”) and began recognizing its operating leases on its consolidated balance sheet by recording a lease liability, representing the Company’s legal obligation to make lease payments, and a right-of-use (ROU) Asset, representing the Company’s legal right to use the leased office space and banking centers. The Company, by policy, does not include renewal options for leases as part of its right-of-use assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements.

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

The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is determined as either the rate implicit in the lease or, when a rate cannot be readily determined, the Company’s incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term.

The components of operating lease cost and other related information are as follows:

	For the Year Ended December 31,
	2020	2019
	(dollars in thousands)
Operating lease cost	$6,691	$5,280
Variable lease cost (Cost excluded from lease payments)	2	2
Sublease income	(65)	(64)
Total operating lease cost	$6,628	$5,218
Other Information
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows for operating leases	$6,547	$5,027
Operating Lease - Operating cash flows (Liability reduction)	5,430	3,868
Right-of-use assets obtained in exchange for new operating lease liabilities	7,850	37,728
Weighted average lease term - operating leases	6.90 Years	8.15 Years
Weighted average discount rate - operating leases	2.98%	3.39%

The total minimum lease payments due in future periods under these agreements in effect at December 31, 2020 and December 31, 2019 were as follows:

Future Minimum
December 31, 2020	Lease Payments
(dollars in thousands)
2021	$7,173
2022	6,789
2023	6,362
2024	5,493
2025	4,517
Thereafter	11,347
Total minimum lease payments	41,681
Less: interest	(4,233)
Total lease liability	$37,448

Future Minimum
December 31, 2019	Lease Payments
(dollars in thousands)
2020	$5,478
2021	5,523
2022	5,371
2023	5,021
2024	4,355
Thereafter	14,553
Total minimum lease payments	40,301
Less: interest	(5,247)
Total lease liability	$35,054

Several lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $7.0 million, $5.7 million, and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the fourth quarter of 2020, the Company closed its South End branch location and a support office location in Boston.  At December 31, 2020, the Company determined the remaining right-of-use assets for these locations were fully impaired.  Impairment charges of $1.2 million were recorded as noninterest expenses, within nonoperating expenses, in the consolidated statement of income.

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

Additionally, the Company is required to maintain additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

Management believes that as of December 31, 2020 and 2019, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the FRB and the FDIC.

The Company adopted ASU 2016-13 on January 1, 2020.  The joint federal bank regulatory agencies issued an interim final rule that allows banking organizations to phase-in the effects of the CECL accounting standard in their regulatory capital, over a three-year period from January 1, 2022 through December 31, 2024.  The Company did not elect to delay the adoption of CECL and did not adopt the transition period for regulatory capital.

The Company’s and the Bank’s actual and required capital measures were as follows:

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$378,393	13.9%	$285,145	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	344,409	12.7%	230,832	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	344,409	12.7%	190,097	7.0%	N/A	N/A
Tier I capital (to average assets)	344,409	8.9%	155,009	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$376,209	13.9%	$285,117	10.5%	$271,540	10.0%
Tier I capital (to risk-weighted assets)	342,229	12.6%	230,809	8.5%	217,232	8.0%
Common equity tier I capital (to risk-weighted assets)	342,229	12.6%	190,078	7.0%	176,501	6.5%
Tier I capital (to average assets)	342,229	8.8%	154,999	4.0%	193,748	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2019
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$272,727	13.6%	$210,342	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	254,497	12.7%	170,277	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	254,497	12.7%	140,228	7.0%	N/A	N/A
Tier I capital (to average assets)	254,497	9.0%	113,365	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$271,034	13.5%	$210,341	10.5%	$200,325	10.0%
Tier I capital (to risk-weighted assets)	252,804	12.6%	170,276	8.5%	160,260	8.0%
Common equity tier I capital (to risk-weighted assets)	252,804	12.6%	140,227	7.0%	130,211	6.5%
Tier I capital (to average assets)	252,804	8.9%	113,364	4.0%	141,705	5.0%

19.COMPREHENSIVE INCOME

Comprehensive income is defined as all changes to shareholders’ equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as “other comprehensive income.” The Company’s other comprehensive income consists of unrealized gains or losses on securities held at year-end classified as available for sale and the component of the unfunded retirement liability computed in accordance with the requirements of ASC 715, “Compensation – Retirement Benefits.” The before-tax and after-tax amount of each of these categories, as well as the tax (expense)/benefit of each, is summarized as follows:

	For the Year Ended December 31, 2020			For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount
				(dollars in thousands)
Available for sale securities
Unrealized holding gains/(losses)	$3,630	$(830)	$2,800	$3,267	$(767)	$2,500	$(231)	$(11)	$(242)
Reclassification adjustment for (gains)/losses realized in net income	(73)	16	(57)	81	(19)	62	(2)	—	(2)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains(losses)	6,602	(1,844)	4,758	984	(271)	713	1,002	(282)	720
Reclassification adjustment for (gains)/losses recognized in net income	(1,879)	525	(1,354)	150	(42)	108	43	(12)	31
Defined benefit retirement plans
Net change in retirement liability	(1,695)	463	(1,232)	864	(241)	623	124	(35)	89
Total other comprehensive income	$6,585	$(1,670)	$4,915	$5,346	$(1,340)	$4,006	$936	$(340)	$596

Reclassifications out of accumulated other comprehensive income (“AOCI”) are presented below:

	For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	2018	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains (losses) on available for sale securities	$73	$(81)	$2	Gain (loss) on disposition of investment securities
Unrealized gains (losses) on derivatives	1,879	(150)	(43)	Interest on taxable loans
Tax (expense) benefit	(541)	61	12	Income tax expense
Net of tax	$1,411	$(170)	$(29)	Net income

20.	EARNINGS PER SHARE

The following represents a reconciliation between basic and diluted earnings per share:

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$31,959	$25,257	$23,881
Less dividends and undistributed earnings allocated to participating securities	(47)	(210)	(239)
Net income applicable to common shareholders	$31,912	$25,047	$23,642

Denominator:
Weighted average common shares outstanding	6,289	4,629	4,062
Earnings per common share – basic	$5.07	$5.41	$5.82

Earnings per common share - diluted:
Numerator:
Net income	$31,959	$25,257	$23,881
Less dividends and undistributed earnings allocated to participating securities	(47)	(210)	(239)
Net income applicable to common shareholders	$31,912	$25,047	$23,642

Denominator:
Weighted average common shares outstanding	6,289	4,629	4,062
Dilutive effect of common stock equivalents	55	33	37
Weighted average diluted common shares outstanding	6,344	4,662	4,099
Earnings per common share – diluted	$5.03	$5.37	$5.77

21.	DERIVATIVES and Hedging Activities

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	December 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$7,618	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$7,618			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	409,493	Other Assets	$38,415	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	409,493	Other Liabilities	38,415
Risk participation agreements-out to counterparties	26,580	Other Assets	51	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,956	Other Liabilities	496
Total derivatives not designated as hedging instruments			$38,466			$38,911

	December 31, 2019
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$2,911	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$2,911			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	241,187	Other Assets	$12,980	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	241,187	Other Liabilities	12,980
Risk participation agreements-out to counterparties	19,000	Other Assets	21	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	88,489	Other Liabilities	250
Total derivatives not designated as hedging instruments			$13,001			$13,230

The following tables presents the effect of cash flow hedge accounting on AOCI as of the periods presented:

	For the Year Ended December 31, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component

	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$4,723	$5,650	$(927)	Interest Income	$1,879	$2,074	$(195)

	For the Year Ended December 31, 2019
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$984	$2,120	$(1,136)	Interest Income	$(150)	$—	$(150)

The Company estimates that an additional $2.5 million will be reclassified out of AOCI into earnings, as an increase to interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income as of the periods presented:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income in which the effects of cash flow hedges are recorded	$1,879	$(150)
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain (loss) reclassed from AOCI into income	$1,879	$(150)
Amount of loss reclassed from AOCI into income - Included Component	2,074	—
Amount of loss reclassed from AOCI into income - Excluded Component	$(195)	$(150)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31
		2020	2019	2018
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Other income	$155	$311	$276

Credit-risk-related Contingent Features

By entering into derivative transactions, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with institutional counterparties is remote.

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

The following tables present the information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as December 31, 2020 and 2019:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$46,084	$—	$46,084	$7,649	$—	$38,435

Offsetting of Derivative Liabilities
Derivative Liabilities	$38,911	$—	$38,911	$7,649	$30,724	$538

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2019
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$15,912	$—	$15,912	$3,128	$-	$12,784

Offsetting of Derivative Liabilities
Derivative Liabilities	$13,230	$—	$13,230	$3,128	$9,645	$457

As of December 31, 2020 and December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30.7 million and $9.6 million, respectively.  As of December 31, 2020 and December 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $29.9 million and $10.4 million, respectively, against these agreements. If the Company had breached any of these provisions at December 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $30.7 million and $9.6 million, respectively.

22.	FAIR VALUE MEASUREMENTS

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$75,785	$75,785	$61,335	$61,335
Securities available for sale	237,030	237,030	140,330	140,330
Securities held to maturity	247,672	260,139	258,172	264,114
Loans, net	3,117,632	3,092,021	2,208,548	2,160,087
Loans held for sale	6,909	7,101	1,546	2,051
FHLB Boston stock	5,734	5,734	7,854	7,854
Accrued interest receivable	9,514	9,514	7,052	7,052
Mortgage servicing rights	1,219	1,219	1,321	1,526
Interest rate contracts	7,618	7,618	2,911	2,911
Loan level interest rate swaps	38,415	38,415	12,980	12,980
Risk participation agreements out to counterparties	51	51	21	21

Financial liabilities
Deposits	3,403,083	3,403,832	2,358,878	2,358,089
Borrowings	32,992	34,284	135,691	135,744
Loan level interest rate swaps	38,415	38,415	12,980	12,980
Risk participation agreements in with counterparties	496	496	250	250

The Company follows ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, mortgage servicing rights, other real estate owned, and collateral dependent impaired loans.  The Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,617	$—	$23,617
Mortgage-backed securities	—	210,630	—	210,630
Corporate debt securities	—	2,783	—	2,783
Other assets
Interest rate swaps with customers	—	38,415	—	38,415
Risk participation agreements out to counterparties	—	51	—	51
Interest rate contracts	—	7,618	—	7,618
Other liabilities
Mirror swaps with counterparties	—	38,415	—	38,415
Risk participation agreements in with counterparties	—	496	—	496

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$37,848	$—	$37,848
Mortgage-backed securities	—	102,482	—	102,482
Other assets
Interest rate swaps with customers	—	12,980	—	12,980
Risk participation agreements out to counterparties	—	21	—	21
Interest rate contracts	—	2,911	—	2,911
Other liabilities
Mirror swaps with counterparties	—	12,980	—	12,980
Risk participation agreements in with counterparties	—	250	—	250

The following table presents the carrying value of assets held at December 31, 2020 and 2019, which were measured at fair value on a non-recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,219	$1,219
Loans held for sale	6,909	—	—	6,909
Individually evaluated collateral dependent loans	—	—	672	672
Other real estate owned	—	—	1,820	1,820
Total	$6,909	$—	$3,711	$10,620

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	1,546	—	—	1,546
Individually evaluated collateral dependent loans	—	—	2,541	2,541
Other real estate owned	—	—	163	163
Total	$1,546	$—	$2,704	$4,250

Individually evaluated collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

Loans held for sale. Loans held for sale are carried at the lower of fair value or carrying value (unpaid principal and unamortized loans fees).

Other Real Estate Owned. These properties are carried at fair value less estimated costs to sell.

Mortgage servicing rights. These assets are carried at the fair value determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors.

There were no transfers between fair value levels for the years ended December 31, 2020 and 2019.

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

Loans

For most categories of loans, fair values are estimated using projected future cash flows, discounted at rates based upon current rates at which similar loans would be made to borrowers with similar credit ratings, and for similar remaining maturities. Projected estimated cash flows are adjusted for prepayment assumptions, liquidity premium assumptions, and credit loss assumptions. Loans that are deemed to be impaired in accordance with ASC 310, Receivables, are valued based upon the lower of cost or fair value of the underlying collateral.

FHLB of Boston Stock

The fair value of FHLB of Boston stock equals its carrying value since such stock is only redeemable at its par value.

Deposits

The fair value of non-maturity deposit accounts is the amount payable on demand at the reporting date. This amount does not take into account the value of the Company’s long-term relationships with core depositors. The fair value of fixed-maturity certificates of deposit is estimated using a replacement cost of funds approach and is based upon rates currently offered for deposits of similar remaining maturities.

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

23.	Quarterly Results of Operations (unaudited)

2020 Quarters	Fourth	Third	Second	First
	(dollars in thousands, except share data)
Interest and Dividend Income	$35,870	$36,881	$30,531	$26,095
Interest Expense	1,789	1,919	1,742	3,695
Net Interest and Dividend Income	34,081	34,962	28,789	22,400
Provision for (Release of) Credit Losses	(120)	2,000	14,430	2,000
Net Interest and Dividend Income after Provision for Credit Losses	34,201	32,962	14,359	20,400
Noninterest Income	10,802	10,933	8,972	8,818
Noninterest Expense	27,127	25,445	25,587	19,925
Income (Loss) Before Taxes	17,876	18,450	(2,256)	9,293
Income Taxes	4,862	5,021	(540)	2,061
Net Income (Loss)	$13,014	$13,429	$(1,716)	$7,232
Share Data:
Average Shares Outstanding, Basic	6,897,450	6,918,692	5,912,889	5,397,040
Average Shares Outstanding, Diluted	6,970,542	6,954,324	5,912,889	5,432,099
Basic Earnings (Loss) Per Share	$1.88	$1.94	$(0.29)	$1.34
Diluted Earnings (Loss) Per Share	$1.86	$1.93	$(0.29)	$1.33

2019 Quarters	Fourth	Third	Second	First
	(dollars in thousands, except share data)
Interest and Dividend Income	$26,415	$26,336	$24,470	$19,118
Interest Expense	4,807	5,285	4,694	2,857
Net Interest and Dividend Income	21,608	21,051	19,776	16,261
Provision for (Release of) Loan Losses	331	2,170	596	(93)
Net Interest and Dividend Income after Provision for Loan Losses	21,277	18,881	19,180	16,354
Noninterest Income	9,933	10,366	8,145	7,957
Noninterest Expense	21,428	18,863	21,513	16,373
Income Before Taxes	9,782	10,384	5,812	7,938
Income Taxes	2,673	2,708	1,540	1,740
Net Income	$7,109	$7,676	$4,272	$6,198
Share Data:
Average Shares Outstanding, Basic	4,939,973	4,815,020	4,682,109	4,072,805
Average Shares Outstanding, Diluted	4,980,439	4,842,965	4,715,724	4,106,658
Basic Earnings Per Share	$1.43	$1.58	$0.91	$1.51
Diluted Earnings Per Share	$1.42	$1.57	$0.90	$1.49

24.	Condensed Financial Statements of Parent Company

The condensed balance sheets of Cambridge Bancorp, the Parent Company, as of December 31, 2020 and 2019 and the condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2020 are presented below. The statements of changes in shareholders’ equity are identical to the consolidated statements of changes in shareholders’ equity and are therefore not presented here.

Condensed Balance Sheet

	December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$1,920	$1,680
Goodwill	33	—
Other assets	260	13
Investment in subsidiary	399,519	284,868
Total assets	$401,732	$286,561
SHAREHOLDERS’ EQUITY
Shareholders’ equity	$401,732	$286,561
Total shareholders’ equity	$401,732	$286,561

Condensed Statements of Income

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Income
Dividends from subsidiary	$21,639	$10,732	$8,615
Total income	21,639	10,732	8,615
Expenses
Interest expense	444	—	—
Other expenses	110	132	116
Total expenses	554	132	116
Income before income taxes and equity in undistributed income of subsidiary	21,085	10,600	8,499
Income tax benefit	(153)	(36)	(32)
Income of parent company	21,238	10,636	8,531
Equity in undistributed income of subsidiary	10,721	14,621	15,350
Net income	$31,959	$25,257	$23,881

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,959	$25,257	$23,881
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax (benefit)/expense	(153)	—	—
Change in other assets, net	3,032	(13)	—
Change in other liabilities, net	444	—	—
Undistributed income of subsidiary	(10,721)	(14,621)	(15,350)
Net cash provided by operating activities	24,561	10,623	8,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in business combinations	(534)	(3,525)	—
Investment in subsidiary	—	(38,202)	—
Net cash (used in)/provided by investing activities	(534)	(41,727)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	452	38,576	761
Repurchase of common stock	(556)	(687)	(574)
Redemption of subordinate debt	(10,600)	—	—
Cash dividends paid on common stock	(13,083)	(9,517)	(8,041)
Net cash provided by/(used in) financing activities	(23,787)	28,372	(7,854)
Net increase (decrease) in cash	240	(2,732)	677
Cash at beginning of year	1,680	4,412	3,735
Cash at end of year	$1,920	$1,680	$4,412
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Significant non-cash transactions
Common Stock issued to shareholders due to merger	$87,163	$59,417	$—

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cambridge Bancorp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses

Critical Audit Matter Description

As described in Note 3 to the financial statements, on January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses, which introduces a Current Expected Credit Losses (CECL) model to estimate credit losses over the remaining expected life of the Company’s loan portfolio, rather than the incurred loss model applied in prior periods. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.

To estimate expected loan credit losses, the Company implemented new credit loss systems aligned with the CECL model and determined:

•	the method of calculation to be used;
•	the role of peer loss data and the appropriate peer group;

•	the economic factor(s) indicative of expected losses;
•	the length of the reasonable and supportable forecast period;
•	estimated loan cash flows and corresponding expected duration of loans;
•	the method of determining and applying qualitative factors.

We determined that performing procedures relating to these aspects of the Company’s adoption of ASU 2016-13 is a critical audit matter.  The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•

tests of the design and operating effectiveness of management’s controls covering the key assumptions and judgments of its CECL estimation model, and the selection and application of new accounting policies;

•

tests of the Company’s methodology for the determination of its peer group and the completeness and accuracy of information included in peer group data and how it is used in the Company’s allowance for credit loss calculation;

•	tests of the model loan cash flow and qualitative factor determinations.

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As described in Notes 2 and 7 to the financial statements, the Company has recorded an allowance for credit losses for its loan portfolio in the amount of $36.0 million as of December 31, 2020, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.  Management determined this amount, and corresponding provision for credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses which was adopted by the Company on January 1, 2020.

The Company’s methodology to determine its allowance for credit losses incorporates qualitative assessments of current loan portfolio and economic conditions and the application of forecasted economic conditions. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter. The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of qualitative factors and forecasted economic conditions. These procedures also included, among others, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

 To the Shareholders and the Board of Directors of Cambridge Bancorp:

Opinion on the Internal Control Over Financial Reporting

We have audited Cambridge Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the December 31, 2020 consolidated financial statements of the Company and our report dated March 15, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambridge Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2006 to 2019.

Boston, Massachusetts
March 16, 2020

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 16, 2020, the Company’s Audit Committee dismissed KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020, and all quarterly periods therein.  The Company’s Audit Committee participated in and approved the decision to change its independent registered public accounting firm.

The audit reports of KPMG on the consolidated financial statements of the Company as of and for the years ended December 31, 2019 and 2018 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified, or expected to be modified or qualified, as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through March 16, 2020, there were no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference in connection with its opinion to the subject matter, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K.

Also, on March 16, 2020, the Company engaged Wolf & Company, P.C. (“Wolf & Company”) as the Company’s independent registered public accounting firm starting with the fiscal year ending December 31, 2020.  The engagement was approved by the Company’s Audit Committee.  During the fiscal years ended December 31, 2019 and 2018, and the subsequent interim period prior to the engagement of Wolf & Company, the Company did not consult with Wolf & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2020 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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

Changes in Internal Controls over Financial Reporting

The Company adopted ASU 2016-13 and related amendments during the quarter ended March 31, 2020 and implemented additional controls for calculating the allowance for credit losses.  There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in 2020.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

Wolf & Company, P.C, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page 105, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the captions “Proposal 1: Election of Directors,” “Committees of the Board of Directors– Audit Committee,” “Information about the Company’s Executive Officers Who are not Directors,” and “Code of Ethics” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
2.

Financial Statement Schedules.  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable, or the information is included in the consolidated financial statements.

3.	Exhibits. The following exhibits are included as part of this Form 10-K.

(3) Index to Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated December 5, 2018, by and between Cambridge Bancorp, Cambridge Trust Company and Optima Bank & Trust Company (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on December 6, 2018)

2.2

Agreement and Plan of Merger, dated December 5, 2019, by and between Cambridge Bancorp, Cambridge Trust Company, Wellesley Bancorp, Inc., and Wellesley Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on December 5, 2019)

3.1	Articles of Organization (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on June 19, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

4.2#	Description of Cambridge Bancorp Securities Registered under Section 12 of the Securities Exchange Act of 1934.

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

10.3**	2016 Annual Incentive Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

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

10.8**	Change in Control Agreement with Mr. Michael Carotenuto, dated April 26, 2019 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on April 29, 2019)

10.9**	Agreement with Mr. Martin Millane, dated April 26, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on April 29, 2019)

10.10**	Change in Control Agreement with Mark D. Thompson, dated September 17, 2017 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on November 30, 2017)

10.11**	Change in Control Agreement with Ms. Jennifer Pline, dated April 26, 2019 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on April 29, 2019)

10.12**	Change in Control Agreement with Daniel R. Morrison, dated December 5, 2018 (incorporated by reference to Exhibit 10.18 of the Form 10-K filed with the SEC on March 18, 2019)

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

10.29**	Consulting Agreement with Mark D. Thompson, dated December 21, 2020 (incorporated by reference to Exhibit 10.1 of the Form 80K filed with the SEC on December 23, 2020)

10.30#**	Offer Letter for Thomas J. Fontaine, dated December 5, 2019

10.31#**	Change in Control Agreement with Thomas J. Fontaine, dated December 5, 2019

10.32#**	Cambridge Trust Company Supplemental Executive Retirement Agreement for Thomas J. Fontaine, dated December 5, 2019

21#	Subsidiaries of the Registrant

23.1#	Consent of Wolf & Company P.C. dated March 15, 2021

23.2#	Consent of KPMG LLP dated March 15, 2021

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive data File because XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)_

#	Filed herewith.
**	Management Compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

March 15, 2021	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer

March 15, 2021
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Denis K. Sheahan	Chairman, President & Chief Executive Officer	March 15, 2021
Denis K. Sheahan	(Principal Executive Officer)

/s/ Michael F. Carotenuto	Chief Financial Officer	March 15, 2021
Michael F. Carotenuto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeanette G. Clough	Director	March 15, 2021
Jeanette G. Clough

/s/ Thomas J. Fontaine	Executive Vice President and	March 15, 2021
Thomas J. Fontaine	Chief Banking Officer

/s/ Christine Fuchs	Director	March 15, 2021
Christine Fuchs

/s/ Simon R. Gerlin	Director	March 15, 2021
Simon R. Gerlin

/s/ Pamela A. Hamlin	Director	March 15, 2021
Pamela A. Hamlin

/s/ Kathryn M. Hinderhofer	Director	March 15, 2021
Kathryn M. Hinderhofer

/s/ Edward F. Jankowski	Director	March 15, 2021
Edward F. Jankowski

/s/ Hambleton Lord	Director	March 15, 2021
Hambleton Lord

/s/ Thalia M. Meehan	Director	March 15, 2021
Thalia M. Meehan

/s/ Daniel R. Morrison	Chief Executive Officer New	March 15, 2021
Daniel R. Morrison	Hampshire Market and Director

/s/ Leon A. Palandjian	Director	March 15, 2021
Leon A. Palandjian

/s/ Laila S. Partridge	Director	March 15,2021
Laila S. Partridge

/s/ Jody A. Rose	Director	March 15, 2021
Jody A. Rose

/s/ Cathleen A. Schmidt	Director	March 15, 2021
Cathleen A. Schmidt

/s/ R. Gregg Stone	Director	March 15, 2021
R. Gregg Stone

/s/ Mark D. Thompson	Director	March 15, 2021
Mark D. Thompson