Form 10-Q
period 2021-03-31
CAMBRIDGE BANCORP
filed 2021-05-06
CIK 711772

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant in Section 12(b) of the act:

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

As of April 30, 2021, the registrant had 6,960,050 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$226,633	$75,785
Investment securities
Available for sale, at fair value (amortized cost $223,597 and $234,252, respectively)	222,452	237,030
Held to maturity, at amortized cost (fair value $408,450 and $260,139, respectively)	402,358	247,672
Total investment securities	624,810	484,702
Loans held for sale, at lower of cost or fair value	3,353	6,909
Loans
Residential mortgage	1,294,366	1,298,868
Commercial mortgage	1,370,948	1,358,962
Home equity	98,740	106,194
Commercial & Industrial	380,938	347,855
Consumer	35,379	41,769
Total loans	3,180,371	3,153,648
Less: allowance for credit losses on loans	(35,646)	(36,016)
Net loans	3,144,725	3,117,632
Federal Home Loan Bank of Boston Stock, at cost	5,064	5,734
Bank owned life insurance	46,365	46,169
Banking premises and equipment, net	17,815	18,158
Right-of-use asset operating leases	33,386	34,927
Deferred income taxes, net	11,242	11,639
Accrued interest receivable	8,871	9,514
Goodwill	51,912	51,912
Merger related intangibles, net	2,887	2,977
Other assets	76,110	83,239
Total assets	$4,253,173	$3,949,297
Liabilities
Deposits
Demand	$1,154,869	$1,006,132
Interest bearing checking	675,578	625,650
Money market	687,578	532,218
Savings	983,173	984,262
Certificates of deposit	228,867	254,821
Total deposits	3,730,065	3,403,083
Borrowings	17,608	32,992
Operating lease liabilities	35,837	37,448
Other liabilities	61,990	74,042
Total liabilities	3,845,500	3,547,565
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,960,194 shares and 6,926,728 shares, respectively	6,960	6,927
Additional paid-in capital	226,841	226,967
Retained earnings	175,093	165,404
Accumulated other comprehensive income (loss)	(1,221)	2,434
Total shareholders’ equity	407,673	401,732
Total liabilities and shareholders’ equity	$4,253,173	$3,949,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$30,325	$23,338
Interest on tax-exempt loans	222	198
Interest on taxable investment securities	1,585	1,723
Interest on tax-exempt investment securities	658	595
Dividends on FHLB of Boston stock	—	101
Interest on overnight investments	31	140
Total interest and dividend income	32,821	26,095
Interest expense
Interest on deposits	1,275	3,129
Interest on borrowed funds	140	566
Total interest expense	1,415	3,695
Net interest and dividend income	31,406	22,400
Provision (release) for credit losses	(206)	2,000
Net interest and dividend income after provision (release) for credit losses	31,612	20,400
Noninterest income
Wealth management revenue	8,151	6,627
Deposit account fees	474	791
ATM/Debit card income	333	307
Bank owned life insurance income	196	160
Gain on loans sold	569	119
Loan related derivative income	671	510
Other income	455	304
Total noninterest income	10,849	8,818
Noninterest expense
Salaries and employee benefits	16,045	13,016
Occupancy and equipment	3,576	2,807
Data processing	2,034	1,685
Professional services	1,272	859
Marketing	463	256
FDIC insurance	336	179
Nonoperating expenses	—	253
Other expenses	493	870
Total noninterest expense	24,219	19,925
Income before income taxes	18,242	9,293
Income tax expense	4,743	2,061
Net income	$13,499	$7,232
Share data:
Weighted average number of shares outstanding, basic	6,907,861	5,397,040
Weighted average number of shares outstanding, diluted	6,987,216	5,432,099
Basic earnings per share	$1.95	$1.34
Diluted earnings per share	$1.92	$1.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net income	$13,499	$7,232
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(2,887)	2,500
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(322)	4,327
Less: reclassification adjustment for (gains) losses realized in net income	(454)	(81)
Defined benefit retirement plans
Change in retirement liabilities	8	(1)
Other comprehensive (loss) income	(3,655)	6,745
Comprehensive income	$9,844	$13,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes	—	—	(347)	—	(347)
Net income	—	—	7,232	—	7,232
Other comprehensive income	—	—	—	6,745	6,745
Share based compensation and other share-based activity	17	420	—	—	437
Dividends declared ($0.53 per share)	—	—	(2,869)	—	(2,869)
Balance at March 31, 2020	$5,418	$137,186	$150,891	$4,264	$297,759

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	13,499	—	13,499
Other comprehensive loss	—	—	—	(3,655)	(3,655)
Share based compensation and other share-based activity	33	(126)	—	—	(93)
Dividends declared ($0.55 per share)	—	—	(3,810)	—	(3,810)
Balance at March 31, 2021	$6,960	$226,841	$175,093	$(1,221)	$407,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,499	$7,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (release) for credit losses	(206)	2,000
Amortization (accretion) of deferred charges and fees, net	(382)	51
(Accretion), depreciation, and amortization, net	(763)	78
Bank owned life insurance income	(196)	(160)
Share-based compensation and other share based activity	(93)	437
Change in accrued interest receivable	643	180
Deferred income tax (benefit)/expense	1,730	2,265
Change in other assets, net	5,777	(23,741)
Change in other liabilities, net	(12,037)	19,613
Change in loans held for sale	3,556	(1,329)
Net cash provided by operating activities	11,528	6,626
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(353,256)	(158,477)
Proceeds from principal payments of loans	328,758	127,572
Proceeds from calls/maturities of securities available for sale	10,444	25,559
Proceeds from calls/maturities of securities held to maturity	12,099	11,139
Purchase of securities	(167,019)	—
Redemption of FHLB of Boston stock	670	1,586
Purchase of banking premises and equipment	(310)	(364)
Net cash provided by (used in) in investing activities	(168,614)	7,015
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	352,936	(5,600)
Change in certificates of deposit	(25,846)	37,026
Change in borrowings	(15,346)	(60,544)
Cash dividends paid on common stock	(3,810)	(2,869)
Net cash provided by (used in) financing activities	307,934	(31,987)
Net change in cash and cash equivalents	150,848	(18,346)
Cash and cash equivalents at beginning of period	75,785	61,335
Cash and cash equivalents at end of period	$226,633	$42,989
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,527	$3,696
Income taxes	1,590	—
Significant non-cash transactions
Transfer of other real estate owned	—	2,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2021 and December 31, 2020, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 15, 2021.
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

Management has reviewed events occurring through May 6, 2021, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these financial statements.
4.	Recently Issued Accounting Guidance

Accounting Pronouncements Yet to be Adopted

Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London-Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients:

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
5.	Cash and cash equivalents

At March 31, 2021 and December 31, 2020, cash and cash equivalents totaled $226.6 million and $75.8 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at March 31, 2021 and December 31, 2020.   Additionally, at March 31, 2021 and December 31, 2020, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state.  The Company also pledged cash collateral to derivative counterparties totaling $11.7 million and $29.9 million at March 31, 2021 and December 31, 2020, respectively. See Note 16- Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.
6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,995	$502	$(218)	$23,279	$22,995	$641	$(19)	$23,617
Mortgage-backed securities	197,861	1,632	(3,100)	196,393	208,515	2,502	(387)	210,630
Corporate debt securities	2,741	40	(1)	2,780	2,742	41	—	2,783
Total available for sale securities	$223,597	$2,174	$(3,319)	$222,452	$234,252	$3,184	$(406)	$237,030

Held to maturity securities
Mortgage-backed securities	$293,516	$5,374	$(3,036)	$295,854	$137,435	$6,784	$(97)	$144,122
Corporate debt securities	6,991	147	—	7,138	6,989	197	—	7,186
Municipal securities	101,851	4,158	(551)	105,458	103,248	5,643	(60)	108,831
Total held to maturity securities	$402,358	$9,679	$(3,587)	$408,450	$247,672	$12,624	$(157)	$260,139
Total	$625,955	$11,853	$(6,906)	$630,902	$481,924	$15,808	$(563)	$497,169

All of the Company’s mortgage-backed securities (“MBS”) have been issued by, or are collateralized by securities issued by, either Government National Mortgage Association (“Ginnie Mae” or “GNMA”), Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2021 or at December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$9,777	$(218)	$—	$—	$9,777	$(218)
Mortgage-backed securities	107,624	(3,098)	858	(2)	108,482	(3,100)
Corporate debt securities	772	(1)	—	—	772	(1)
Total available for sale securities	$118,173	$(3,317)	$858	$(2)	$119,031	$(3,319)

Held to maturity securities
Mortgage-backed securities	$115,877	$(3,036)	$—	$—	$115,877	$(3,036)
Municipal securities	20,159	(551)	—	—	20,159	(551)
Total held to maturity securities	$136,036	$(3,587)	$—	$—	$136,036	$(3,587)
Total	$254,209	$(6,904)	$858	$(2)	$255,067	$(6,906)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise Obligations	$4,981	$(19)	$—	$—	$4,981	$(19)
Mortgage-backed securities	91,094	(384)	944	(3)	92,038	(387)
Total available for sale securities	$96,075	$(403)	$944	$(3)	$97,019	$(406)

Held to maturity securities
Mortgage-backed securities	$16,340	$(97)	$—	$—	$16,340	$(97)
Municipal securities	6,221	(60)	—	—	6,221	(60)
Total held to maturity securities	$22,561	$(157)	$—	$—	$22,561	$(157)
Total	$118,636	$(560)	$944	$(3)	$119,580	$(563)

The Company adopted ASU-2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based upon the composition of the portfolio at period end.

As of March 31, 2021, 71 debt securities had gross unrealized losses, with an aggregate depreciation of 2.64% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $354,000, or 6.9% of its amortized cost. The largest unrealized loss percentage of any single security was 11.81%, or $316,000, of its amortized cost.

The Company believes that the nature and duration of impairment on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and the Company (a) does not intend to sell these securities before recovery and (b) that is more likely than not that the Company will not be required to sell these securities before recovery, and the Company does not expect to suffer a credit loss as of March 31, 2021.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At March 31, 2021	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,995	$9,777	$5,000	$5,105	$8,000	$8,397	$22,995	$23,279
Mortgage-backed securities	20	20	3,675	3,747	57,903	57,283	136,263	135,343	197,861	196,393
Corporate debt securities	1,000	1,000	1,741	1,780	—	—	—	—	2,741	2,780
Total available for sale securities	$1,020	$1,020	$15,411	$15,304	$62,903	$62,388	$144,263	$143,740	$223,597	$222,452

Held to maturity securities
Mortgage-backed securities	$—	$—	$2	$2	$58,604	$61,050	$234,910	$234,802	$293,516	$295,854
Corporate debt securities	4,496	4,576	2,495	2,562	—	—	—	—	6,991	7,138
Municipal securities	2,241	2,259	20,339	21,184	39,830	42,041	39,441	39,974	101,851	105,458
Total held to maturity securities	$6,737	$6,835	$22,836	$23,748	$98,434	$103,091	$274,351	$274,776	$402,358	$408,450
Total	$7,757	$7,855	$38,247	$39,052	$161,337	$165,479	$418,614	$418,516	$625,955	$630,902

There were no sales of investment securities during the three months ended March 31, 2021 and 2020.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$196,393	$1,772	$—	$23,279	$221,444
BBB/BB/B	—	1,008	—	—	1,008
Total available for sale securities	$196,393	$2,780	$—	$23,279	$222,452
Held to maturity securities, at amortized cost
AAA/AA/A	$293,516	$6,991	$101,851	$—	$402,358

	December 31, 2020
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$210,630	$1,779	$—	$23,617	$236,026
BBB/BB/B	—	1,004	—	—	1,004
Total available for sale securities	$210,630	$2,783	$—	$23,617	$237,030
Held to maturity securities, at amortized cost
AAA/AA/A	$137,435	$6,989	$102,973	$—	$247,397
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$137,435	$6,989	$103,248	$—	$247,672

(1)

Includes Agency MBS pass-through securities and collateralized mortgage obligations (“CMOs”) issued by U.S. Government Sponsored Enterprises (“GSEs”) such as Fannie Mae, Freddie Mac, and Ginnie Mae that are not rated by Moody’s or S&P. Each security contains a guarantee by the issuing GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

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

Loans outstanding are detailed by category as follows:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$550,121	$535,804
Mortgages - adjustable rate	712,662	734,593
Construction	27,964	25,495
Deferred costs, net of unearned fees	3,619	2,976
Total residential mortgages	1,294,366	1,298,868

Commercial mortgage
Mortgages - non-owner occupied	1,103,537	1,064,317
Mortgages - owner occupied	146,307	153,474
Construction	118,718	139,075
Deferred costs, net of unearned fees	2,386	2,096
Total commercial mortgages	1,370,948	1,358,962

Home equity
Home equity - lines of credit	95,465	102,460
Home equity - term loans	3,011	3,503
Deferred costs, net of unearned fees	264	231
Total home equity	98,740	106,194

Commercial & industrial
Commercial & industrial	214,962	223,415
PPP loans	169,858	126,227
Unearned fees, net of deferred costs	(3,882)	(1,787)
Total commercial & industrial	380,938	347,855

Consumer
Secured	33,816	41,409
Unsecured	1,549	341
Deferred costs, net of unearned fees	14	19
Total consumer	35,379	41,769
Total loans	$3,180,371	$3,153,648

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”), was signed into law on March 27, 2020, and provided emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  Among other things, the CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Payroll Protection Program (“PPP”).  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. In December 2020, many provisions of the CARES Act were extended through the end of 2021.

An eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses.

The PPP program is currently in its second round, and PPP loans are available both to first-time borrowers and to second-time borrowers that previously received funding in the first round. The current deadline to apply for a PPP loan in this second round is May 31, 2021. The maximum PPP loan size remains the same for the second round of the PPP program for first-time borrowers, but for second-time borrowers that received a PPP loan previously in the first round, the maximum size of a PPP loan in the second round is the lesser of: (1) 2.5 times its average monthly “payroll costs” or (2) $2.0 million.  Eligibility requirements for second-time borrowers are also more restrictive, so not all previous recipients of PPP loans will qualify for a second PPP loan. The SBA guarantee and loan forgiveness features of the PPP program remain similar in most material respects in the second round. The Company does not record an allowance for credit losses for PPP loans due to the SBA guarantee.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2021
.	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Nonaccrual loans	$3,694	$559	$374	$114	$4,741
Loans past due >90 days, but still accruing	—	—	—	1,826	1,826
Troubled debt restructurings	673	—	—	123	796
Total	$4,367	$559	$374	$2,063	$7,363

	December 31, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Total
	(dollars in thousands)
Non-performing loans:
Nonaccrual loans	$3,695	$3,917	$—	$132	$7,744
Loans past due >90 days, but still accruing	—	—	—	407	407
Troubled debt restructurings	689	—	—	122	811
Total	$4,384	$3,917	$—	$661	$8,962

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

There were no new TDRs during the three months ended March 31, 2021. At March 31, 2021, four loans were determined to be TDRs with a total carrying value of $796,000. There were no TDR defaults during the three months ended March 31, 2021.

At December 31, 2020, four loans were determined to be TDRs with a total carrying value of $811,000.  There were no TDR defaults during the year ended December 31, 2020.

The allowance for credit losses includes a specific reserve for TDRs of approximately $98,000 as of March 31, 2021 and $90,000 as of December 31, 2020.

As of March 31, 2021 and December 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions can suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019.  On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “Act”).  As a result of the Act, the suspension of TDR accounting has been extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President terminates. The requirement that a loan be not more than 30 days past due as of December 31, 2019 is still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans and will not be reported as past due during the deferral period. The Company had 45 loans totaling $37.5 million on deferral, or 1.2% of total loans outstanding, at March 31, 2021.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential:
Current	$125,322	$391,195	$182,155	$144,809	$121,621	$324,897	$—	$1,289,999
Non-performing	—	—	—	768	57	3,542	—	4,367
Total	125,322	391,195	182,155	145,577	121,678	328,439	—	1,294,366

Home equity:
Current	$—	$1,594	$4,702	$7,573	$6,827	$6,995	$70,675	$98,366
Non-performing	—	—	—	—	—	374	—	374
Total	$—	$1,594	$4,702	$7,573	$6,827	$7,369	$70,675	$98,740

Consumer:
Current	$2,476	$15,212	$2,969	$3,515	$2,623	$8,110	$474	$35,379
Non-performing	—	—	—	—	—	—	—	—
Total	$2,476	$15,212	$2,969	$3,515	$2,623	$8,110	$474	$35,379

	Credit Quality Indicator - by Origination Year as of March 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
	(dollars in thousands)
Commercial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$50,827	$277,751	$354,237	$196,373	$104,751	$337,648	$—	$—	$1,321,587
7 (Special Mention)	2,960	1,047	24,858	13,221	1,253	5,049	—	—	48,388
8 (Substandard)	—	—	—	—	—	973	—	—	973
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$53,787	$278,798	$379,095	$209,594	$106,004	$343,670	$—	$—	$1,370,948
Commercial & Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$95,343	$155,966	$43,097	$39,086	$23,263	$9,166	$403	$—	$366,324
7 (Special Mention)	—	484	7,131	402	397	1,242	10	—	9,666
8 (Substandard)	—	1,315	1,034	549	—	2,050	—	—	4,948
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$95,343	$157,765	$51,262	$40,037	$23,660	$12,458	$413	$—	$380,938

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential:
Current	$398,267	$221,019	$158,962	$144,256	$106,360	$265,620	$—	$1,294,484
Non-performing	—	—	782	58	1,454	2,090	—	4,384
Total	398,267	221,019	159,744	144,314	107,814	267,710	—	1,298,868

Home equity:
Current	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194
Non-performing	—	—	—	—	—	—	—	—
Total	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194

Consumer:
Current	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769
Non-performing	—	—	—	—	—	—	—	—
Total	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Revolving loans converted to term	Total
	(dollars in thousands)
Commercial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$282,870	$396,026	$197,473	$106,489	$126,537	$221,257	$—	$—	$1,330,652
7 (Special Mention)	—	872	13,445	1,270	85	8,304	—	—	23,976
8 (Substandard)	—	145	—	—	215	3,300	—	—	3,660
9 (Doubtful)	—	—	—	—	—	674	—	—	674
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$282,870	$397,043	$210,918	$107,759	$126,837	$233,535	$—	$—	$1,358,962
Commercial & Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$210,356	$51,424	$37,286	$23,700	$2,920	$7,373	$416	$—	$333,475
7 (Special Mention)	534	3,407	3,725	420	180	1,001	10	—	9,277
8 (Substandard)	1,333	1,116	544	—	1,907	203	—	—	5,103
9 (Doubtful)	—	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—	—
Total	$212,223	$55,947	$41,555	$24,120	$5,007	$8,577	$426	$—	$347,855

With respect to residential real estate mortgages, home equity, and consumer loans, the Company utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans are on nonaccrual or are more than 90 days past due but are still accruing or are restructured. These loans may contain greater than average risk.

With respect to CRE mortgages and commercial loans, the Company utilizes a 10 grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2021
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days and Accruing
	(dollars in thousands)
Residential Mortgages	$4,474	$1,652	$968	$7,094	$1,287,272	$1,294,366	$—
Commercial Mortgages	—	—	—	—	1,370,948	1,370,948	—
Home Equity	601	—	—	601	98,139	98,740	—
Commercial & Industrial	66	1	1,826	1,893	379,045	380,938	1,826
Consumer loans	1	—	—	1	35,378	35,379	—
Total	$5,142	$1,653	$2,794	$9,589	$3,170,782	$3,180,371	$1,826

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days and Accruing
	(dollars in thousands)
Residential Mortgages	$12,647	$2,450	$2,335	$17,432	$1,281,436	$1,298,868	$—
Commercial Mortgages	1,080	—	674	1,754	1,357,208	1,358,962	—
Home Equity	843	353	—	1,196	104,998	106,194	—
Commercial & Industrial	276	1,917	409	2,602	345,253	347,855	407
Consumer loans	3,120	—	—	3,120	38,649	41,769	—
Total	$17,966	$4,720	$3,418	$26,104	$3,127,544	$3,153,648	$407

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2021 and December 31, 2020.

Other Real Estate Owned (“OREO”)

As of March 31, 2021, the Company held other real estate owned assets of $1.8 million. OREO consists of real estate properties, which have primarily served as collateral to secure loans that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investments in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed assets is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. The Company’s OREO assets are currently under agreement to be sold.

Foreclosure Proceedings

 As of March 31, 2021, one loan secured by one to four family residential property amounting to $107,000 was in process of foreclosure.

Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended March 31,2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	19	4	—	23
Provision (Release) for loan portfolio	77	129	(189)	(350)	(57)	—	(390)
Allowance for credit losses - loan portfolio	$13,144	$18,693	$363	$2,978	$468	$—	$35,646
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Provision for - unfunded commitments	—	—	—	—	—	184	184
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,188	1,188
Total allowance for credit loss	$13,144	$18,693	$363	$2,978	$468	$1,188	$36,834

	For the Three Months Ended March 31, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Charge-offs	—	(187)	—	(89)	(14)	—	(290)
Recoveries	—	—	—	12	13	—	25
Provision for loan portfolio	275	1,610	54	40	64	—	2,043
Allowance for credit losses - loan portfolio	$7,477	$10,881	$310	$946	$549	$—	$20,163
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Provision for - unfunded commitments	—	—	—	—	—	(43)	(43)
Allowance for credit losses-unfunded commitments	—	—	—	—	—	283	283
Total allowance for credit loss	$7,477	$10,881	$310	$946	$549	$283	$20,446

The Company adopted Topic 326, and its related amendments, on January 1, 2020 using a modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Upon adoption, the Company recorded a $481,000 increase in the allowance for credit losses, which is shown in the table above, and a cumulative effect adjustment, which decreased retained earnings by $347,000, net of taxes, and is reflected in the Company’s statement of changes in shareholders’ equity for the three-months ended March 31, 2020.

8.	Income Taxes

The Company’s effective tax rate was 26.0% and 22.2% for the quarters ended March 31, 2021 and 2020, respectively.

Net deferred tax assets totaled $11.2 million and $11.6 million at March 31, 2021 and December 31, 2020. respectively. The Company did not record a valuation allowance for deferred tax assets at March 31, 2021 or December 31, 2020.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Current income tax expense (benefit)
Federal	$2,091	$(478)
State	922	274
Total current income tax expense (benefit)	3,013	(204)

Deferred income tax expense
Federal	1,182	1,600
State	548	665
Total deferred income tax expense	1,730	2,265
Total income tax expense	$4,743	$2,061

One of the business tax provisions of the CARES Act included allowing net operating losses (“NOLs”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.  This allowed the Company to recognize lower tax expense associated with NOLs and, combined with adjustments to state NOL rates, resulted in a benefit of $372,000 during the first quarter of 2020.

9.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2021	2020	2021	2020	2021	2020
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$106	$71	$9	$6
Interest cost	303	420	57	87	4	6
Expected return on assets	(892)	(680)	—	—	—	—
Amortization of prior service credit	(1)	(1)	—	—	—	—
Amortization of net actuarial (gain) loss	—	39	11	—	—	(1)
Net periodic benefit cost (credit)	$(590)	$(222)	$174	$158	$13	$11

The Company did not make any contributions to the qualified defined benefit pension plan during the three months ended March 31, 2021, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2021.

Employee Profit-Sharing and 401(k) Plan

The Company maintains a Profit-Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. Each year, the Company may also make a discretionary contribution to the PSP and employees are eligible to participate in the discretionary contribution portion of the PSP on the first day of their initial date of service. Additionally, employees must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. Purchases of the Company’s stock by the ESOP will be funded by employer contributions or reinvestment of cash dividends.

Total expenses related to the PSP and ESOP for the three months ended March 31, 2021 and March 31, 2020 amounted to $1.1 million and $966,000, respectively.

Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”)

For executives participating in the DC SERP, the Company may make a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended March 31, 2021 and March 31, 2020 amounted to $50,000 and $43,000, respectively.

10.	STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2021, the Company issued the following RSAs and RSUs from the 2017 Equity and Cash Incentive Plan.  RSAs time-vest either over a three-year or five-year period. RSUs vest over a three-year-period. The fair value of RSAs and RSUs is based upon the Company’s common stock closing share price on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested.

	Weighted-
	Average
Shares Granted	Fair Value at Grant Date	Type of Award
11,857	$76.77	RSAs
7,291	$76.77	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

On February 15, 2021, the Company granted 23,108 PRSUs. These PRSUs were issued from the 2017 Equity and Cash Incentive Plan and had a grant date fair value per share of $76.77, as determined by the closing price on grant date. PRSUs are subject to a three year performance period and are earned based on operating return on assets and operating diluted earnings per share growth performance as compared to the Company’s peer group as defined in the Company’s 2021 Proxy Statement filed with the Securities and Exchange Commission on March 17, 2021.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Stock based compensation expense	$1,375	$980
Related tax benefits	$384	$273

11.	Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential mortgage loans, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$605,217	$584,520
Origination of new loans	141,731	94,399
Standby letters of credit	9,708	9,430

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	1,674	17,644

12.	LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2021 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Operating lease cost	$1,768	$1,389
Variable lease cost (Cost excluded from lease payments)	—	—
Sublease income	(16)	(16)
Total Operating Lease Cost	$1,752	$1,373
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,854	$1,327
Operating Lease - Operating cash flows (Liability reduction)	1,597	1,026
Weighted average lease term - operating leases	6.74 Years	8.36 years
Weighted average discount rate - operating leases	3.00%	3.38%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2021 were as follows:

Future Minimum
March 31, 2021	Lease Payments
(dollars in thousands)
Remainder of 2021	$7,110
2022	6,655
2023	6,233
2024	5,141
2025	4,371
Thereafter	10,317
Total minimum lease payments	39,827
Less: interest	(3,990)
Total lease liability	$35,837

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.9 million and $1.5 million for the quarter ended March 31, 2021 and 2020, respectively.
13.	Shareholders’ Equity

As of March 31, 2021 and December 31, 2020, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$388,843	14.0%	$291,667	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	354,095	12.8%	236,112	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	354,095	12.8%	194,445	7.0%	N/A	N/A
Tier I capital (to average assets)	354,095	8.9%	159,823	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$385,674	13.9%	$291,639	10.5%	$277,752	10.0%
Tier I capital (to risk-weighted assets)	350,929	12.6%	236,089	8.5%	222,201	8.0%
Common equity tier I capital (to risk-weighted assets)	350,929	12.6%	194,426	7.0%	180,539	6.5%
Tier I capital (to average assets)	350,929	8.8%	159,813	4.0%	199,766	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$378,393	13.9%	$285,145	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	344,409	12.7%	230,832	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	344,409	12.7%	190,097	7.0%	N/A	N/A
Tier I capital (to average assets)	344,409	8.9%	155,009	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$376,209	13.9%	$285,117	10.5%	$271,540	10.0%
Tier I capital (to risk-weighted assets)	342,229	12.6%	230,809	8.5%	217,232	8.0%
Common equity tier I capital (to risk-weighted assets)	342,229	12.6%	190,078	7.0%	176,501	6.5%
Tier I capital (to average assets)	342,229	8.8%	154,999	4.0%	193,748	5.0%

14. Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) during the period, by component, net of tax:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding (losses) gains	$(3,923)	$1,036	$(2,887)	$3,241	$(741)	$2,500
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(447)	125	(322)	5,998	(1,671)	4,327
Reclassification adjustment for gains recognized in net income	(630)	176	(454)	(112)	31	(81)
Defined benefit retirement plans
Net change in retirement liability	11	(3)	8	(1)	—	(1)
Total Other Comprehensive Income (Loss)	$(4,989)	$1,334	$(3,655)	$9,126	$(2,381)	$6,745

Reclassifications out of AOCI that have an impact on net income are presented below:

Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on derivatives	$630	$112	Interest on taxable loans
Tax expense	(176)	(31)	Income tax expense
Net of tax	$454	$81	Net income

15.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$13,499	$7,232
Less dividends and undistributed earnings allocated to participating securities	(57)	(16)
Net income applicable to common shareholders	$13,442	$7,216

Denominator:
Weighted average common shares outstanding	6,908	5,397
Earnings per common share – basic	$1.95	$1.34

Earnings per common share - diluted:
Numerator:
Net income	$13,499	$7,232
Less dividends and undistributed earnings allocated to participating securities	(57)	(16)
Net income applicable to common shareholders	$13,442	$7,216

Denominator:
Weighted average common shares outstanding	6,908	5,397
Dilutive effect of common stock equivalents	79	35
Weighted average diluted common shares outstanding	6,987	5,432
Earnings per common share – diluted	$1.92	$1.33

16.	Derivative AND HEDGING ACTIVITIES

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

Interest Rate Swaps. The Company enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the borrower’s fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan related derivative income.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	March 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$6,498	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$6,498			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	433,862	Other Assets	$27,221	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	433,862	Other Liabilities	27,221
Risk participation agreements-out to counterparties	26,509	Other Assets	28	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,591	Other Liabilities	269
Total derivatives not designated as hedging instruments			$27,249			$27,490

	December 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$7,618	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$7,618			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	409,493	Other Assets	$38,415	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	409,493	Other Liabilities	38,415
Risk participation agreements-out to counterparties	26,580	Other Assets	51	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,956	Other Liabilities	496
Total derivatives not designated as hedging instruments			$38,466			$38,911

The following tables present the effect of cash flow hedge accounting on AOCI as of the periods presented:

	For the Three Months Ended March 31, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(1,077)	$(1,156)	$79	Interest Income	$630	$678	$(48)

	For the Three Months Ended March 31, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$5,998	$6,634	$(636)	Interest Income	$112	$161	$(49)

The Company estimates that an additional $2.5 million will be reclassified out of AOCI into earnings, as a reduction of interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of net income for the periods presented:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income in which the effects of cash flow hedges are recorded	$630	$112
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income	630	112
Amount of gain reclassed from AOCI into income - Included Component	678	161
Amount of loss reclassed from AOCI into income - Excluded Component	(48)	(49)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2021	2020
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$206	$178

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets as March 31, 2021 and December 31, 2020:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$33,747	$—	$33,747	$11,455	$—	$22,292

Offsetting of Derivative Liabilities
Derivative Liabilities	$27,490	$—	$27,490	$11,455	$10,680	$5,355

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$46,084	$—	$46,084	$7,649	$—	$38,435

Offsetting of Derivative Liabilities
Derivative Liabilities	$38,911	$—	$38,911	$7,649	$30,724	$538

As of March 31, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.7 million and $30.7 million, respectively. As of March 31, 2021, and December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $11.7 million and $29.9 million, respectively. If the Company had breached any of these provisions at March 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $10.7 million and $30.7 million, respectively.

17.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$226,633	$226,633	$75,785	$75,785
Securities available for sale	222,452	222,452	237,030	237,030
Securities held to maturity	402,358	408,450	247,672	260,139
Loans, net	3,144,725	3,117,989	3,117,632	3,092,021
Loans held for sale	3,353	3,269	6,909	7,101
FHLB Boston stock	5,064	5,064	5,734	5,734
Accrued interest receivable	8,871	8,871	9,514	9,514
Mortgage servicing rights	1,363	1,712	1,219	1,219
Interest rate contracts	6,498	6,498	7,618	7,618
Loan level interest rate swaps	27,221	27,221	38,415	38,415
Risk participation agreements out to counterparties	28	28	51	51

Financial liabilities
Deposits	3,730,065	3,730,344	3,403,083	3,403,832
Borrowings	17,608	18,709	32,992	34,284
Loan level interest rate swaps	27,221	27,221	38,415	38,415
Risk participation agreements in with counterparties	269	269	496	496

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,279	$—	$23,279
Mortgage-backed securities	—	196,393	—	196,393
Corporate debt securities	—	2,780	—	2,780
Other assets
Interest rate swaps with customers	—	27,221	—	27,221
Risk participation agreements out to counterparties	—	28	—	28
Interest rate contracts	—	6,498	—	6,498
Other liabilities
Mirror swaps with counterparties	—	27,221	—	27,221
Risk participation agreements in with counterparties	—	269	—	269

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,617	$—	$23,617
Mortgage-backed securities	—	210,630	—	210,630
Corporate debt securities	—	2,783	—	2,783
Other assets
Interest rate swaps with customers	—	38,415	—	38,415
Risk participation agreements out to counterparties	—	51	—	51
Interest rate contracts	—	7,618	—	7,618
Other liabilities
Mirror swaps with counterparties	—	38,415	—	38,415
Risk participation agreements in with counterparties	—	496	—	496

The following tables present the carrying value of assets held at March 31, 2021 and December 31, 2020, which were measured at fair value on a non-recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$3,353	$—	$—	$3,353
Individually evaluated collateral dependent loans	—	—	276	276
Other real estate owned	—	—	1,820	1,820
Total	$3,353	$—	$2,096	$5,449

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,219	$1,219
Loans held for sale	6,909	—	—	6,909
Individually evaluated collateral dependent loans	—	—	672	672
Other real estate owned	—	—	1,820	1,820
Total	$6,909	$—	$3,711	$10,620

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

Mortgage servicing rights. These assets are carried at the fair value determined by estimating the present value of future net cash flows, taking into consideration market loan repayment speeds, discount rates, servicing costs, and other economic factors.

There were no transfers between levels for the three months ended March 31, 2021 and March 31, 2020.

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

Loans

For most categories of loans, fair values are estimated using projected future cash flows, discounted at rates based upon current rates at which similar loans would be made to borrowers with similar credit ratings, and for similar remaining maturities. Projected estimated cash flows are adjusted for prepayment assumptions, liquidity premium assumptions, and credit loss assumptions. Loans that are deemed to be impaired in accordance with ASC 310, Receivables are valued based upon the lower of cost or fair value of the underlying collateral.

Federal Home Loan Bank of Boston Stock (“FHLB of Boston”)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 15, 2021 (the “2020 Form 10-K”).

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

•	disruptions to the credit and financial markets, either nationally or globally;
•	the duration and scope of the COVID-19 pandemic and its impact on levels of consumer confidence;
•	actions governments, businesses and individuals take in response to the COVID-19 pandemic;
•	the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies and economic activity;
•	the pace of recovery when the COVID-19 pandemic subsides;
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

•	the Dodd-Frank Act’s consumer protection regulations which could adversely affect the Company’s business, financial condition, or results of operations;
•	disruptions in the Company’s ability to access capital markets which may adversely affect its capital resources and liquidity;
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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of March 31, 2021, the Company had total assets of approximately $4.25 billion. The Bank operates 21 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of March 31, 2021, the Company had Assets under Management and Administration of approximately $4.27 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes its investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined security and fund selection, the Bank’s in-house investment team targets long-term capital growth while seeking to minimize downside risk. Our internally developed, research-driven process is managed by our skilled team of portfolio managers and analysts. We build portfolios consisting of our best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

The Company offers a wide range of services to commercial enterprises, non-profit organizations, and individuals. The Company emphasizes service to consumers and small- and medium-sized businesses in its market area. The Company makes commercial loans, commercial real estate (“CRE”) loans, construction loans, consumer loans, and real estate loans (including one-to-four family and home equity lines of credit), and accepts savings, money market, time, and demand deposits. In addition, the Company offers a wide range of commercial and personal banking services which include cash management, online banking, mobile banking, and global payments.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business, and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a CRE lender. However, in recent years the Company has diversified commercial operations within the areas of commercial and industrial (“C&I”) lending to include Renewable Energy, Innovation Banking, which works with primarily New England-based entrepreneurs, and asset-based lending that helps companies throughout New England and New York grow by borrowing against existing assets. Through its renewable energy lending efforts, the Company provides financing for the developers and operators of commercial renewable energy projects.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for credit losses and income taxes to be its critical accounting policies.

See “Management’s Discussion and Analysis—Critical Accounting Policies” in our 2020 Form 10-K, for a detailed discussion of the Company’s other critical accounting estimates and policies.

Recent Accounting Developments

See Note 4 to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

COVID-19

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally.

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested in 2020 or 2021. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on our business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees, and vendors all of which are uncertain and cannot be predicted.

If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected.

For a further discussion of the risks and uncertainties relating to COVID-19 on our results of operations and business condition, see Item 1A. Risk Factors.

Results of Operations

Results of Operations for the three months ended March 31, 2021 and March 31, 2020

General. Net income increased $6.3 million, or 86.7%, to $13.5 million for the quarter ended March 31, 2021, as compared to net income of $7.2 million for the quarter ended March 31, 2020, primarily due to a $11.2 million increase in net interest and dividend income after the provision (release) for credit losses, and a $2.0 million increase in noninterest income, which were partially offset by a $4.3 million increase in noninterest expenses, and higher income tax expense of $2.7 million. Diluted earnings per share were $1.92 for the first quarter of 2021, representing a 44.4% increase over diluted earnings per share of $1.33 for the same quarter last year.

Net Interest and Dividend Income. Net interest and dividend income before the provision (release) for credit losses increased by $9.0 million, or 40.2%, to $31.4 million, as compared to $22.4 million for the quarter ended March 31, 2020, primarily due to loan growth (both organic and as a result of the merger with Wellesley), lower cost of funds, interest income on PPP loans, and loan accretion associated with merger accounting.

•	Interest on loans increased by $7.0 million, or 29.8%, primarily due to loan growth, accretion associated with merger accounting and PPP related income.
•	Interest on deposits decreased by $1.9 million, or 59.3%, primarily due to lower cost of deposits, partially offset by deposit growth.

Total average interest-earning assets increased by $1.15 billion, or 43.2%, to $3.83 billion as of the quarter ended March 31, 2021, from $2.67 billion for the quarter ended March 31, 2020, primarily due to the merger with Wellesley in 2020 and organic loan growth. The Company’s net interest margin, on a fully taxable equivalent basis, decreased four basis points to 3.35% for the quarter ended March 31, 2021, as compared to 3.39% for the quarter ended March 31, 2020, and decreased 32 basis points as compared to 3.67% for the quarter ended December 31, 2020.

Interest and Dividend Income. Total interest and dividend income increased $6.7 million, or 25.8%, to $32.8 million for the quarter ended March 31, 2021, as compared to $26.1 million for the quarter ended March 31, 2020, primarily due to loan growth as a result of the merger with Wellesley in 2020, interest income on PPP loans, and loan accretion associated with merger accounting.

Interest Expense. Interest expense decreased $2.3 million, or 61.7%, to $1.4 million for the quarter ended March 31, 2021, as compared to $3.7 million for the quarter ended March 31, 2020, primarily driven by a decrease in cost of deposits, partially offset by deposit growth.

Average interest-bearing liabilities increased $603.8 million to $2.46 billion as of the quarter ended March 31, 2021, from $1.85 billion the quarter ended March 31, 2020, primarily related to the merger with Wellesley coupled with organic core deposit growth. The average cost of funds decreased to 0.15% for the quarter ended March 31, 2021 from 0.56% at the quarter ended March 31, 2020. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $393.1 million, an increase in average checking account balances of $175.6 million, an increase in average savings balances of $88.4 million, and an increase in average certificates of deposit balances of $52.0 million, partially offset by a decrease in average other borrowed funds of $105.4 million.

Provision for Credit Losses. The Company recorded a $206,000 release of provision for credit losses for the quarter ended March 31, 2021, as compared to a provision for credit losses of $2.0 million for the quarter ended March 31, 2020, due to changes in our assumptions both quantitatively and qualitatively.

The Company recorded net loan recoveries of $20,000 for the quarter ended March 31, 2021, as compared to net charge-offs of $265,000 for the quarter ended March 31, 2020.

Noninterest Income. Total noninterest income increased by $2.0 million, or 23.0%, to $10.8 million for the quarter ended March 31, 2021, as compared to $8.8 million for the quarter ended March 31, 2020, primarily as a result of increases in Wealth Management revenue, loan related derivative income, and higher gains on loans sold. Noninterest income was 25.7% of total revenue for the quarter ended March 31, 2021.

•

Wealth Management revenue increased by $1.5 million, or 23.0%, to $8.2 million for the first quarter of 2021, as compared to $6.6 million for the first quarter of 2020. Wealth Management Assets under Management and Administration were $4.27 billion as of March 31, 2021, an increase of $1.20 billion, or 38.9%, from $3.07 billion as of March 31, 2020, primarily due to appreciation within the equity markets and the merger with Wellesley.

•

Loan related derivative income increased by $161,000, or 31.6%, to $671,000 for the first quarter of 2021, as compared to $510,000 for the first quarter of 2020, due to increased loan volume and fair value adjustments.

•	Gain on loans sold increased by $450,000, to $569,000 as compared to $119,000 for the first quarter of 2020, due to increased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$8,006	$6,430
Financial planning fees and other service fees	145	197
Total wealth management revenues	$8,151	$6,627

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,994,152	$3,287,371
Gross client asset inflows	116,899	99,247
Gross client asset outflows	(100,759)	(73,054)
Net market impact	73,519	(381,171)
Balance at the end of the period	$4,083,811	$2,932,393
Weighted average management fee	0.80%	0.81%

There were no significant changes to the average fee rates and fee structure for the three months ended March 31, 2021 and 2020.

Noninterest Expense. Total noninterest expense increased by $4.3 million, or 21.6%, to $24.2 million for the quarter ended March 31, 2021, as compared to $19.9 million for the quarter ended March 31, 2020, primarily driven by increases in salaries and benefits expense, occupancy and equipment expense, data processing expense, and professional services.

•

Salaries and employee benefits expense increased $3.0 million driven by increased staffing related to the merger with Wellesley, merit increases, additions to support business initiatives, and higher employee benefit costs.

•

Occupancy and equipment expense increased $769,000 due to the operation of additional branches and office space as a result of the merger with Wellesley that was not reflected within the first quarter of 2020.

•	Data processing expense increased $349,000, primarily as a result of increased client transaction activity associated with the impact of the merger with Wellesley.
•	Professional services increased $413,000, primarily due to higher consulting fees during the quarter.

Income Tax Expense. The Company recorded a provision for income taxes of $4.7 million for the quarter ended March 31, 2021, as compared to $2.1 million for the same quarter in 2020. The Company’s effective tax rate was 26.0% for the quarter ended March 31, 2021, as compared to 22.2% for the quarter ended March 31, 2020. The increase in tax expense of $2.6 million is due to higher levels of pre-tax income for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in the effective tax rate for the three months ended March 31, 2021 as compared to March 31, 2020, reflects the recognition of benefits realized in 2020 related to net operating loss (“NOL”) carrybacks related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Changes in Financial Condition

Total Assets. Total assets increased $303.9 million, or 7.7%, from December 31, 2020 and were $4.25 billion as of March 31, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased by $150.8 million to $226.6 million at March 31, 2021 from $75.8 million at December 31, 2020.

Investment Securities. The Company’s total investment securities portfolio increased by $140.1 million, or 28.9%, from $484.7 million at December 31, 2020 to $624.8 million at March 31, 2021 as the Company partially invested excess cash.

Loans. Total loans increased by $26.7 million, or 0.8%, from December 31, 2020 and totaled $3.18 billion as of March 31, 2021.

•	Residential real estate loans decreased by $4.5 million, from $1.30 billion at December 31, 2020 to $1.29 billion at March 31, 2021 as a result of continued payoff activity.
•	CRE loans increased by $12.0 million, from $1.36 billion at December 31, 2020 to $1.37 billion at March 31, 2021.
•	C&I loans, excluding PPP loans, decreased by $8.4 million, from $223.7 million at December 31, 2020 to $ 215.3 million at March 31, 2021.
•

Loans under the Small Business Administration’s (“SBA”) Payroll Protection Program (“PPP”) amounted to $165.7 million at March 31, 2021, as compared to $126.2 million at December 31, 2020. PPP loans are included in C&I loans. Approximately

78% of the first round PPP loans have been or are in the process of being forgiven. Additionally, during the first quarter of 2021, the Company originated 557 second round PPP loans totaling $92.9 million.

Excluding PPP loans, total loans were lower by $14.8 million, or 0.5%, from December 31, 2020.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2021, our investment in bank-owned life insurance was $46.4 million, representing an increase of $196,000 from $46.2 million at December 31, 2020, primarily due to increases in the cash surrender value of the policies during the first quarter of 2021.

Other assets. Other assets decreased $7.1 million to $76.1 million at March 31, 2021, from $83.2 million at December 31, 2020, primarily due to reductions in the value of loan level derivative assets.

Deposits. Total deposits grew by $327.0 million, or 9.6%, to $3.73 billion at March 31, 2021 from $3.40 billion at December 31, 2020.

•

Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $352.9 million, or 11.2%, to $3.50 billion at March 31, 2021, reflective of growth from new and existing client relationships, as well as funds deposited with the Company as part of the second round of the SBA’s PPP program.

•	Of the $327.0 million in total deposit growth, an estimated $91.4 million was related to the PPP program.
•

The cost of total deposits for the quarter ended March 31, 2021 was 0.15%, as compared to 0.17% for the quarter ended December 31, 2020, a reduction of two basis points driven by reduced interest rates during 2021. At March 31, 2021, the spot cost of deposits was 0.13%.

•

Certificates of deposit totaled $228.9 million at March 31, 2021, a decrease of $26.0 million from $254.8 million at December 31, 2020, primarily due to lower brokered deposit balances.  Total brokered certificates of deposit, which are included within certificates of deposit, were $18.6 million and $30.8 million at March 31, 2021 and December 31, 2020, respectively.

Borrowings. At March 31, 2021, borrowings consisted of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings decreased to $17.6 million at March 31, 2021, from $33.0 million at December 31, 2020 as the Company utilized excess cash flow to reduce wholesale funding.

Shareholders’ Equity. Total shareholders’ equity increased $5.9 million, or 1.5%, to $407.7 million at March 31, 2021, from $401.7 million at December 31, 2020, primarily due to net income of $13.5 million, partially offset by decreases in the value of the Company’s interest rate derivative positions of $776,000, decreases in unrealized gains on the available for sale investment portfolio of $2.9 million, and the regular quarterly dividend payments of $3.8 million.

The Company’s total shareholders’ equity to total assets ratio decreased by 58 basis points to 9.59% as of March 31, 2021, as compared to 10.17% as of December 31, 2020. Book value per share grew by $0.57, or 0.98%, to $58.57 as of March 31, 2021, as compared to $58.00 as of December 31, 2020.

The Company’s ratio of tangible common equity to tangible assets decreased 50 basis points to 8.41%, at March 31, 2021, from 8.91% at December 31, 2020, primarily due to balance sheet growth and fair value changes. Tangible book value per share grew by $0.63, or 1.3%, to $50.70 at March 31, 2021, as compared to $50.07 at December 31, 2020.

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

	Three Months Ended
Operating Net Income / Operating Diluted Earnings Per Share	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands, except share data)
Net Income (a GAAP measure)	$13,499	$13,014	$7,232
Add: Merger expenses	—	581	253
Add: Branch and office closure expenses	—	1,244	—
Tax effect of nonoperating adjustments (1)	—	(486)	(63)
Operating Net Income (a non-GAAP measure)	$13,499	$14,353	$7,422
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(57)	(63)	(16)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$13,442	$14,290	$7,406
Weighted Average Diluted Shares	6,987,216	6,970,542	5,432,099
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.92	$2.05	$1.36

(1)

The net tax benefit associated with nonoperating items is determined by assessing whether each nonoperating item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.  The tax effect for the three months ended March 31, 2020 has been updated to reflect the final tax deductibility for the year.

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2021	December 31, 2020	March 31, 2020
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$407,673	$401,732	$297,759
Less: Goodwill and acquisition related intangibles (GAAP)	(54,799)	(54,889)	(34,454)
Tangible Common Equity (a non-GAAP measure)	352,874	346,843	263,305
Total assets (GAAP)	4,253,173	3,949,297	2,852,629
Less: Goodwill and acquisition related intangibles (GAAP)	(54,799)	(54,889)	(34,454)
Tangible assets (a non-GAAP measure)	$4,198,374	$3,894,408	$2,818,175
Tangible Common Equity Ratio (a non-GAAP measure)	8.41%	8.91%	9.34%

Tangible Common Equity (excluding PPP loans):
Tangible Common Equity (a non-GAAP measure)	352,874	346,843	263,305
Tangible assets (a non-GAAP measure)	4,198,374	3,894,408	2,818,175
Less: PPP loans	$(165,679)	$(124,201)	—
Tangible assets (excluding PPP Loans) (a non-GAAP measure)	$4,032,695	$3,770,207	$2,818,175
Tangible Common Equity Ratio (excluding PPP Loans) (a non-GAAP measure)	8.75%	9.20%	9.34%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$352,874	$346,843	$263,305
Common shares outstanding	6,960,194	6,926,728	5,417,983
Tangible Book Value Per Share (a non-GAAP measure)	$50.70	$50.07	$48.60

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

The fair value of securities available for sale totaled $222.5 million and included gross unrealized gains of $2.2 million and gross unrealized losses of $3.3 million at March 31, 2021. At December 31, 2020, the fair value of securities available for sale totaled $237.0 million and included gross unrealized gains of $3.2 million and gross unrealized losses of $406,000.

Securities classified as held to maturity consist of U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2021 are carried at their amortized cost of $402.4 million. At December 31, 2020, securities held to maturity totaled $247.7 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$23,279	11%	$23,617	10%
Mortgage-backed securities	196,393	88%	210,630	89%
Corporate debt securities	2,780	1%	2,783	1%
Total securities available for sale	$222,452	100%	$237,030	100%
Held to maturity securities
Mortgage-backed securities	$293,516	73%	$137,435	55%
Corporate debt securities	6,991	2%	6,989	3%
Municipal securities	101,851	25%	103,248	42%
Total securities held to maturity	$402,358	100%	$247,672	100%
Total	$624,810	100%	$484,702	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At March 31, 2021	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,995	0.5%	$5,000	2.3%	$8,000	2.6%	$22,995	1.6%
Mortgage-backed securities	20	0.0%	3,675	1.4%	57,903	1.6%	136,263	1.0%	197,861	1.1%
Corporate debt securities	1,000	1.1%	1,741	1.8%	—	—	—	—	2,741	1.5%
Total available for sale securities	$1,020	1.0%	$15,411	0.9%	$62,903	1.6%	$144,263	1.0%	$223,597	1.2%

Held to maturity securities
Mortgage-backed securities	$—	—	$2	5.6%	$58,604	2.4%	$234,910	1.4%	$293,516	1.6%
Corporate debt securities	4,496	2.6%	2,495	2.5%	—	—	—	—	6,991	2.6%
Municipal securities	2,241	4.6%	20,339	3.7%	39,830	3.4%	39,441	2.8%	101,851	3.3%
Total held to maturity securities	$6,737	3.2%	$22,836	3.6%	$98,434	2.8%	$274,351	1.6%	$402,358	2.1%
Total	$7,757	3.0%	$38,247	2.5%	$161,337	2.3%	$418,614	1.4%	$625,955	1.7%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,995	0.5%	$5,000	2.3%	$8,000	2.6%	$22,995	1.6%
Mortgage-backed securities	1	5.2%	4,226	1.4%	54,849	1.5%	149,439	1.2%	208,515	1.3%
Corporate debt securities	1,001	1.1%	1,741	1.8%	—	—	—	—	2,742	1.6%
Total available for sale securities	$1,002	1.1%	$15,962	0.9%	$59,849	1.6%	$157,439	1.2%	$234,252	1.3%

Held to maturity securities
Mortgage-backed securities	$—	—	$2	5.6%	$60,933	2.4%	$76,500	2.1%	$137,435	2.3%
Corporate debt securities	—	—	6,989	2.6%	—	—	—	—	6,989	2.6%
Municipal securities	2,541	4.5%	19,343	3.7%	40,934	3.4%	40,430	2.8%	103,248	3.3%
Total held to maturity securities	$2,541	4.5%	$26,334	3.4%	$101,867	2.8%	$116,930	2.3%	$247,672	2.7%
Total	$3,543	3.5%	$42,296	2.4%	$161,716	2.4%	$274,369	1.7%	$481,924	2.0%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at March 31, 2021 and December 31, 2020.

The Company did not record an allowance for credit losses on its investments securities as of March 31, 2021 or December 31, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, C&I, CRE, construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is generally from multiple revenue sources and dependent on energy output. For PPP loans, the SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following table shows the composition of the loan portfolio at the dates indicated:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$550,121	17%	$535,804	17%
Mortgages - adjustable rate	712,662	22%	734,593	23%
Construction	27,964	1%	25,495	1%
Deferred costs, net of unearned fees	3,619	0%	2,976	0%
Total residential mortgages	1,294,366	40%	1,298,868	41%
Commercial mortgage
Mortgages - non-owner occupied	1,103,537	35%	1,064,317	35%
Mortgages - owner occupied	146,307	5%	153,474	5%
Construction	118,718	4%	139,075	4%
Deferred costs, net of unearned fees	2,386	0%	2,096	0%
Total commercial mortgages	1,370,948	44%	1,358,962	44%
Home equity
Home equity - lines of credit	95,465	3%	102,460	3%
Home equity - term loans	3,011	0%	3,503	0%
Deferred costs, net of unearned fees	264	0%	231	0%
Total home equity	98,740	3%	106,194	3%
Commercial & industrial
Commercial & industrial	214,962	7%	223,415	7%
PPP loans	169,858	5%	126,227	4%
Unearned fees, net of deferred costs	(3,882)	0%	(1,787)	0%
Total commercial & industrial	380,938	12%	347,855	11%
Consumer
Secured	33,816	1%	41,409	1%
Unsecured	1,549	0%	341	0%
Deferred costs, net of unearned fees	14	0%	19	0%
Total consumer	35,379	1%	41,769	1%
Total loans	$3,180,371	100%	$3,153,648	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $1.29 billion at March 31, 2021, a decrease of $4.5 million, or 0.3%, from $1.30 billion at December 31, 2020, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 40% and 41% of total loans at March 31, 2021 and December 31, 2020, respectively.

The average loan balance outstanding in the residential portfolio was $465,000 and the largest individual residential mortgage loan outstanding was $5.9 million as of March 31, 2021. At March 31, 2021, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $548,250 in 2021 from $510,400 in 2020, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank’s CRA Assessment Area.

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

The Company is servicing mortgage loans sold to others without recourse of approximately $187.2 million at March 31, 2021 and $188.2 million at December 31, 2020.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Originations for retention in portfolio	$142,217	$76,944
Originations for sale to the secondary market	14,821	9,095
Total	$157,038	$86,039

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Loans sold with servicing rights retained	$16,641	$5,736
Loans sold with servicing rights released	1,734	6,597
Total	$18,375	$12,333

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized mortgage servicing rights amounted to $1.3 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively.

Commercial Mortgage.  CRE loans were $1.37 billion as of March 31, 2021, an increase of $12.0 million, or 0.9%, from $1.36 billion at December 31, 2020. The CRE loans portfolio represented 44% of total loans at both March 31, 2021 and December 31, 2020. The average loan balance outstanding in this portfolio was $1.6 million, and the largest individual CRE loan outstanding was $27.2 million as of March 31, 2021. At March 31, 2021, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $98.7 million and $106.2 million at March 31, 2021 and December 31, 2020, respectively.  The home equity portfolio represented 3% of total loans at both March 31, 2021 and December 31, 2020. At March 31, 2021, the largest home equity line of credit was $3.5 million and had an outstanding balance of $3.4 million. At March 31, 2021, this line of credit was performing in accordance with its original terms.

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

Commercial & Industrial (C&I). The C&I portfolio totaled $380.9 million and $347.9 million at March 31, 2021 and December 31, 2020, respectively. The C&I portfolio represented 12% and 11% of total loans at March 31, 2021 and December 31, 2020, respectively. The average loan balance outstanding in this portfolio was $430,000, excluding PPP loans, and the largest individual C&I loan outstanding was $15.0 million as of March 31, 2021. At March 31, 2021, this loan was performing in accordance with its original terms. Loans under the SBA’s PPP program totaled $169.9 million at March 31, 2021 and $126.2 million at December 31, 2020 and are included in the C&I portfolio.

Components of C&I loans are described below:

•

At March 31, 2021, Innovation Banking loans totaled $16.6 million and the average loan balance outstanding in this portfolio was $692,000. The largest individual loan outstanding was $4.6 million, and this loan was performing in accordance with its original terms.

•

At March 31, 2021, asset-based loans totaled $21.6 million and the average loan balance outstanding in this portfolio was $1.5 million. The largest individual loan outstanding was $15.0 million, and this loan was performing in accordance with its original terms.

•

At March 31, 2021, commercial renewable energy loans totaled $90.3 million and the average loan balance outstanding in this portfolio was $2.6 million. The largest individual loan outstanding was $8.6 million, and this loan was performing in accordance with its original terms at March 31, 2021.

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

Consumer Loans.  The consumer loan portfolio totaled $35.4 million at March 31, 2021 and $41.8 million at December 31, 2020.   Consumer loans represented 1% of the total loan portfolio at both March 31, 2021 and December 31, 2020.  The average loan balance outstanding in this portfolio was $12,000 and the largest individual consumer loan outstanding was $2.2 million as of March 31, 2021. At March 31, 2021, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at March 31, 2021. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2021
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$4,091	$13,363	$1,276,912	$1,294,366
Commercial mortgage	97,411	353,310	920,227	1,370,948
Home equity	874	5,727	92,139	98,740
Commercial & Industrial	36,061	229,649	115,228	380,938
Consumer	35,237	64	78	35,379
Total	$173,674	$602,113	$2,404,584	$3,180,371

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at March 31, 2021. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2021
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$563,118	$719,226	$12,022	$1,294,366
Commercial mortgage	418,345	412,471	540,132	1,370,948
Home equity	3,607	—	95,133	98,740
Commercial & Industrial	217,486	50,400	113,052	380,938
Consumer	287	407	34,685	35,379
Total	$1,202,843	$1,182,504	$795,024	$3,180,371

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (TDRs)

The composition of nonperforming assets is as follows:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Nonaccruals	$4,741	$7,744
Loans past due > 90 days, but still accruing	1,826	407
Troubled debt restructurings	796	811
Total nonperforming loans	$7,363	$8,962
Accruing troubled debt restructured loans	$—	$—
Nonperforming loans as a percentage of total loans	0.23%	0.28%
Nonperforming loans as a percentage of total assets	0.17%	0.23%

Total non-performing loans decreased $1.6 million at March 31, 2021 as compared to December 31, 2020, primarily due to a reduction of CRE loans on nonaccrual, partially offset by higher loans 90 days past due and still accruing.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2021, and December 31, 2020, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$3,180,371	$3,153,648
Average loans outstanding (net of unearned discount and deferred loan fees)	$3,168,598	$2,856,631
Balance of allowance for credit losses at the beginning of year – loans	$36,016	$18,180
Loans charged-off:
Commercial and industrial	—	(400)
Commercial mortgage	—	(264)
Consumer	(3)	(40)
Total loans charged-off	$(3)	$(704)
Recovery of loans previously charged-off:
Commercial and industrial	19	250
Consumer	4	15
Total recoveries of loans previously charged-off:	23	265
Net loan (charge-offs) recoveries	$20	$(439)
Adoption of CECL accounting standard – loans	—	205
Provision for credit losses - acquired loans	—	8,282
Initial allowance for PCD	—	437
Provision (release) for credit losses – loans	(390)	9,351
Balance at end of period	$35,646	$36,016
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	(0.02)%
Ratio of allowance for credit losses to loans outstanding	1.12%	1.14%

The allowance for credit losses to loans outstanding excluding PPP loans was 1.18% and 1.19% at March 31, 2021 and December 31, 2020, respectively.

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

Sources of Funds

General. Deposits traditionally have been the Company’s primary source of funds for our investment and lending activities. The Company also borrows from the FHLB of Boston and the Federal Reserve Bank of Boston (“FRB of Boston”), and utilizes brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

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

The following table sets forth the Company’s deposits for the periods indicated:

	March 31,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,154,869	31.0%	$1,006,132	29.7%
Interest bearing checking	675,578	18.1%	625,650	18.4%
Money market	687,578	18.4%	532,218	15.6%
Savings	983,173	26.4%	984,262	28.9%
Retail certificates of deposit under $100,000	59,464	1.6%	62,646	1.8%
Retail certificates of deposit of $100,000 or greater	150,779	4.0%	161,387	4.7%
Wholesale certificates of deposit	18,624	0.5%	30,788	0.9%
Total	$3,730,065	100.0%	$3,403,083	100.0%

At March 31, 2021, the Company had a total of $210.2 million in certificates of deposit, excluding brokered deposits, of which $193.1 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity. As of March 31, 2021, we had a total of $18.6 million of brokered deposits and $30.8 million of brokered deposits at December 31, 2020.

Borrowings.  Total borrowings were $17.6 million at March 31, 2021, a decrease of $15.4 million, as compared to $33.0 million at December 31, 2020. The Company’s borrowings consisted of advances from the FHLB of Boston.  FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Bank’s remaining borrowing capacity at the FHLB of Boston at March 31, 2021 was approximately $685.2 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. The Company had no borrowings outstanding with the FRB of Boston at March 31, 2021. The Bank’s borrowing capacity at the FRB Boston at March 31, 2021 was approximately $542.8 million.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,142,319	$30,325	3.91%	$3,174,185	$33,510	4.20%	$2,204,862	$23,338	4.26%
Tax-exempt	26,279	281	4.34	26,413	290	4.37	23,605	250	4.26
Securities available for sale (3)
Taxable	229,693	694	1.23	167,583	596	1.41	133,402	660	1.99
Securities held to maturity
Taxable	183,678	891	1.97	135,764	803	2.35	169,433	1,063	2.52
Tax-exempt	102,348	832	3.30	100,464	833	3.30	83,193	754	3.65
Cash and cash equivalents	144,567	31	0.09	106,449	23	0.09	59,845	140	0.94
Total interest-earning assets (4)	3,828,884	33,054	3.50%	3,710,858	36,055	3.87%	2,674,340	26,205	3.94%
Non interest-earning assets	259,248			272,011			192,184
Allowance for credit losses	(35,988)			(35,828)			(18,423)
Total assets	$4,052,144			$3,947,041			$2,848,101
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$632,754	$83	0.05%	$638,847	$150	0.09%	$457,189	$159	0.14%
Savings accounts	977,415	272	0.11	980,172	581	0.24	888,973	1,772	0.80
Money market accounts	586,142	537	0.37	498,483	443	0.35	193,048	449	0.94
Certificates of deposit	239,356	383	0.65	285,694	242	0.34	187,318	749	1.61
Total interest-bearing deposits	2,435,667	1,275	0.21	2,403,196	1,416	0.23	1,726,528	3,129	0.73
Subordinated debt	—	—	—	8,346	191	9.10	—	—	—
Other borrowed funds	22,009	140	2.58	52,106	182	1.39	127,389	566	1.79
Total interest-bearing liabilities	2,457,676	1,415	0.23%	2,463,648	1,789	0.29%	1,853,917	3,695	0.80%
Non-interest-bearing liabilities
Demand deposits	1,085,048			971,837			622,892
Other liabilities	104,744			114,749			80,089
Total liabilities	3,647,468			3,550,234			2,556,898
Shareholders’ equity	404,676			396,807			291,203
Total liabilities & shareholders’ equity	$4,052,144			$3,947,041			$2,848,101
Net interest income on a fully taxable equivalent basis		31,639			34,266			22,510
Less taxable equivalent adjustment		(233)			(236)			(211)
Net interest income		$31,406			$34,030			$22,299
Net interest spread (5)			3.27%			3.58%			3.14%
Net interest margin (6)			3.35%			3.67%			3.39%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	FHLB of Boston stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)

Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2020 and 2021, and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2020 and 2021.

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

	Three Months Ended March 31, 2021
	Compared with
	Three Months Ended March 31, 2020
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$9,011	$(2,024)	$6,987
Tax-exempt	27	4	31
Securities available for sale
Taxable	350	(316)	34
Securities held to maturity
Taxable	81	(253)	(172)
Tax-exempt	156	(78)	78
Cash and cash equivalents	87	(196)	(109)
Total interest income	$9,712	$(2,863)	$6,849
Interest expense
Deposits
Checking accounts	$46	$(122)	$(76)
Savings accounts	158	(1,658)	(1,500)
Money market accounts	482	(394)	88
Certificates of deposit	165	(531)	(366)
Total interest-bearing deposits	851	(2,705)	(1,854)
Other borrowed funds	(601)	175	(426)
Total interest expense	$250	$(2,530)	$(2,280)
Change in net interest income	$9,462	$(333)	$9,129

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the quarter ended March 31, 2021 was 3.16%, representing an 11 basis points decrease over the quarter ended December 31, 2020’s adjusted net interest margin of 3.27%.

	Three Months Ended
	March 31, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$3,828,884
Net interest income on a fully taxable equivalent basis (GAAP)		$31,639
Net interest margin (GAAP)			3.35%
Less: Paycheck Protection Program loan impact	(145,066)	(1,596)	-0.04%
Less: Accretion of loan fair value adjustments		(1,356)	-0.15%
Adjusted net interest margin on a fully taxable equivalent basis	$3,683,818	$28,687	3.16%
Less: Excess cash impact (1)	(91,899)	(23)	0.08%
Normalized adjusted net interest margin on a fully taxable equivalent basis	$3,591,919	$28,664	3.24%

(1) Excess cash represents the estimated amount of average cash on the balance sheet that is above normal levels.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in our investment, borrowing, lending and deposit gathering activities. To that end, management actively monitors and manages its interest rate risk exposure.

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Company’s board of directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources including borrowings with the FHLB of Boston, the FRB of Boston’s discount window, and certificates of deposit from institutional brokers.

The Company uses simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings, and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Company’s board of directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “instantaneous shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of March 31, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+400	5.1
+300	3.2
+200	1.3
+100	0.5
–100	(4.7)

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of March 31, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income

Gradual rate shifts
+200	(0.4)
–100	(0.5)

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

The Bank’s economic value of equity analysis as of March 31, 2021 estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 14.0% increase in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 11.8%.

At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 10.0% increase in the economic value of equity, resulting in an economic value of equity ratio of 10.7%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of March 31, 2021. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices.  Our Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, generally speaking, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At March 31, 2021, the Company had access to funds totaling $1.81 billion.

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

Capital Adequacy.  Total shareholders’ equity was $407.7 million at March 31, 2021, as compared to $401.7 million at December 31, 2020. The Company’s equity increased primarily due to net income of $13.5 million, partially offset by decreases in the value of the Company’s interest rate derivative positions of $776,000, decreases in unrealized gains on the available for sale investment portfolio of $2.9 million, and regular quarterly dividend payments of $3.8 million.  The ratio of total equity to total assets amounted to 9.59% at March 31, 2021 and 10.17% at December 31, 2020. Book value per share at March 31, 2021 and December 31, 2020 amounted to $58.57 and $58.00, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2021, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over reporting that have materially affected or are reasonably likely to affect the Company’s control over financial reporting.

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

These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect our operations. In addition, many countries, including in Asia and South America, are currently experiencing a resurgence of the COVID-19 virus and if, the rate of infections continues to rise, these factors could be exacerbated.

Please read Item 1A. “Risk Factors” in the Company’s 2020 Form 10-K. There have been no other material changes since the 2020 Form 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2021:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
January 1 to January 31, 2021	5,580	$76.29
February 1 to February 28, 2021	255	$73.59
March 31 to March 31, 2021	10,814	$85.98
Total	16,649
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 15, 2021, the Company’s board of directors authorized a stock repurchase program (the “Repurchase Program”) to acquire from time to time up to 5.0% shares of the Company’s common stock through March 15, 2022, provided that the aggregate purchase price does not exceed $26.0 million.  The timing and amount of any shares of the Company’s common stock repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time. The Company did not repurchase any stocks under its stock Repurchase Program during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

May 6, 2021	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, Chief Executive Officer (Principal Executive Officer)

May 6, 2021
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)