Form 10-Q
period 2021-06-30
CAMBRIDGE BANCORP
filed 2021-08-05
CIK 711772

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 6,965,557 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$98,789	$75,785
Investment securities
Available for sale, at fair value (amortized cost $211,990 and $234,252, respectively)	212,266	237,030
Held to maturity, at amortized cost (fair value $499,885 and $260,139, respectively)	492,782	247,672
Total investment securities	705,048	484,702
Loans held for sale, at lower of cost or fair value	911	6,909
Loans
Residential mortgage	1,346,262	1,298,868
Commercial mortgage	1,438,084	1,358,962
Home equity	92,983	106,194
Commercial and industrial	357,937	347,855
Consumer	45,883	41,769
Total loans	3,281,149	3,153,648
Less: allowance for credit losses on loans	(35,029)	(36,016)
Net loans	3,246,120	3,117,632
Federal Home Loan Bank of Boston Stock, at cost	4,816	5,734
Bank owned life insurance	46,574	46,169
Banking premises and equipment, net	17,586	18,158
Right-of-use asset operating leases	33,536	34,927
Deferred income taxes, net	10,486	11,639
Accrued interest receivable	8,983	9,514
Goodwill	51,912	51,912
Merger-related intangibles, net	2,797	2,977
Other assets	75,729	83,239
Total assets	$4,303,287	$3,949,297
Liabilities
Deposits
Demand	$1,208,951	$1,006,132
Interest-bearing checking	672,794	625,650
Money market	726,101	532,218
Savings	942,865	984,262
Certificates of deposit	213,847	254,821
Total deposits	3,764,558	3,403,083
Borrowings	17,244	32,992
Operating lease liabilities	35,923	37,448
Other liabilities	66,061	74,042
Total liabilities	3,883,786	3,547,565
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,965,557 shares and 6,926,728 shares, respectively	6,966	6,927
Additional paid-in capital	228,387	226,967
Retained earnings	184,790	165,404
Accumulated other comprehensive income (loss)	(642)	2,434
Total shareholders’ equity	419,501	401,732
Total liabilities and shareholders’ equity	$4,303,287	$3,949,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$30,557	$28,130	$60,882	$51,468
Interest on tax-exempt loans	275	211	497	409
Interest on taxable investment securities	2,023	1,521	3,608	3,244
Interest on tax-exempt investment securities	633	601	1,291	1,196
Dividends on FHLB of Boston stock	12	52	12	153
Interest on overnight investments	28	16	59	156
Total interest and dividend income	33,528	30,531	66,349	56,626
Interest expense
Interest on deposits	1,006	1,396	2,281	4,525
Interest on borrowed funds	141	282	281	848
Interest on subordinated debt	—	64	—	64
Total interest expense	1,147	1,742	2,562	5,437
Net interest and dividend income	32,381	28,789	63,787	51,189
Provision for (release of) credit losses	(901)	14,430	(1,107)	16,430
Net interest and dividend income after provision for (release of) credit losses	33,282	14,359	64,894	34,759
Noninterest income
Wealth management revenue	8,623	7,035	16,774	13,662
Deposit account fees	484	695	958	1,486
ATM/Debit card income	405	290	738	597
Bank owned life insurance income	209	165	405	325
Gain on disposition of investment securities	—	69	—	69
Gain on loans sold	165	193	734	312
Loan related derivative income	567	334	1,238	844
Other income	453	191	908	495
Total noninterest income	10,906	8,972	21,755	17,790
Noninterest expense
Salaries and employee benefits	16,462	13,542	32,508	26,558
Occupancy and equipment	3,503	2,938	7,079	5,745
Data processing	2,179	1,832	4,213	3,517
Professional services	1,297	1,098	2,569	1,957
Marketing	953	486	1,416	742
FDIC insurance	261	318	597	497
Nonoperating expenses	—	4,366	—	4,619
Other expenses	618	1,007	1,110	1,877
Total noninterest expense	25,273	25,587	49,492	45,512
Income (loss) before income taxes	18,915	(2,256)	37,157	7,037
Income tax expense (benefit)	4,971	(540)	9,714	1,521
Net income (loss)	$13,944	$(1,716)	$27,443	$5,516
Share data:
Weighted average number of shares outstanding, basic	6,930,268	5,912,889	6,918,779	5,652,908
Weighted average number of shares outstanding, diluted	6,998,936	5,912,889	6,993,437	5,670,438
Basic earnings (loss) per share	$2.00	$(0.29)	$3.95	$0.97
Diluted earnings (loss) per share	$1.98	$(0.29)	$3.91	$0.97

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income (loss)	$13,944	$(1,716)	$27,443	$5,516
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	1,035	810	(1,852)	3,310
Less: reclassification adjustment for gains realized in net income	—	(57)	—	(57)
Total unrealized gains (losses) on available for sale securities	1,035	753	(1,852)	3,253
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	3	633	(319)	4,960
Less: reclassification adjustment for gains realized in net income	(466)	(363)	(920)	(444)
Total unrealized gains (losses) on interest rate swaps	(463)	270	(1,239)	4,516
Defined benefit retirement plans
Change in retirement liabilities	7	—	15	(1)
Other comprehensive income (loss)	579	1,023	(3,076)	7,768
Comprehensive income (loss)	$14,523	$(693)	$24,367	$13,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at March 31, 2020	$5,418	$137,186	$150,891	$4,264	$297,759
Net loss	—	—	(1,716)	—	(1,716)
Other comprehensive income	—	—	—	1,023	1,023
Share based compensation and other share-based activity	7	1,694	—	—	1,701
Dividends declared ($0.53 per share)	—	—	(2,870)	—	(2,870)
Common stock issued for merger	1,503	85,660	—	—	87,163
Balance at June 30, 2020	$6,928	$224,540	$146,305	$5,287	$383,060

Balance at March 31, 2021	$6,960	$226,841	$175,093	$(1,221)	$407,673
Net income	—	—	13,944	—	13,944
Other comprehensive income	—	—	—	579	579
Share based compensation and other share-based activity	6	1,546	—	—	1,552
Dividends declared ($0.61 per share)	—	—	(4,247)	—	(4,247)
Balance at June 30, 2021	$6,966	$228,387	$184,790	$(642)	$419,501

	Six Months Ended June 30,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes	—	—	(347)		(347)
Net income	—	—	5,516	—	5,516
Other comprehensive income	—	—	—	7,768	7,768
Share based compensation and other share-based activity	24	2,114	—	—	2,138
Dividends declared ($1.06 per share)	—	—	(5,739)	—	(5,739)
Common stock issued for merger	1,503	85,660	—	—	87,163
Balance at June 30, 2020	$6,928	$224,540	$146,305	$5,287	$383,060

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	27,443	—	27,443
Other comprehensive loss	—	—	—	(3,076)	(3,076)
Share based compensation and other share-based activity	39	1,420	—	—	1,459
Dividends declared ($1.16 per share)	—	—	(8,057)	—	(8,057)
Balance at June 30, 2021	$6,966	$228,387	$184,790	$(642)	$419,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,443	$5,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	(1,107)	16,430
Amortization (accretion) of deferred charges and fees, net	(860)	260
(Accretion), depreciation, and amortization, net	(1,846)	(2,297)
Bank owned life insurance income	(405)	(325)
Gain on disposition of investment securities	—	(69)
Share-based compensation and other share-based activity	1,459	2,138
Change in accrued interest receivable	531	1,136
Deferred income tax (benefit)/expense	2,278	(2,059)
Change in other assets, net	6,319	(32,232)
Change in other liabilities, net	(8,634)	22,895
Change in loans held for sale	5,998	(1,068)
Net cash provided by operating activities	31,176	10,325
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(771,775)	(547,027)
Proceeds from principal payments of loans	649,435	311,795
Proceeds from calls/maturities of securities available for sale	21,852	30,868
Purchase of securities available for sale	—	(20,524)
Proceeds from sales of securities available for sale	—	10,821
Proceeds from calls/maturities of securities held to maturity	27,606	27,740
Purchase of securities held to maturity	(273,345)	(2,000)
Redemption of FHLB of Boston stock	918	4,977
Purchase of banking premises and equipment	(725)	(808)
Net cash acquired in business combinations	—	43,063
Net cash used in investing activities	(346,034)	(141,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	402,449	189,949
Change in certificates of deposit	(40,837)	(33,705)
Change in borrowings	(15,693)	(20,328)
Cash dividends paid on common stock	(8,057)	(5,739)
Net cash provided by financing activities	337,862	130,177
Net change in cash and cash equivalents	23,004	(593)
Cash and cash equivalents at beginning of period	75,785	61,335
Cash and cash equivalents at end of period	$98,789	$60,742
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,680	$5,109
Income taxes	4,890	6,705
Significant non-cash transactions
Transfer of other real estate owned	—	2,293
Common Stock issued to shareholders due to merger	—	87,163
Fair value of assets acquired, net of cash acquired	—	961,668
Fair value of liabilities assumed	—	917,569

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of June 30, 2021 and December 31, 2020, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021.
2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements. Actual results could differ from those estimates. The allowance for credit losses, the fair values of financial instruments, and the valuation of deferred tax assets are particularly subject to change.
3.	Subsequent Events

Management has reviewed events occurring through August 5, 2021, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.
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

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022.  The Company is currently assessing the impact the adoption of this guidance will have on its consolidated balance sheets, statements of income (loss), and cash flows.
5.	Cash and cash equivalents

At June 30, 2021 and December 31, 2020, cash and cash equivalents totaled $98.8 million and $75.8 million, respectively. There were  no amounts required to be maintained at the Federal Reserve Bank of Boston at June 30, 2021 and December 31, 2020.   At June 30, 2021 and December 31, 2020, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company also pledged cash collateral to derivative counterparties totaling $18.0 million and $29.9 million at June 30, 2021 and December 31, 2020, respectively. See Note 16- Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.
6.	Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,996	$578	$(159)	$23,415	$22,995	$641	$(19)	$23,617
Mortgage-backed securities	187,252	1,853	(2,033)	187,072	208,515	2,502	(387)	210,630
Corporate debt securities	1,742	38	(1)	1,779	2,742	41	—	2,783
Total available for sale securities	$211,990	$2,469	$(2,193)	$212,266	$234,252	$3,184	$(406)	$237,030

Held to maturity securities
Mortgage-backed securities	$379,726	$5,681	$(2,798)	$382,609	$137,435	$6,784	$(97)	$144,122
Corporate debt securities	6,993	110	—	7,103	6,989	197	—	7,186
Municipal securities	106,063	4,511	(401)	110,173	103,248	5,643	(60)	108,831
Total held to maturity securities	$492,782	$10,302	$(3,199)	$499,885	$247,672	$12,624	$(157)	$260,139
Total	$704,772	$12,771	$(5,392)	$712,151	$481,924	$15,808	$(563)	$497,169

All of the Company’s mortgage-backed securities (“MBS”) have been issued by, or are collateralized by securities issued by, either Government National Mortgage Association (“Ginnie Mae” or “GNMA”), Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or Federal Home Loan Mortgage Corporation (“Freddie Mac”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2021 or at December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2021
o	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$9,837	$(159)	$—	$—	$9,837	$(159)
Mortgage-backed securities	98,535	(2,032)	775	(1)	99,310	(2,033)
Corporate debt securities	768	(1)	—	—	768	(1)
Total available for sale securities	$109,140	$(2,192)	$775	$(1)	$109,915	$(2,193)

Held to maturity securities
Mortgage-backed securities	$231,740	$(2,798)	$—	$—	$231,740	$(2,798)
Municipal securities	14,610	(401)	—	—	14,610	(401)
Total held to maturity securities	$246,350	$(3,199)	$—	$—	$246,350	$(3,199)
Total	$355,490	$(5,391)	$775	$(1)	$356,265	$(5,392)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,981	$(19)	$—	$—	$4,981	$(19)
Mortgage-backed securities	91,094	(384)	944	(3)	92,038	(387)
Total available for sale securities	$96,075	$(403)	$944	$(3)	$97,019	$(406)

Held to maturity securities
Mortgage-backed securities	$16,340	$(97)	$—	$—	$16,340	$(97)
Municipal securities	6,221	(60)	—	—	6,221	(60)
Total held to maturity securities	$22,561	$(157)	$—	$—	$22,561	$(157)
Total	$118,636	$(560)	$944	$(3)	$119,580	$(563)

The Company adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based upon the composition of the portfolio at period end.

As of June 30, 2021, 84 debt securities had gross unrealized losses, with an aggregate depreciation of 1.49% from the Company’s amortized cost basis. The largest unrealized dollar and percentage loss of any single security was $209,000, or 7.8% of its amortized cost, which was also the largest unrealized loss percentage of any single security.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of June 30, 2021.

The amortized cost and fair value of debt securities, aggregated by the earlier of call date or contractual maturity, are shown below. Maturities of mortgage-backed securities do not take into consideration scheduled amortization or prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At June 30, 2021	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,996	$9,837	$5,000	$5,123	$8,000	$8,455	$22,996	$23,415
Mortgage-backed securities	12	12	3,253	3,327	57,712	58,119	126,275	125,614	187,252	187,072
Corporate debt securities	—	—	1,742	1,779	—	—	—	—	1,742	1,779
Total available for sale securities	$12	$12	$14,991	$14,943	$62,712	$63,242	$134,275	$134,069	$211,990	$212,266

Held to maturity securities
Mortgage-backed securities	$—	$—	$2	$2	$60,048	$63,159	$319,676	$319,448	$379,726	$382,609
Corporate debt securities	4,497	4,552	2,496	2,551	—	—	—	—	6,993	7,103
Municipal securities	4,364	4,431	19,497	20,290	39,784	42,139	42,418	43,313	106,063	110,173
Total held to maturity securities	$8,861	$8,983	$21,995	$22,843	$99,832	$105,298	$362,094	$362,761	$492,782	$499,885
Total	$8,873	$8,995	$36,986	$37,786	$162,544	$168,540	$496,369	$496,830	$704,772	$712,151

The following table sets forth information regarding sales of investment securities and the resulting gains from such sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Amortized cost of securities sold	$—	$10,752	$—	$10,752
Gross gains realized on securities sold	—	69	—	69
Gross losses realized on securities sold	—	—	—	—
Net proceeds from securities sold	$—	$10,821	$—	$10,821

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$187,072	$768	$—	$23,415	$211,255
BBB/BB/B	—	1,011	—	—	1,011
Total available for sale securities	$187,072	$1,779	$—	$23,415	$212,266
Held to maturity securities, at amortized cost
AAA/AA/A	$379,726	$6,993	$106,063	$—	$492,782
Total held to maturity securities	$379,726	$6,993	$106,063	$—	$492,782

	December 31, 2020
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$210,630	$1,779	$—	$23,617	$236,026
BBB/BB/B	—	1,004	—	—	1,004
Total available for sale securities	$210,630	$2,783	$—	$23,617	$237,030
Held to maturity securities, at amortized cost
AAA/AA/A	$137,435	$6,989	$102,973	$—	$247,397
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$137,435	$6,989	$103,248	$—	$247,672

(1)

Includes agency MBS pass-through securities and collateralized mortgage obligations (“CMOs”) issued by U.S. Government Sponsored Enterprises (“GSEs”) such as Fannie Mae, Freddie Mac, and Ginnie Mae that are not rated by Moody’s or Standard & Poor’s (“S&P”). Each security contains a guarantee by the issuing GSE or agency and carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

7.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The Company’s lending activities are conducted primarily in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential, commercial and industrial (“C&I”), commercial real estate (“CRE”), construction, and a variety of consumer loans.  Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default.  However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

Loans outstanding are detailed by category as follows:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$601,510	$535,804
Mortgages - adjustable rate	715,326	734,593
Construction	24,968	25,495
Deferred costs, net of unearned fees	4,458	2,976
Total residential mortgages	1,346,262	1,298,868

Commercial mortgage
Mortgages - non-owner occupied	1,164,819	1,064,317
Mortgages - owner occupied	161,932	153,474
Construction	108,927	139,075
Deferred costs, net of unearned fees	2,406	2,096
Total commercial mortgages	1,438,084	1,358,962

Home equity
Home equity - lines of credit	90,479	102,460
Home equity - term loans	2,245	3,503
Deferred costs, net of unearned fees	259	231
Total home equity	92,983	106,194

Commercial and industrial
Commercial and industrial	250,012	223,415
PPP loans	110,734	126,227
Unearned fees, net of deferred costs	(2,809)	(1,787)
Total commercial and industrial	357,937	347,855

Consumer
Secured	44,944	41,409
Unsecured	929	341
Deferred costs, net of unearned fees	10	19
Total consumer	45,883	41,769
Total loans	$3,281,149	$3,153,648

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”), was signed into law on March 27, 2020, and provided emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  Among other things, the CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  As a qualified SBA lender, the Company was authorized to originate PPP loans.

In the first round of the PPP, which ended in August of 2020, an eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs”, or (2) $10.0 million.  PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses.

In the second round of the PPP, which ended on May 31, 2021, PPP loans were available both to first-time borrowers and to borrowers that previously received funding in the first round. The maximum PPP loan size remained the same for the second round for first-time borrowers, but for borrowers that received a PPP loan in the first round, the maximum size of a PPP loan was the lesser of: (1) 2.5 times its average monthly “payroll costs” or (2) $2.0 million.  Eligibility requirements during the second round of PPP were also more restrictive for borrowers that received a PPP loan in the first round, therefore not all previous recipients of PPP loans in the first round qualified for a second PPP loan. The SBA guarantee and loan forgiveness features of the PPP remained similar in most material respects in the second round. The Company did not record an allowance for credit losses for PPP loans due to the SBA guarantee.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	June 30, 2021
.	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Nonaccrual loans	$3,629	$548	$372	$132	$4,681
Loans past due >90 days, but still accruing	—	—	—	—	—
Troubled debt restructurings	664	—	—	118	782
Total	$4,293	$548	$372	$250	$5,463

	December 31, 2020
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Nonaccrual loans	$3,695	$3,917	$—	$132	$7,744
Loans past due >90 days, but still accruing	—	—	—	407	407
Troubled debt restructurings	689	—	—	122	811
Total	$4,384	$3,917	$—	$661	$8,962

Troubled Debt Restructurings (“TDRs”)

Loans are considered restructured in a troubled debt restructuring when the Company has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. The debt may be bifurcated with separate terms for each tranche of the restructured debt. Restructuring a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

There were no new TDRs during the three and six months ended June 30, 2021. At both June 30, 2021 and December 31, 2020, four loans were determined to be TDRs with a total carrying value of $782,000 and $811,000, respectively. There were no TDR defaults during the three and six months ended June 30, 2021 and 2020.

The allowance for credit losses includes a reserve for TDRs of approximately $97,000 and $90,000 as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019.  On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “Appropriations Act”).  As a result of the Appropriations Act, the suspension of TDR accounting has been extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President terminates. The requirement that a loan be not more than 30 days past due as of December 31, 2019 is still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the CARES Act had been implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either December 31, 2019, or the date of the modification, these loans are not considered TDRs and will not be reported as past due during the deferral period. The Company had 20 loans totaling $20.1 million on deferral, or 0.6% of total loans outstanding at June 30, 2021.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$294,168	$375,005	$164,743	$122,582	$103,065	$282,406	$—	$1,341,969
Non-performing	—	—	—	258	56	3,979	—	4,293
Total	$294,168	$375,005	$164,743	$122,840	$103,121	$286,385	$—	$1,346,262

Home equity:
Current	$—	$1,437	$3,590	$5,029	$6,298	$5,852	$70,405	$92,611
Non-performing	—	—	—	—	—	372	—	372
Total	$—	$1,437	$3,590	$5,029	$6,298	$6,224	$70,405	$92,983

Consumer:
Current	$18,192	$11,584	$1,668	$3,408	$2,629	$7,794	$608	$45,883
Non-performing	—	—	—	—	—	—	—	—
Total	$18,192	$11,584	$1,668	$3,408	$2,629	$7,794	$608	$45,883

	Credit Quality Indicator - by Origination Year as of June 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$166,058	$275,509	$330,306	$174,907	$99,908	$320,984	$—	$1,367,672
7 (Special Mention)	2,945	1,114	39,934	17,465	1,242	6,959	—	69,659
8 (Substandard)	—	—	—	—	—	753	—	753
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$169,003	$276,623	$370,240	$192,372	$101,150	$328,696	$—	$1,438,084
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$117,040	$108,759	$42,682	$43,738	$22,228	$8,180	$367	$342,994
7 (Special Mention)	—	916	7,114	404	266	1,204	10	9,914
8 (Substandard)	—	1,332	991	719	—	1,987	—	5,029
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$117,040	$111,007	$50,787	$44,861	$22,494	$11,371	$377	$357,937

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$398,267	$221,019	$158,962	$144,256	$106,360	$265,620	$—	$1,294,484
Non-performing	—	—	782	58	1,454	2,090	—	4,384
Total	$398,267	$221,019	$159,744	$144,314	$107,814	$267,710	$—	$1,298,868

Home equity:
Current	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194
Non-performing	—	—	—	—	—	—	—	—
Total	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194

Consumer:
Current	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769
Non-performing	—	—	—	—	—	—	—	—
Total	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$282,870	$396,026	$197,473	$106,489	$126,537	$221,257	$—	$1,330,652
7 (Special Mention)	—	872	13,445	1,270	85	8,304	—	23,976
8 (Substandard)	—	145	—	—	215	3,300	—	3,660
9 (Doubtful)	—	—	—	—	—	674	—	674
10 (Loss)	—	—	—	—	—	—	—	—
Total	$282,870	$397,043	$210,918	$107,759	$126,837	$233,535	$—	$1,358,962
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$210,356	$51,424	$37,286	$23,700	$2,920	$7,373	$416	$333,475
7 (Special Mention)	534	3,407	3,725	420	180	1,001	10	9,277
8 (Substandard)	1,333	1,116	544	—	1,907	203	—	5,103
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$212,223	$55,947	$41,555	$24,120	$5,007	$8,577	$426	$347,855

With respect to residential mortgages, home equity, and consumer loans, the Company utilizes the following categories as indicators of credit quality:

•	Performing – These loans are accruing and are considered having low to moderate risk.
•	Non-performing – These loans are on nonaccrual or are more than 90 days past due but are still accruing, are restructured. These loans may contain greater than average risk.

With respect to CRE mortgages and C&I loans, the Company utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	June 30, 2021
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgages	$8,348	$1,922	$401	$10,671	$1,335,591	$1,346,262	$—
Commercial mortgages	1,794	—	—	1,794	1,436,290	1,438,084	—
Home equity	599	—	372	971	92,012	92,983	—
Commercial and industrial	121	50	32	203	357,734	357,937	—
Consumer loans	—	—	—	—	45,883	45,883	—
Total	$10,862	$1,972	$805	$13,639	$3,267,510	$3,281,149	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgages	$12,647	$2,450	$2,335	$17,432	$1,281,436	$1,298,868	$—
Commercial mortgages	1,080	—	674	1,754	1,357,208	1,358,962	—
Home equity	843	353	—	1,196	104,998	106,194	—
Commercial and industrial	276	1,917	409	2,602	345,253	347,855	407
Consumer loans	3,120	—	—	3,120	38,649	41,769	—
Total	$17,966	$4,720	$3,418	$26,104	$3,127,544	$3,153,648	$407

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2021 and December 31, 2020.

 Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended June 30, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2021	$13,144	$18,693	$363	$2,978	$468	$—	$35,646
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	30	—	15	1	—	46
Provision for (Release of) credit losses loan portfolio	412	(1,422)	110	216	21	—	(663)
Allowance for credit losses - loan portfolio	$13,556	$17,301	$473	$3,209	$490	$—	$35,029
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2021	$—	$—	$—	$—	$—	$1,188	$1,188
Provision for (Release of) credit losses unfunded commitments	—	—	—	—	—	(238)	(238)
Allowance for credit losses-unfunded commitments	$—	$—	$—	$—	$—	$950	$950
Total allowance for credit loss	$13,556	$17,301	$473	$3,209	$490	$950	$35,979

	For the Six Months Ended June 30, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	—	—	—	—	(3)	—	(3)
Recoveries	—	30	—	34	5	—	69
Provision for (Release of) credit losses loan portfolio	489	(1,293)	(79)	(134)	(36)	—	(1,053)
Allowance for credit losses - loan portfolio	$13,556	$17,301	$473	$3,209	$490	$—	$35,029
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Provision for (Release of) credit losses unfunded commitments	—	—	—	—	—	(54)	(54)
Allowance for credit losses-unfunded commitments	$—	$—	$—	$—	$—	$950	$950
Total allowance for credit loss	$13,556	$17,301	$473	$3,209	$490	$950	$35,979

	For the Three Months Ended June 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2020	$7,477	$10,881	$310	$946	$549	$—	$20,163
Provision of acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(77)	—	(65)	(16)	—	(158)
Recoveries	—	—	—	22	1	—	23
Provision (Release) for loan portfolio	1,488	3,256	154	439	(70)	—	5,267
Allowance for credit losses - loan portfolio	$11,880	$18,067	$652	$2,939	$476	$—	$34,014
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2020	$—	$—	$—	$—	$—	$283	$283
Provision for credit losses- unfunded commitments	—	—	—	—	—	356	356
Provision for - unfunded commitments	—	—	—	—	—	525	525
Allowance for credit losses-unfunded commitments	$—	$—	$—	$—	$—	$1,164	$1,164
Total allowance for credit loss	$11,880	$18,067	$652	$2,939	$476	$1,164	$35,178

	For the Six Months Ended June 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Provision of acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(264)	—	(154)	(30)	—	(448)
Recoveries	—	—	—	34	14	—	48
Provision for (release of) credit losses - loan portfolio	1,763	4,866	208	479	(6)	—	7,310
Allowance for credit losses - loan portfolio	$11,880	$18,067	$652	$2,939	$476	$—	$34,014
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Acquired loan commitments	—	—	—	—	—	356	356
Provision for credit losses - unfunded commitments	—	—	—	—	—	482	482
Allowance for credit losses-unfunded commitments	$—	$—	$—	$—	$—	1,164	1,164
Total allowance for credit loss	$11,880	$18,067	$652	$2,939	$476	$1,164	$35,178

The Company adopted ASU 2016-13 - Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and its related amendments, on January 1, 2020 using a modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Upon adoption, the Company recorded a $481,000 increase in the allowance for credit losses, which is shown in the table above, and a cumulative effect adjustment, which decreased retained earnings by $347,000, net of taxes, and is reflected in the Company’s statement of changes in shareholders’ equity for the six months ended June 30, 2020.

8.	Income Taxes

The Company’s effective tax rate was 26.3% and 26.1% for the three and six months ended June 30, 2021, as compared to 23.9% and 21.6% for the three and six months ended June 30, 2020.

Net deferred tax assets totaled $10.5 million and $11.6 million at June 30, 2021 and December 31, 2020, respectively. The Company did not record a valuation allowance for deferred tax assets at June 30, 2021 or December 31, 2020.

The components of income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Current income tax expense
Federal	$3,056	$2,598	$5,147	$2,120
State	$1,367	$1,186	$2,289	$1,460
Total current income tax expense	4,423	3,784	7,436	3,580

Deferred income tax expense (benefit)
Federal	$370	$(2,956)	$1,552	$(1,356)
State	$178	$(1,368)	$726	$(703)
Total deferred income tax expense (benefit)	548	(4,324)	2,278	(2,059)
Total income tax expense (benefit)	$4,971	$(540)	$9,714	$1,521

One of the business tax provisions of the CARES Act included allowing net operating losses (“NOLs”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. This allowed the Company to recognize lower tax expense associated with NOLs, and combined with adjustments to state NOL rates, resulted in a benefit of $372,000 during 2020.

9.	Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2021	2020	2021	2020	2021	2020
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$106	$106	$8	$10
Interest cost	303	297	56	55	5	5
Expected return on assets	(891)	(921)	—	—	—	—
Amortization of prior service credit	—	(1)	—	—	—	—
Amortization of net actuarial (gain) loss	—	(39)	11	4	—	1
Net periodic benefit cost (credit)	$(588)	$(664)	$173	$165	$13	$16

	Six Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2021	2020	2021	2020	2021	2020
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$212	$177	$17	$16
Interest cost	606	717	113	142	9	11
Expected return on assets	(1,783)	(1,600)	—	—	—	—
Amortization of prior service credit	(1)	(2)	—	—	—	—
Amortization of net actuarial loss	—	—	22	4	—	—
Net periodic benefit cost (credit)	$(1,178)	$(885)	$347	$323	$26	$27

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017.  The Company did not make any contributions to the qualified defined benefit pension plan during the three and six months ended June 30, 2021, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2021.

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

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. Purchases of the Company’s common stock by the ESOP will be funded by employer contributions or reinvestment of cash dividends.

Total expenses related to the PSP and ESOP for the three months ended June 30, 2021 and June 30, 2020 amounted to $1.2 million and $892,000, respectively. Total expenses related to the PSP and ESOP for the six months ended June 30, 2021 and June 30, 2020 amounted to $2.3 million and $1.9 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”)

For executives participating in the DC SERP, the Company may make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended June 30, 2021 and June 30, 2020 amounted to $50,000 and $52,000, respectively. Total expenses related to the DC SERP for the six months ended June 30, 2021 and June 30, 2020 amounted to $100,000 and $95,000, respectively.

10.	STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three and six months ended June 30, 2021, the Company issued the following RSAs and RSUs from the 2017 Equity and Cash Incentive Plan (the “2017 Plan”).  RSAs time-vest either over a three-year or five-year period. RSUs vest over a three-year-period. The fair value of RSAs and RSUs is based upon the Company’s common stock closing share price on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of restricted stock units do not participate in the rewards of stock ownership of the Company until vested.

For the three months ended June 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
925	$87.00	RSAs
173	$87.00	RSUs

For the six months ended June 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
12,782	$77.51	RSAs
7,464	$77.01	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

During the three and six months ended June 30, 2021, the Company granted the following PRSUs from the 2017 Plan. PRSUs are subject to a three year performance period and are earned based on operating return on assets and operating diluted earnings per share growth performance as compared to the Company’s established comparator index as defined in the Company’s 2021 Proxy Statement filed with the Securities and Exchange Commission on March 17, 2021.

For the three months ended June 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
531	$87.00	PRSUs

For the six months ended June 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
23,639	$77.00	PRSUs

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, PRSUs, and the related tax benefits recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Stock based compensation expense	$1,138	$1,331	$2,513	$2,311
Related tax benefits	$318	$372	$702	$645

Other share-based activity in the statement of changes in stockholders’ equity includes RSA, RSU, PRSU expense, as well as expense related to the Company’s stock grants for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as stock grants vest.
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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments assuming that the amounts are fully advanced, and that collateral or other security is of no value. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$628,512	$584,520
Origination of new loans	58,661	94,399
Standby letters of credit	10,051	9,430

Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	852	17,644

12.	LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2021 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Operating lease cost	$1,731	$1,598
Variable lease cost (Cost excluded from lease payments)	3	1
Sublease income	(17)	(16)
Total Operating Lease Cost	$1,717	$1,583
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,780	$1,560
Operating Lease - Operating cash flows (Liability reduction)	1,527	1,278
Weighted average lease term - operating leases	6.56 Years	7.26 Years
Weighted average discount rate - operating leases	2.93%	2.95%

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Operating lease cost	$3,499	$2,995
Variable lease cost (Cost excluded from lease payments)	6	1
Sublease income	(33)	(33)
Total operating lease cost	$3,472	$2,963
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$3,634	$2,924
Operating Lease - Operating cash flows (Liability reduction)	3,125	2,360
Weighted average lease term - operating leases	6.56 Years	7.26 years
Weighted average discount rate - operating leases	2.93%	2.95%

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2021 were as follows:

Future Minimum
June 30, 2021	Lease Payments
(dollars in thousands)
Remainder of 2021	$7,110
2022	6,908
2023	6,443
2024	5,127
2025	4,469
Thereafter	9,663
Total minimum lease payments	$39,720
Less: interest	(3,797)
Total lease liability	$35,923

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.8 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Total rental expense was $3.7 million for the six months ended June 30, 2021 and $3.0 million for the six months ended June 30, 2020.
13.	Shareholders’ Equity

As of June 30, 2021 and December 31, 2020, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$401,412	13.9%	$303,775	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	365,434	12.6%	245,913	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	365,434	12.6%	202,516	7.0%	N/A	N/A
Tier I capital (to average assets)	365,434	8.7%	167,450	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$396,759	13.7%	$303,746	10.5%	$289,282	10.0%
Tier I capital (to risk-weighted assets)	360,781	12.5%	245,890	8.5%	231,426	8.0%
Common equity tier I capital (to risk-weighted assets)	360,781	12.5%	202,497	7.0%	188,033	6.5%
Tier I capital (to average assets)	360,781	8.6%	167,439	4.0%	209,299	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$378,393	13.9%	$285,145	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	344,409	12.7%	230,832	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	344,409	12.7%	190,097	7.0%	N/A	N/A
Tier I capital (to average assets)	344,409	8.9%	155,009	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$376,209	13.9%	$285,117	10.5%	$271,540	10.0%
Tier I capital (to risk-weighted assets)	342,229	12.6%	230,809	8.5%	217,232	8.0%
Common equity tier I capital (to risk-weighted assets)	342,229	12.6%	190,078	7.0%	176,501	6.5%
Tier I capital (to average assets)	342,229	8.8%	154,999	4.0%	193,748	5.0%

  14. Other Comprehensive Income (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) (“AOCI”) during the period, by component, net of tax:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding gains	$1,421	$(386)	$1,035	$1,077	$(267)	$810
Reclassification adjustment for gains realized in net income (loss)	—	—	—	(73)	16	(57)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains	4	(1)	3	877	(244)	633
Reclassification adjustment for gains recognized in net income (loss)	(646)	180	(466)	(503)	140	(363)
Defined benefit retirement plans
Net change in retirement liability	10	(3)	7	(1)	1	—
Total other comprehensive income	$789	$(210)	$579	$1,377	$(354)	$1,023

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding (losses) gains	$(2,502)	$650	$(1,852)	$4,318	$(1,008)	$3,310
Reclassification adjustment for gains realized in net income	—	—	—	(73)	16	(57)
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(443)	124	(319)	6,875	(1,915)	4,960
Reclassification adjustment for gains recognized in net income	(1,276)	356	(920)	(615)	171	(444)
Defined benefit retirement plans
Net change in retirement liability	21	(6)	15	(2)	1	(1)
Total other comprehensive income (loss)	$(4,200)	$1,124	$(3,076)	$10,503	$(2,735)	$7,768

Reclassifications out of AOCI that have an impact on net income (loss) are presented below:

Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statement where Net Income (Loss) is Presented
	(dollars in thousands)
Unrealized gains on available for sale securities	$—	$73	Gain on disposition of investment securities
Unrealized gains on derivatives	646	503	Interest on taxable loans
Tax expense	(180)	(156)	Income tax expense
Net of tax	$466	$420	Net income (loss)

Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on available for sale securities	$—	$73	Gain on disposition of investment securities
Unrealized gains on derivatives	1,276	615	Interest on taxable loans
Tax expense	(356)	(187)	Provision for income taxes
Net of tax	$920	$501	Net income

15.	Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income (loss)	$13,944	$(1,716)	$27,443	$5,516
Less dividends and undistributed earnings allocated to participating securities	(67)	1	(126)	(10)
Net income (loss) applicable to common shareholders	$13,877	$(1,715)	$27,317	$5,506

Denominator:
Weighted average common shares outstanding	6,930	5,913	6,919	5,653
Earnings (loss) per common share - basic	$2.00	$(0.29)	$3.95	$0.97

Earnings per common share - diluted:
Numerator:
Net income (loss)	$13,944	$(1,716)	$27,443	$5,516
Less dividends and undistributed earnings allocated to participating securities	(67)	—	(126)	(9)
Net income (loss) applicable to common shareholders	$13,877	$(1,716)	$27,317	$5,507

Denominator:
Weighted average common shares outstanding	6,930	5,913	6,919	5,653
Dilutive effect of common stock equivalents	69	—	74	17
Weighted average diluted common shares outstanding	6,999	5,913	6,993	5,670
Earnings (loss) per common share - diluted	$1.98	$(0.29)	$3.91	$0.97

16.	Derivative AND HEDGING ACTIVITIES

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

Interest Rate Swaps. The Company enters into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, it simultaneously enters into a “mirror” swap contract with a third party. The third party exchanges the borrower’s fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan-related derivative income.

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

Risk Participation Agreements. The Company enters into risk participation agreements (“RPAs”) with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings with a corresponding offset within other assets or other liabilities.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	June 30, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$5,801	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$5,801			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$470,468	Other Assets	$27,619	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	470,468	Other Liabilities	27,619
Risk participation agreements-out to counterparties	26,439	Other Assets	33	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,212	Other Liabilities	327
Total derivatives not designated as hedging instruments			$27,652			$27,946

	December 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$7,618	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$7,618			$—

Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	409,493	Other Assets	$38,415	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	409,493	Other Liabilities	38,415
Risk participation agreements-out to counterparties	26,580	Other Assets	51	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,956	Other Liabilities	496
Total derivatives not designated as hedging instruments			$38,466			$38,911

The following tables present the changes to AOCI as a result of cash flow hedge accounting as of the periods presented:

	For the Three Months Ended June 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(642)	$(627)	$(15)	Interest Income	$646	$695	$(49)

	For the Six Months Ended June 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(1,719)	$(173)	$(1,546)	Interest Income	$1,276	$1,373	$(97)

	For the Three Months Ended June 30, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component

	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$374	$413	$(39)	Interest Income	$503	$552	$(49)

	For the Six Months Ended June 30, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$6,260	$7,047	$(787)	Interest Income	$615	$712	$(97)

The Company estimates that an additional $2.5 million will be reclassified out of AOCI into earnings, as a reduction of interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of net income (loss) for the periods presented:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income in which the effects of cash flow hedges are recorded	$646	$1,276
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income	$646	$1,276
Amount of gain reclassed from AOCI into income - Included Component	$695	$1,373
Amount of loss reclassed from AOCI into income - Excluded Component	$(49)	$(97)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income (loss) in which the effects of cash flow hedges are recorded	$503	$615
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income (loss)	$503	$615
Amount of gain reclassed from AOCI into income (loss) - Included Component	$552	$712
Amount of loss reclassed from AOCI into income (loss) - Excluded Component	$(49)	$(97)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income (loss) as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2021	2020
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$(53)	$152

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
		2021	2020
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$153	$330

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

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative position(s) and the Company would be required to settle its obligations under the agreements.

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets as June 30, 2021 and December 31, 2020:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	June 30, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$33,453	$—	$33,453	$7,300	$—	$26,153

Offsetting of Derivative Liabilities
Derivative Liabilities	$27,946	$—	$27,946	$7,300	$18,255	$2,391

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$46,084	$—	$46,084	$7,649	$—	$38,435

Offsetting of Derivative Liabilities
Derivative Liabilities	$38,911	$—	$38,911	$7,649	$30,724	$538

As of June 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.7 million and $30.7 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted cash collateral of $18.0 million and $29.9 million, respectively. If the Company had breached any of these provisions at June 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $18.7 million and $30.7 million, respectively.

17.	Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$98,789	$98,789	$75,785	$75,785
Securities available for sale	212,266	212,266	237,030	237,030
Securities held to maturity	492,782	499,885	247,672	260,139
Loans, net	3,246,120	3,209,085	3,117,632	3,092,021
Loans held for sale	911	911	6,909	7,101
FHLB Boston stock	4,816	4,816	5,734	5,734
Accrued interest receivable	8,983	8,983	9,514	9,514
Mortgage servicing rights	1,281	1,281	1,219	1,219
Interest rate contracts	5,801	5,801	7,618	7,618
Loan level interest rate swaps	27,619	27,619	38,415	38,415
Risk participation agreements out to counterparties	33	33	51	51

Financial liabilities
Deposits	3,764,558	3,764,508	3,403,083	3,403,832
Borrowings	17,244	17,276	32,992	34,284
Loan level interest rate swaps	27,619	27,619	38,415	38,415
Risk participation agreements in with counterparties	327	327	496	496

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets.
•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,415	$—	$23,415
Mortgage-backed securities	—	187,072	—	187,072
Corporate debt securities	—	1,779	—	1,779
Other assets
Interest rate swaps with customers	—	27,619	—	27,619
Risk participation agreements out to counterparties	—	33	—	33
Interest rate contracts	—	5,801	—	5,801
Other liabilities
Mirror swaps with counterparties	—	27,619	—	27,619
Risk participation agreements in with counterparties	—	327	—	327

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,617	$—	$23,617
Mortgage-backed securities	—	210,630	—	210,630
Corporate debt securities	—	2,783	—	2,783
Other assets
Interest rate swaps with customers	—	38,415	—	38,415
Risk participation agreements out to counterparties	—	51	—	51
Interest rate contracts	—	7,618	—	7,618
Other liabilities
Mirror swaps with counterparties	—	38,415	—	38,415
Risk participation agreements in with counterparties	—	496	—	496

The following tables present the carrying value of assets held at June 30, 2021 and December 31, 2020, which were measured at fair value on a non-recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$911	$—	$—	$911
Individually evaluated collateral dependent loans	—	—	156	156
Total	$911	$—	$156	$1,067

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,219	$1,219
Loans held for sale	6,909	—	—	6,909
Individually evaluated collateral dependent loans	—	—	672	672
Other real estate owned	—	—	1,820	1,820
Total	$6,909	$—	$3,711	$10,620

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

There were no transfers between levels for the three and six months ended June 30, 2021 or 2020.

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

Federal Home Loan Bank of Boston (“FHLB of Boston”) Stock

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

Values Not Determined

In accordance with ASC 820, the Company has not estimated fair values for non-financial assets, such as banking premises and equipment, goodwill, the intangible value of the Company’s portfolio of loans serviced for itself, and the intangible value inherent in the Company’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

18.	Mergers

Merger with Wellesley Bancorp, Inc. (“Wellesley”)

On June 1, 2020, the Company completed its merger with Wellesley (“the Wellesley Merger”), adding 6 banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger with Wellesley, each outstanding share of Wellesley common stock was converted into 0.580 shares of the Company’s common stock. As a result of the Wellesley merger, former Wellesley shareholders received an aggregate of 1,502,814 shares of the Company’s common stock.  The total consideration paid amounted to $88.8 million, based on the closing price of $58.00 of the Company’s common stock, the value of Wellesley’s exercisable options, and cash paid for fractional shares on May 31, 2020.

The Company accounted for the Wellesley Merger using the acquisition method pursuant to the Business Combinations Topic of the FASB’s Accounting Standards Codification. Accordingly, the Company recorded merger expenses during the three months and six months ended June 30, 2020 of approximately $4.4 million and $4.6 million, respectively.

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

•	disruptions to the credit and financial markets, either nationally or globally;
•	the duration and scope of the COVID-19 pandemic and its impact on levels of consumer confidence;
•	actions that governments, businesses and individuals take in response to the COVID-19 pandemic;
•	the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies and economic activity;
•	a potential resurgence in the severity of the COVID-19 pandemic due to variants and mutations of the virus;
•	the pace of recovery when the COVID-19 pandemic subsides;
•

weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and profits on sales of mortgage loans;

•

legislative, regulatory, or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act, which may adversely affect the Company’s business and/or competitive position, impose additional costs on the Company or cause us to change our business practices;

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

•	the failure of the Company’s financial reporting controls and procedures to prevent or detect all errors or fraud;
•	the Company’s dependence on the accuracy and completeness of information about clients and counterparties;
•	the fiscal and monetary policies of the federal government and its agencies;
•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;
•	downgrades in the Company’s credit rating;
•	changes in interest rates which could affect interest rate spreads and net interest income;
•	costs and effects of litigation, regulatory investigations, or similar matters;
•	the inability to realize expected cost savings or implement integration plans and other adverse consequences associated with the merger with Wellesley Bancorp, Inc. (“Wellesley”);
•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890.  As of June 30, 2021, the Company had total assets of approximately $4.3 billion. The Bank operates 19 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of June 30, 2021, the Company had Assets under Management and Administration of approximately $4.5 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

The Company offers a wide range of services to commercial enterprises, non-profit organizations, and individuals. The Company emphasizes service to consumers and small- and medium-sized businesses in its market area. The Company originates commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, construction loans, consumer loans, and residential real estate loans (including one-to-four family and home equity lines of credit), and accepts savings, money market, time, and demand deposits. In addition, the Company offers a wide range of commercial and personal banking services which include cash management, online banking, mobile banking, and global payments.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from its wealth management services. The results of operations are affected by the level of income and fees from loans, deposits, as well as operating expenses, the provision for (release of) credit losses, the impact of federal and state income taxes, the relative levels of interest rates, and local and national economic activity.

Through the Bank, the Company focuses on wealth management, the commercial banking business, and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a CRE lender. However, in recent years the Company has diversified commercial operations within the areas of C&I lending to include Renewable Energy, Innovation Banking, which works with primarily New England-based entrepreneurs, and asset-based lending that helps companies throughout New England and New York grow by borrowing against existing assets. Through its renewable energy lending efforts, the Company provides financing for the developers and operators of commercial renewable energy projects.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies. The Company considers the allowance for credit losses and income taxes to be its critical accounting policies.

See “Management’s Discussion and Analysis—Critical Accounting Policies” in our 2020 Form 10-K, for a detailed discussion of the Company’s other critical accounting estimates and policies.

Recent Accounting Developments

See NOTE 4 to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally.

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested in 2020 or 2021. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on our business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, a potential resurgence following a decline in the outbreak, and impact on our customers, employees, and vendors, all of which are uncertain and cannot be predicted.

If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected.

Results of Operations

Results of Operations for the three months ended June 30, 2021 and June 30, 2020

General. Net income increased by $15.7 million, or 912.6%, to $13.9 million for the quarter ended June 30, 2021, as compared to a net loss of $1.7 million for the quarter ended June 30, 2020, primarily due to a $15.3 million decrease in the provision for (release of) credit losses, a $3.6 million increase in net interest and dividend income before the provision for (release of ) credit losses, and a $1.9 million increase in noninterest income, which were partially offset by higher income tax expense of $5.5 million. Diluted earnings per share were $1.98 for the quarter ended June 30, 2021, as compared to a diluted loss per share of $0.29 the quarter ended June 30, 2020.

Net income for the quarter ended June 30, 2020 was impacted by various items resulting from the Company’s merger with Wellesley on June 1, 2020 and the effect of the COVID-19 pandemic on the Company’s allowance for credit losses. The Company had recorded a provision for credit losses of $14.4 million for the quarter ended June 30, 2020 which included the impact of the merger with Wellesley on the Company’s allowance for credit losses under the current estimated credit loss (“CECL”) accounting standard and the anticipated losses associated with the COVID-19 pandemic.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) credit losses increased by $3.6 million, or 12.5%, to $32.4 million, as compared to $28.8 million for the quarter ended June 30, 2020, primarily due to loan growth

(both organic and as a result of the merger with Wellesley), lower cost of funds, and deferred Paycheck Protection Program (“PPP”) loan income recognized on PPP loans forgiven by the Small Business Administration (“SBA”) during the quarter.

•

Interest on loans increased by $2.5 million, or 8.8%, primarily due to loan growth and PPP loans related income, partially offset by lower yields and less loan accretion associated with merger accounting.

•	Interest on deposits decreased by $390,000, or 27.9%, primarily due to lower cost of deposits, partially offset by deposit growth.

Total average interest-earning assets increased by $939.2 million, or 30.4%, to $4.03 billion during the quarter ended June 30, 2021, from $3.09 billion for the quarter ended June 30, 2020, primarily due to the merger with Wellesley effective June 1, 2020 and organic loan growth. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 52 basis points to 3.25% for the quarter ended June 30, 2021, as compared to 3.77% for the quarter ended June 30, 2020, primarily due to lower fair value accretion and lower asset yields.

Interest and Dividend Income. Total interest and dividend income increased by $3.0 million, or 9.8%, to $33.5 million for the quarter ended June 30, 2021, as compared to $30.5 million for the quarter ended June 30, 2020, primarily due to loan growth and PPP loan related income, partially offset by lower asset yields and less loan accretion associated with merger accounting.

Interest Expense. Interest expense decreased by $595,000, or 34.2%, to $1.1 million for the quarter ended June 30, 2021, as compared to $1.7 million for the quarter ended June 30, 2020, primarily driven by a decrease in the cost of deposits, partially offset by deposit growth.

Average interest-bearing liabilities increased by $473.8 million to $2.57 billion during the quarter ended June 30, 2021, from $2.10 billion for the quarter ended June 30, 2020, primarily related to the merger with Wellesley coupled with core deposit growth. The average cost of funds decreased to 0.11% for the quarter ended June 30, 2021 from 0.23% during the quarter ended June 30, 2020. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $435.1 million, an increase in average checking account balances of $129.9 million, and an increase in average savings balances of $43.8 million, partially offset by a decrease in average other borrowed funds of $119.8 million and a decrease in average certificates of deposit balances of $12.1 million.

Provision for Credit Losses. The Company recorded a $901,000 release of credit losses for the quarter ended June 30, 2021, as a result of improving forward-looking economic assumptions and the resulting decrease in loss expectations in the Company’s allowance for credit losses modeling for both its loan and unfunded commitment portfolios. The Company recorded a provision for credit losses of $14.4 million for the quarter ended June 30, 2020, which included the impact of the merger with Wellesley on the Company’s allowance for credit losses under the CECL accounting standard and the anticipated effect associated with the pandemic.

The Company recorded net loan recoveries of $46,000 for the quarter ended June 30, 2021, as compared to net charge-offs of $135,000 for the quarter ended June 30, 2020.

Noninterest Income. Total noninterest income increased by $1.9 million, or 21.6%, to $10.9 million for the quarter ended June 30, 2021, as compared to $9.0 million for the quarter ended June 30, 2020, primarily as a result of increases in Wealth Management revenue, and loan related derivative income, partially offset by a decrease in deposit account fees. Noninterest income was 25.2% of total revenues for the quarter ended June 30, 2021.

•

Wealth Management revenue increased by $1.6 million, or 22.6%, to $8.6 million for the quarter ended June 30, 2021, as compared to $7.0 million for the quarter ended June 30, 2020. Wealth Management Assets under Management and Administration were $4.47 billion as of June 30, 2021, an increase of $740.0 million, or 19.8%, from $3.73 billion as of June 30, 2020, primarily due to appreciation within the equity markets and the merger with Wellesley.

•	Loan related derivative income increased by $233,000, or 69.8%, to $567,000 for the quarter ended June 30, 2021, as compared to $334,000 for the quarter ended June 30, 2020.
•

Deposit account fees decreased by $211,000, or 30.4%, to $484,000 for the quarter ended June 30, 2021, as compared to $695,000 for the quarter ended June 30, 2020, primarily due to lower fee revenue from commercial deposit sweep products.

The categories of Wealth Management revenues are shown in the following table:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$8,445	$6,786
Financial planning fees and other service fees	178	249
Total wealth management revenues	$8,623	$7,035

The following table presents the changes in Wealth Management assets under management:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,083,811	$2,932,393
Acquired wealth management assets	—	$338,676
Gross client asset inflows	121,194	55,817
Gross client asset outflows	(133,332)	(94,433)
Net market impact	210,531	339,833
Balance at the end of the period	$4,282,204	$3,572,286
Weighted average management fee	0.80%	0.84%

There were no significant changes to the average fee rates and fee structure for the three months ended June 30, 2021 and June 30, 2020.

Noninterest Expense. Total noninterest expense decreased by $314,000, or 1.2%, to $25.3 million for the quarter ended June 30, 2021, as compared to $25.6 million for the quarter ended June 30, 2020, primarily driven by a decrease in nonoperating expenses, partially offset by increases in salaries and employee benefits expense, occupancy and equipment expense, marketing expense, and data processing expense.

•

Nonoperating expenses decreased by $4.4 million as the Company did not record any nonoperating expenses during the quarter ended June 30, 2021. The Company recorded nonoperating merger-related expenses of $4.4 million associated with the merger with Wellesley during the second quarter of 2020.

•

Salaries and employee benefits expense increased by $2.9 million driven by increased staffing related to the merger with Wellesley, merit increases, additions to support business initiatives, and higher employee benefit costs.

•

Occupancy and equipment expense increased by $565,000 due to the operation of additional branches and office space as a result of the merger with Wellesley, partially offset by previously announced branch and support office location closures.

•	Marketing expense increased by $467,000, primarily driven by increased marketing efforts during the second quarter of 2021.
•	Data processing expense increased by $347,000, primarily as a result of increased client transaction activity associated with the impact of the merger with Wellesley.

 Income Tax Expense. The Company recorded a provision for income taxes of $5.0 million for the quarter ended June 30, 2021, as compared to a tax benefit of $540,000 for the same quarter in 2020. The increase in tax expense of $5.5 million is due to higher levels of pre-tax income for the three months ended June 30, 2021, as compared to the same period in 2020. The Company’s effective tax rate was 26.3% for the quarter ended June 30, 2021, as compared to 23.9% for the quarter ended June 30, 2020.

Results of Operations for the six months ended June 30, 2021 and June 30, 2020

General. Net income increased by $21.9 million, or 397.5%, to $27.4 million for the six months ended June 30, 2021, as compared to net income of $5.5 million for the six months ended June 30, 2020, primarily due to a $17.5 million decrease in the provision for (release of) credit losses, a $12.6 million increase in net interest and dividend income before the provision for (release of) credit losses, and a $4.0 million increase in noninterest income, which were partially offset by a $4.0 million increase in noninterest expenses, and higher income tax expense of $8.2 million. Diluted earnings per share were $3.91 for the first six months of 2021, representing a 303.1% increase over diluted earnings per share of $0.97 for the six months ended June 30, 2020. Net income for the six months ended June 30,

2020 was impacted by various items resulting from the Company’s merger with Wellesley effective June 1, 2020 and the effect of the COVID-19 pandemic on the Company’s allowance for credit losses.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) for loan losses, increased by $12.6 million, or 24.6%, to $63.8 million, as compared to $51.2 million for the six months ended June 30, 2020, primarily due to loan growth (both organic and as a result of the merger with Wellesley), lower cost of funds, and deferred PPP loan income recognized on PPP loans forgiven by the SBA.

•	Interest on loans increased by $9.5 million, or 18.3%, due to organic and merger related loan growth combined with PPP loans related income.
•	Interest on deposits decreased by $2.2 million, or 49.6%, primarily due to a decrease in the cost of deposits, partially offset by deposit growth.

Average interest earning assets increased by $1.05 billion, or 36.4%, to $3.93 billion during the six months ended June 30, 2021, from $2.88 billion during the six months ended June 30, 2020. Average interest-bearing liabilities increased by $539.1 million, or 27.3%, to $2.52 billion during the six months ended  June 30, 2021, from $1.98 billion during the same six months ended  June 30, 2020. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 29 basis points to 3.30% for the six months ended June 30, 2021, as compared to 3.59% for the six months ended June 30, 2020.

Interest and Dividend Income. Total interest and dividend income increased by $9.7 million, or 17.2%, to $66.3 million for the six months ended June 30, 2021, as compared to $56.6 million for the six months ended June 30, 2020, primarily due to loan growth as a result of the merger with Wellesley effective June 1, 2020 and PPP loan related income, partially offset by lower asset yields.

Interest Expense. Interest expense decreased by $2.9 million, or 52.9%, to $2.6 million during the six months ended June 30, 2021, as compared to $5.4 million during the six months ended June 30, 2020, primarily driven by a decrease in the costs of deposits, Federal Home Loan Bank of Boston (“FHLB of Boston”) borrowings expense, and subordinated debt expense, partially offset by deposit growth.

Average interest-bearing liabilities increased by $539.1 million, or 27.3%, to $2.52 billion during the six months ended June 30, 2021, from $1.98 billion for the six months ended June 30, 2020, primarily related to the merger with Wellesley coupled with organic core deposit growth. The average cost of funds decreased to 0.13% for the six months ended June 30, 2021, from 0.38% for the six months ended June 30, 2020. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $414.5 million, an increase in average checking account balances of $152.9 million , an increase in average savings account balances of $66.1 million, and an increase in average certificate of deposit balances of $19.9 million, partially offset by a decrease in average other borrowed funds of $112.6 million.

Provision for Credit Losses. The Company recorded a release of credit losses of $1.1 million for the six months ended June 30, 2021, as compared to a provision for credit losses of $16.4 million for the six months ended June 30, 2020, resulting from improving forward-looking economic assumptions and the resulting decrease in loss expectations in the Company’s allowance for credit losses modeling for both its loan and unfunded commitment portfolios. The Company recorded a provision for credit losses of $16.4 million for the six months ended June 30, 2020, primarily due to the impact of the merger with Wellesley on the Company’s allowance for credit losses under the CECL accounting standard and additional provision for credit losses due to anticipated losses associated with the COVID-19 pandemic.

The Company recorded net recoveries of $66,000 for the six months ended June 30, 2021, as compared to net charge-offs of $400,000 for the six months ended June 30, 2020.

Noninterest Income. Total noninterest income increased by $4.0 million, or 22.3%, to $21.8 million for the six months ended June 30, 2021, as compared to $17.8 million for the six months ended June 30, 2020, primarily as a result of increases in wealth management revenue, gains on loans sold, and loan related derivative income, partially offset by a decrease in deposit account fees. Noninterest income was 25.4% of total revenue for the six months ended June 30, 2021.

•

Wealth management revenue increased by $3.1 million, or 22.8%, to $16.8 million for the six months ended June 30, 2021, as compared to $13.7 million for the six months ended June 30, 2020, primarily due to appreciation within the equity markets.

•

Gain on loans sold increased by $422,000, or 135.3%, to $734,000 for the six months ended June 30, 2021, as compared to $312,000  for the six months ended June 30, 2020, due to increased sales of residential mortgages.

•	Loan related derivative income increased by $394,000, or 46.7%, to $1.2 million for the six months ended June 30, 2021, as compared to $844,000 for the six months ended June 30, 2020.

•

Deposit account fees decreased by $528,000, or 35.5%, to $958,000 for the six months ended June 30, 2021, as compared to $1.5 million for the six months ended June 30, 2020, primarily due to a decrease in fee revenue from commercial deposit sweep products.

The categories of Wealth Management revenues are shown in the following table:

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$16,451	$13,216
Financial planning fees and other service fees	323	446
Total wealth management revenues	$16,774	$13,662

The following table presents the changes in Wealth Management Assets under Management:

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,994,152	$3,287,371
Acquired wealth management assets	—	338,676
Gross client asset inflows	238,093	155,064
Gross client asset outflows	(234,091)	(167,488)
Net market impact	284,050	(41,338)
Balance at the end of the period	$4,282,204	$3,572,285
Weighted average management fee	0.80%	0.83%

There were no significant changes to the average fee rates and fee structure for the six months ended June 30, 2021 and June 30, 2020.

Noninterest Expense. Total noninterest expense increased by $4.0 million, or 8.7% , to $49.5 million for the six months ended June 30, 2021, as compared to $45.5 million for the six months ended June 30, 2020, primarily driven by increases in salaries and employee benefits expense, occupancy and equipment expense, and marketing expense, partially offset by a decrease in nonoperating expense.

•

Salaries and employee benefits expense increased by $6.0 million, or 22.4%, primarily related to the merger with Wellesley in the second quarter of 2020, additions to support business initiatives, normal merit increases, and increases in employee benefit costs.

•

Occupancy and equipment expense increased by $1.3 million, or 23.2%, primarily as a result of additional branches and office space due to the merger with Wellesley, partially offset by previously announced branch and support office location closures.

•	Marketing expense increased by $674,000, or 90.8%, primarily driven by increased marketing efforts during the first half of 2021.
•

Nonoperating expenses decreased by $4.6 million as the Company did not record any nonoperating expenses during the first six months of 2021. The Company recorded nonoperating merger-related expenses of $4.6 million associated with the merger with Wellesley during the first six months of 2020.

Income Tax Expense. The Company recorded a provision for income taxes of $9.7 million for the six months ended June 30, 2021, as compared to $1.5 million for the six months ended June 30, 2020. The effective tax rate was 26.1% for the six months ended June 30, 2021, as compared to 21.6% for the six months ended June 30, 2020. The increase in the effective tax rate for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, reflects the recognition of benefits realized in 2020 related to net operating loss (“NOL”) carrybacks related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Changes in Financial Condition

Total Assets. Total assets increased by $354.0 million, or 9.0%, from $3.95 billion at December 31, 2020 to $4.30 billion at June 30, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased by $23.0 million, or 30.4%, from $75.8 million at December 31, 2020 to $98.8 million at June 30, 2021.

Investment Securities. The Company’s total investment securities portfolio increased by $220.3 million, or 45.5%, from $484.7 million at December 31, 2020 to $705.0 million at June 30, 2021 as the Company invested excess cash.

Loans. Total loans increased by $127.5 million, or 4.0%, from $3.15 billion at December 31, 2020 to $3.28 billion as of June 30, 2021. Excluding PPP loans and their associated deferred PPP loan processing fees, total loans increased by $144.1 million, or 4.8%, from December 31, 2020.

•	Residential real estate loans increased by $47.4 million, from $1.30 billion at December 31, 2020 to $1.35 billion at June 30, 2021.
•	CRE loans increased by $79.1 million, from $1.36 billion at December 31, 2020 to $1.44 billion at June 30, 2021.
•	C&I loans, excluding PPP loans and their associated deferred PPP loan processing fees, increased by $26.6 million, from $223.7 million at December 31, 2020 to $250.3 million at June 30, 2021.
•

PPP loans, net of associated deferred PPP loan processing fees, were $107.6 million at June 30, 2021 and are included in commercial and industrial loans on the consolidated balance sheets. Approximately 88.4% of first round PPP loans and 15.8% of round two PPP loans have been or are in the process of being forgiven.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At June 30, 2021, our investment in bank-owned life insurance was $46.6 million, representing an increase of $405,000 from $46.2 million at December 31, 2020, due to increases in the cash surrender value of the policies during the first six months of 2021.

Other Assets. Other assets decreased by $7.5 million, or 9.0%, to $75.7 million at June 30, 2021, from $83.2 million at December 31, 2020, primarily due to reductions in the fair value of loan level derivative assets.

Deposits. Total deposits grew by $361.5 million, or 10.6%, to $3.76 billion at June 30, 2021 from $3.40 billion at December 31, 2020.

•

Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $402.4 million, or 12.8%, to $3.55 billion at June 30, 2021, inclusive of growth from new and existing client relationships.

•

The cost of total deposits for the six months ended June 30, 2021 was 0.13%, as compared to 0.36% for the six months ended June 30, 2020, a reduction of 23 basis points. At June 30, 2021, the spot cost of deposits was 0.11%.

•

Certificates of deposit totaled $213.8 million at June 30, 2021, a decrease of $41.0 million from $254.8 million at December 31, 2020, primarily due to lower brokered deposit balances.  Total brokered certificates of deposit, which are included within certificates of deposit, were $9.3 million and $30.8 million at June 30, 2021 and December 31, 2020, respectively.

Borrowings. At June 30, 2021 and December 31, 2020, borrowings consisted solely of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings decreased to $17.2 million at June 30, 2021, from $33.0 million at December 31, 2020 as the Company utilized excess cash to reduce wholesale funding.

Shareholders’ Equity. Total shareholders’ equity increased $17.8 million, or 4.4%, to $419.5 million at June 30, 2021, from $401.7 million at December 31, 2020, primarily due to net income of $27.4 million, partially offset by dividend payments of $8.1 million and a decrease in unrealized gains on the available for sale investment portfolio of $2.5 million.

The Company’s ratio of tangible common equity to tangible assets decreased 32 basis points to 8.59%, at June 30, 2021, from 8.91% at December 31, 2020, primarily due to balance sheet growth during the six months ended June 30, 2021. Tangible book value per share grew by $2.30, or 4.6%, to $52.37 at June 30, 2021, as compared to $50.07 at December 31, 2020.

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

	Three Months Ended			Six Months Ended
Operating Net Income / Operating Diluted Earnings Per Share	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands, except share data)

Net Income (a GAAP measure)	$13,944	$13,499	$(1,716)	$27,443	$5,516
Add: Merger expenses	—	—	4,366	—	4,619
Add: Gain on disposition of investment securities	—	—	(69)	—	(69)
Add: Provision established for acquired Wellesley loans	—	—	8,638	—	8,638
Tax effect of non-operating adjustments (1)	—	—	(3,441)	—	(3,504)
Operating Net Income (a non-GAAP measure)	$13,944	$13,499	$7,778	$27,443	$15,200
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(67)	(57)	(4)	(126)	(20)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$13,877	$13,442	$7,774	$27,317	$15,180
Weighted Average Diluted Shares	6,998,936	6,987,216	5,912,889	6,993,437	5,670,438
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.98	$1.92	$1.31	$3.91	$2.68

(1)

The net tax benefit associated with nonoperating items is determined by assessing whether each nonoperating item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income.  The tax effect for the three and six months ended June 30, 2020 has been updated to reflect the final tax deductibility for the year.

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$419,501	$407,673	$401,732	$383,060
Less: Goodwill and acquisition related intangibles (GAAP)	(54,709)	(54,799)	(54,889)	(55,070)
Tangible Common Equity (a non-GAAP measure)	364,792	352,874	346,843	327,990
Total assets (GAAP)	4,303,287	4,253,173	3,949,297	4,022,750
Less: Goodwill and acquisition related intangibles (GAAP)	(54,709)	(54,799)	(54,889)	(55,070)
Tangible assets (a non-GAAP measure)	$4,248,578	$4,198,374	$3,894,408	$3,967,680
Tangible Common Equity Ratio (a non-GAAP measure)	8.59%	8.41%	8.91%	8.27%

Tangible Common Equity (excluding PPP loans):
Tangible Common Equity (a non-GAAP measure)	$364,792	$352,874	$346,843	$327,990
Tangible assets (a non-GAAP measure)	$4,248,578	$4,198,374	$3,894,408	$3,967,680
Less: PPP loans	(107,638)	(165,679)	(124,201)	(189,306)
Tangible assets (excluding PPP Loans) (a non-GAAP measure)	$4,140,940	$4,032,695	$3,770,207	$3,778,374
Tangible Common Equity Ratio (excluding PPP Loans) (a non-GAAP measure)	8.81%	8.75%	9.20%	8.68%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$364,792	$352,874	$346,843	$327,990
Common shares outstanding	6,965,557	6,960,194	6,926,728	6,927,699
Tangible Book Value Per Share (a non-GAAP measure)	$52.37	$50.70	$50.07	$47.34

Investment Securities

The Company’s securities portfolio consists of securities available for sale (“AFS”) and securities held to maturity (“HTM”). The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. government agencies or U.S. government-sponsored enterprises.

Securities available for sale consist of certain U.S. Government Sponsored Enterprises (“GSE”), U.S. GSE mortgage-backed securities and corporate debt securities. These securities are carried at fair value, with unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders’ equity.

The fair value of securities available for sale totaled $212.3 million and included gross unrealized gains of $2.5 million and gross unrealized losses of $2.2 million at June 30, 2021. At December 31, 2020, the fair value of securities available for sale totaled $237.0 million and included gross unrealized gains of $3.2 million and gross unrealized losses of $406,000.

Securities classified as held to maturity consist of U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of June 30, 2021 are carried at their amortized cost of $492.8 million. At December 31, 2020, securities held to maturity totaled $247.7 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$23,415	11%	$23,617	10%
Mortgage-backed securities	187,072	88%	210,630	89%
Corporate debt securities	1,779	1%	2,783	1%
Total securities available for sale	$212,266	100%	$237,030	100%
Held to maturity securities
Mortgage-backed securities	$379,726	77%	$137,435	55%
Corporate debt securities	6,993	1%	6,989	3%
Municipal securities	106,063	22%	103,248	42%
Total securities held to maturity	$492,782	100%	$247,672	100%
Total	$705,048	100%	$484,702	100%

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At June 30, 2021	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,996	0.5%	$5,000	2.3%	$8,000	2.6%	$22,996	1.6%
Mortgage-backed securities	12	0.0%	3,253	1.4%	57,712	1.6%	126,275	1.0%	187,252	1.1%
Corporate debt securities	—	—	1,742	1.8%	—	—	—	—	1,742	1.8%
Total available for sale securities	$12	0.0%	$14,991	0.9%	$62,712	1.6%	$134,275	1.0%	$211,990	1.2%

Held to maturity securities
Mortgage-backed securities	$—	—	$2	5.6%	$60,048	2.4%	$319,676	1.4%	$379,726	1.6%
Corporate debt securities	4,497	2.6%	2,496	2.5%	—	—	—	—	6,993	2.6%
Municipal securities	4,364	4.6%	19,497	3.7%	39,784	3.4%	42,418	2.8%	106,063	3.3%
Total held to maturity securities	$8,861	3.6%	$21,995	3.6%	$99,832	2.8%	$362,094	1.6%	$492,782	2.0%
Total	$8,873	3.6%	$36,986	2.5%	$162,544	2.3%	$496,369	1.4%	$704,772	1.7%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,995	0.5%	$5,000	2.3%	$8,000	2.6%	$22,995	1.6%
Mortgage-backed securities	1	5.2%	4,226	1.4%	54,849	1.5%	149,439	1.2%	208,515	1.3%
Corporate debt securities	1,001	1.1%	1,741	1.8%	—	—	—	—	2,742	1.6%
Total available for sale securities	$1,002	1.1%	$15,962	0.9%	$59,849	1.6%	$157,439	1.2%	$234,252	1.3%

Held to maturity securities
Mortgage-backed securities	$—	—	$2	5.6%	$60,933	2.4%	$76,500	2.1%	$137,435	2.3%
Corporate debt securities	—	—	6,989	2.6%	—	—	—	—	6,989	2.6%
Municipal securities	2,541	4.5%	19,343	3.7%	40,934	3.4%	40,430	2.8%	103,248	3.3%
Total held to maturity securities	$2,541	4.5%	$26,334	3.4%	$101,867	2.8%	$116,930	2.3%	$247,672	2.7%
Total	$3,543	3.5%	$42,296	2.4%	$161,716	2.4%	$274,369	1.7%	$481,924	2.0%

(1)	Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at June 30, 2021 and December 31, 2020.

The Company did not record an allowance for credit losses on its investments securities as of June 30, 2021 or December 31, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, C&I loans, CRE loans, construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy, with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is generally from multiple revenue sources and dependent on energy output. For PPP loans, the SBA generally guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following table shows the composition of the loan portfolio at the dates indicated:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$601,510	18%	$535,804	17%
Mortgages - adjustable rate	715,326	22%	734,593	23%
Construction	24,968	1%	25,495	1%
Deferred costs, net of unearned fees	4,458	0%	2,976	0%
Total residential mortgages	1,346,262	41%	1,298,868	41%
Commercial mortgage
Mortgages - non-owner occupied	1,164,819	36%	1,064,317	35%
Mortgages - owner occupied	161,932	5%	153,474	5%
Construction	108,927	3%	139,075	4%
Deferred costs, net of unearned fees	2,406	0%	2,096	0%
Total commercial mortgages	1,438,084	44%	1,358,962	44%
Home equity
Home equity - lines of credit	90,479	3%	102,460	3%
Home equity - term loans	2,245	0%	3,503	0%
Deferred costs, net of unearned fees	259	0%	231	0%
Total home equity	92,983	3%	106,194	3%
Commercial and industrial
Commercial and industrial	250,012	8%	223,415	7%
PPP loans	110,734	3%	126,227	4%
Unearned fees, net of deferred costs	(2,809)	0%	(1,787)	0%
Total commercial and industrial	357,937	11%	347,855	11%
Consumer
Secured	44,944	1%	41,409	1%
Unsecured	929	0%	341	0%
Deferred costs, net of unearned fees	10	0%	19	0%
Total consumer	45,883	1%	41,769	1%
Total loans	$3,281,149	100%	$3,153,648	100%

Residential Mortgage.  Residential real estate loans held in portfolio amounted to $1.35 billion at June 30, 2021, an increase of $47.4 million, or 3.6%, from $1.30 billion at December 31, 2020, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 41% of total loans at both June 30, 2021 and December 31, 2020.

The average loan balance outstanding in the residential portfolio was $485,000 and the largest individual residential mortgage loan outstanding was $5.9 million as of June 30, 2021. At June 30, 2021, this loan was performing in accordance with its original terms.

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

The Company does not offer reverse mortgages, nor does it offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. The decision to sell a loan to the secondary market or retain within the portfolio is determined based on a variety of factors, including, but not limited to, the Bank’s asset/liability position, the current interest rate environment, and customer preference.

Indemnification.  In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three and six months ended June 30, 2021.

The Company is servicing mortgage loans sold to others without recourse of approximately $177.5 million at June 30, 2021 and $188.2 million at December 31, 2020.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Originations for retention in portfolio	$313,045	$264,887
Originations for sale to the secondary market	20,958	21,592
Total	$334,003	$286,479

Loans are sold with servicing retained or released.  The table below presents residential real estate loan sale activity for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Loans sold with servicing rights retained	$22,352	$9,482
Loans sold with servicing rights released	1,734	11,627
Total	$24,086	$21,109

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized mortgage servicing rights amounted to $1.3 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively.

Commercial Mortgage (CRE).  CRE loans were $1.44 billion as of June 30, 2021, an increase of $79.1 million, or 5.8%, from $1.36 billion at December 31, 2020. The CRE loan portfolio represented 44% of total loans at both June 30, 2021 and December 31, 2020. The average loan balance outstanding in this portfolio was $1.7 million, and the largest individual CRE loan outstanding was $30.0 million as of June 30, 2021. At June 30, 2021, this commercial mortgage was performing in accordance with its original terms.

CRE loans are secured by a variety of property types, inclusive of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, industrial and warehouse properties, and other specialized properties.

Generally, our CRE loans are for terms of up to 10 years, with loan-to-values that generally do not exceed 75%. Amortization schedules are long-term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

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

Home Equity. The home equity portfolio totaled $93.0 million and $106.2 million at June 30, 2021 and December 31, 2020, respectively.  The home equity portfolio represented 3% of total loans at both June 30, 2021 and December 31, 2020. At June 30, 2021, the largest home equity line of credit was $3.5 million and had an outstanding balance of $3.0 million. At June 30, 2021, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $357.9 million and $347.9 million at June 30, 2021 and December 31, 2020, respectively. The C&I portfolio represented 11% of total loans at both June 30, 2021 and December 31, 2020. The average loan balance outstanding in this portfolio, excluding PPP loans and the associated deferred PPP processing fees, was $502,000, and the largest individual C&I loan outstanding was $9.8 million as of June 30, 2021. At June 30, 2021, this loan was performing in accordance with its original terms. Loans under the SBA’s PPP program, net of associated deferred PPP processing fees, totaled $107.6 million at June 30, 2021 and $124.2 million at December 31, 2020, respectively, and are included in the C&I portfolio.

Components of C&I loans are described below:

•

At June 30, 2021, Innovation Banking loans totaled $22.1 million and the average loan balance outstanding in this portfolio was $883,000. The largest individual loan outstanding was $4.6 million, and this loan was performing in accordance with its original terms.

•

At June 30, 2021, asset-based loans totaled $27.1 million and the average loan balance outstanding in this portfolio was $1.7 million. The largest individual loan outstanding was $6.3 million, and this loan was performing in accordance with its original terms.

•

At June 30, 2021, commercial renewable energy loans totaled $114.2 million and the average loan balance outstanding in this portfolio was $2.8 million. The largest individual loan outstanding was $9.8 million, and this loan was performing in accordance with its original terms.

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

Consumer Loans.  The consumer loan portfolio totaled $45.9 million at June 30, 2021 and $41.8 million at December 31, 2020.   Consumer loans represented 1% of the total loan portfolio at both June 30, 2021 and December 31, 2020.  The average loan balance outstanding in this portfolio was $15,000 and the largest individual consumer loan outstanding was $3.8 million as of June 30, 2021. At June 30, 2021, this loan was performing in accordance with its original terms.

Consumer loans include secured and unsecured loans, lines of credit, and personal installment loans. Unsecured consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets.  The secured consumer loans and lines portfolio are generally fully secured by pledged assets, such as bank accounts or investments.

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at June 30, 2021. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	June 30, 2021
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$4,751	$11,163	$1,330,348	$1,346,262
Commercial mortgage	86,004	367,482	984,598	1,438,084
Home equity	922	5,104	86,957	92,983
Commercial and industrial	79,521	139,744	138,672	357,937
Consumer	45,750	57	76	45,883
Total	$216,948	$523,550	$2,540,651	$3,281,149

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at June 30, 2021. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	June 30, 2021
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$616,708	$720,036	$9,518	$1,346,262
Commercial mortgage	496,333	411,888	529,863	1,438,084
Home equity	2,882	—	90,101	92,983
Commercial and industrial	156,453	44,229	157,255	357,937
Consumer	264	550	45,069	45,883
Total	$1,272,640	$1,176,703	$831,806	$3,281,149

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming assets is as follows:

	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Nonaccruals	$4,681	$7,744
Loans past due > 90 days, but still accruing	—	407
Troubled debt restructurings	782	811
Total nonperforming loans	$5,463	$8,962
Accruing troubled debt restructured loans	$—	$—
Nonperforming loans as a percentage of total loans	0.17%	0.28%
Nonperforming loans as a percentage of total assets	0.13%	0.23%

Total non-performing loans decreased by $3.5 million at June 30, 2021, as compared to December 31, 2020, primarily due to a reduction of CRE loans on nonaccrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at June 30, 2021 and December 31, 2020, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2021	2020
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$3,281,149	$3,153,648
Average loans outstanding (net of unearned discount and deferred loan fees)	$3,198,521	$2,856,631
Balance of allowance for credit losses at the beginning of year - loans	$36,016	$18,180
Loans charged-off:
Commercial and industrial	—	(400)
Commercial mortgage	—	(264)
Consumer	(3)	(40)
Total loans charged-off	$(3)	$(704)
Recovery of loans previously charged-off:
Commercial and industrial	34	250
Commercial mortgage	30	—
Consumer	5	15
Total recoveries of loans previously charged-off:	69	265
Net loan (charge-offs) recoveries	$66	$(439)
Adoption of CECL accounting standard - loans	—	205
Provision for credit losses - acquired loans	—	8,282
Initial allowance for PCD	—	437
Provision for (release of) credit losses - loans	(1,053)	9,351
Balance of allowance for credit losses at end of period-loans	$35,029	$36,016
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	(0.02)%
Ratio of allowance for credit losses on loans to loans outstanding	1.07%	1.14%

The allowance for credit losses on loans to loans outstanding, excluding PPP loans was 1.10% and 1.19% at June 30, 2021 and December 31, 2020, respectively.

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

Sources of Funds

General. Deposits traditionally have been the Company’s primary source of funds for its investment and lending activities. The Company also borrows from the FHLB of Boston and the Federal Reserve Bank of Boston (“FRB of Boston”) and utilizes brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. The Company’s additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities and fee income and proceeds from the sales of loans and securities.

Deposits.  The Company accepts deposits primarily from customers in the communities in which its branches and offices are located, as well as from small- and medium-sized businesses and other customers throughout its lending area. We rely on our competitive pricing and products, convenient locations, and client service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and our deposit growth goals. The Bank may also access the brokered deposit market for funding.

The following table sets forth the Company’s deposits for the periods indicated:

	June 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,208,951	32.1%	$1,006,132	29.7%
Interest bearing checking	672,794	17.9%	625,650	18.4%
Money market	726,101	19.3%	532,218	15.6%
Savings	942,865	25.0%	984,262	28.9%
Retail certificates of deposit under $100,000	55,555	1.5%	62,646	1.8%
Retail certificates of deposit of $100,000 or greater	149,000	4.0%	161,387	4.7%
Wholesale certificates of deposit	9,292	0.2%	30,788	0.9%
Total	$3,764,558	100.0%	$3,403,083	100.0%

At June 30, 2021, the Company had a total of $204.6 million in certificates of deposit, excluding brokered deposits, of which $172.8 million had remaining maturities of one year or less. As of June 30, 2021 and December 31, 2020, the Company had a total of $9.3 million and $30.8 million of brokered deposits, respectively.

Borrowings.  Total borrowings were $17.2 million at June 30, 2021, a decrease of $15.7 million, as compared to $33.0 million at December 31, 2020. The Company’s borrowings consisted of advances from the FHLB of Boston.  FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Bank’s remaining borrowing capacity at the FHLB of Boston at June 30, 2021 was approximately $697.6 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. The Company had no borrowings outstanding with the FRB of Boston at June 30, 2021. The Bank’s borrowing capacity at the FRB of Boston at June 30, 2021 was approximately $620.6 million.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,195,077	$30,557	3.84%	$3,142,319	$30,325	3.91%	$2,660,482	$28,130	4.25%
Tax-exempt	33,039	348	4.22	26,279	281	4.34	21,004	267	5.11
Securities available for sale (3)
Taxable	218,230	651	1.20	229,693	694	1.23	115,875	557	1.93
Securities held to maturity
Taxable	343,380	1,372	1.60	183,678	891	1.97	158,431	964	2.45
Tax-exempt	102,650	801	3.13	102,348	832	3.30	84,885	760	3.60
Cash and cash equivalents	132,964	28	0.08	144,567	31	0.09	45,437	16	0.14
Total interest-earning assets (4)	4,025,340	33,757	3.36%	3,828,884	33,054	3.50%	3,086,114	30,694	4.00%
Non-interest-earning assets	251,641			259,248			233,240
Allowance for credit losses	(36,183)			(35,988)			(23,272)
Total assets	$4,240,798			$4,052,144			$3,296,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$671,424	$51	0.03%	$632,754	$83	0.05%	$541,482	$209	0.16%
Savings accounts	959,606	174	0.07	977,415	272	0.11	915,835	462	0.20
Money market accounts	706,100	467	0.27	586,142	537	0.37	270,951	140	0.21
Certificates of deposit	218,738	314	0.58	239,356	383	0.65	230,798	585	1.02
Total interest-bearing deposits	2,555,868	1,006	0.16%	2,435,667	1,275	0.21%	1,959,066	1,396	0.29%
Subordinated debt	—	—	—	—	—	—	3,266	64	7.88
Other borrowed funds	18,288	141	3.09	22,009	140	2.58	138,052	282	0.82
Total interest-bearing liabilities	2,574,156	1,147	0.18%	2,457,676	1,415	0.23%	2,100,384	1,742	0.33%
Non-interest-bearing liabilities
Demand deposits	1,156,854			1,085,048			770,202
Other liabilities	97,515			104,744			97,431
Total liabilities	3,828,525			3,647,468			2,968,017
Shareholders’ equity	412,273			404,676			328,065
Total liabilities & shareholders’ equity	$4,240,798			$4,052,144			$3,296,082
Net interest income on a fully taxable equivalent basis		32,610			31,639			28,952
Less taxable equivalent adjustment		(241)			(233)			(215)
Net interest income		$32,369			$31,406			$28,737
Net interest spread (5)			3.18%			3.27%			3.67%
Net interest margin (6)			3.25%			3.35%			3.77%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	FHLB of Boston stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)

Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2020 and 2021, and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2020 and 2021.

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,168,843	$60,882	3.87%	$2,432,672	$51,468	4.25%
Tax-exempt	29,678	629	4.27	22,305	518	4.67
Securities available for sale (3)
Taxable	223,930	1,344	1.21	124,651	1,218	1.96
Securities held to maturity
Taxable	263,970	2,264	1.73	163,932	2,026	2.49
Tax-exempt	102,500	1,634	3.21	84,039	1,514	3.62
Cash and cash equivalents	138,715	59	0.09	52,627	156	0.60
Total interest-earning assets (4)	3,927,636	66,812	3.43%	2,880,226	56,900	3.97%
Non-interest-earning assets	255,441			212,712
Allowance for credit losses	(36,086)			(20,848)
Total assets	$4,146,991			$3,072,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$652,196	$134	0.04%	$499,335	$368	0.15%
Savings accounts	968,461	446	0.09	902,404	2,232	0.50
Money market accounts	646,453	1,004	0.31	231,999	589	0.51
Certificates of deposit	228,990	697	0.61	209,058	1,336	1.29
Total interest-bearing deposits	2,496,100	2,281	0.18%	1,842,796	4,525	0.49%
Subordinated debt	—	—	—	1,633	64	7.88
Other borrowed funds	20,138	281	2.81	132,720	848	1.28
Total interest-bearing liabilities	2,516,238	2,562	0.21%	1,977,149	5,437	0.55%
Non-interest-bearing liabilities
Demand deposits	1,121,149			696,547
Other liabilities	101,109			88,760
Total liabilities	3,738,496			2,762,456
Shareholders’ equity	408,495			309,634
Total liabilities & shareholders’ equity	$4,146,991			$3,072,090
Net interest income on a fully taxable equivalent basis		64,250			51,463
Less taxable equivalent adjustment		(475)			(427)
Net interest income		$63,775			$51,036
Net interest spread (5)			3.23%			3.42%
Net interest margin (6)			3.30%			3.59%

(1)	Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Average balances of securities available for sale calculated utilizing amortized cost.
(4)	FHLB of Boston stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared with			Compared with
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$5,346	$(2,919)	$2,427	$14,350	$(4,936)	$9,414
Tax-exempt	134	(53)	81	158	(47)	111
Securities available for sale
Taxable	363	(269)	94	714	(588)	126
Securities held to maturity
Taxable	830	(422)	408	979	(741)	238
Tax-exempt	148	(107)	41	304	(184)	120
Cash and cash equivalents	21	(9)	12	111	(208)	(97)
Total interest income	$6,842	$(3,779)	$3,063	$16,616	$(6,704)	$9,912
Interest expense
Deposits
Checking accounts	$41	$(199)	$(158)	$88	$(322)	$(234)
Savings accounts	21	(309)	(288)	151	(1,937)	(1,786)
Money market accounts	279	48	327	714	(299)	415
Certificates of deposit	(29)	(242)	(271)	116	(755)	(639)
Total interest-bearing deposits	312	(702)	(390)	1,069	(3,313)	(2,244)
Subordinated debt	(64)	—	(64)	(64)	—	(64)
Other borrowed funds	(407)	266	(141)	(1,074)	507	(567)
Total interest expense	$(159)	$(436)	$(595)	$(69)	$(2,806)	$(2,875)
Change in net interest income	$7,001	$(3,343)	$3,658	$16,685	$(3,898)	$12,787

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the quarter ended June 30, 2021 was 3.01%, representing a 45 basis points decrease over the quarter ended June 30, 2020’s adjusted net interest margin of 3.46%.

	Three Months Ended
	June 30, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,025,340
Net interest income on a fully taxable equivalent basis (GAAP)		$32,610
Net interest margin on a fully taxable equivalent basis (GAAP)			3.25%
Less: Paycheck Protection Program loan impact	(148,767)	(1,721)	-0.05%
Less: Accretion of loan fair value adjustments		(1,772)	-0.19%
Adjusted net interest margin on a fully taxable equivalent basis	$3,876,573	$29,117	3.01%
Less: Excess cash impact (1)	(80,337)	(20)	0.06%
Normalized adjusted net interest margin on a fully taxable equivalent basis	$3,796,236	$29,097	3.07%

(1)	Excess cash represents the estimated amount of average cash on the balance sheet that is above normal levels.

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the six months ended June 30, 2021 was 3.08%, representing a 30 basis points decrease over the six months ended June 30, 2020’s adjusted net interest margin of 3.38%.

	Six Months Ended
	June 30, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$3,927,636
Net interest income on a fully taxable equivalent basis (GAAP)		$64,250
Net interest margin on a fully taxable equivalent basis (GAAP)			3.30%
Less: Paycheck Protection Program loan impact	(146,927)	(3,318)	-0.05%
Less: Accretion of loan fair value adjustments		(3,128)	-0.17%
Adjusted net interest margin on a fully taxable equivalent basis	$3,780,709	$57,804	3.08%
Less: Excess cash impact (1)	(86,088)	(43)	0.07%
Normalized adjusted net interest margin on a fully taxable equivalent basis	$3,694,621	$57,761	3.15%

(1)	Excess cash represents the estimated amount of average cash on the balance sheet that is above normal levels.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its investment, borrowing, lending and deposit gathering activities. To that end, management actively monitors and manages its interest rate risk exposure.

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. The Company’s Asset Liability Committee (“ALCO”), using policies and procedures approved by the Company’s board of directors, is responsible for the management of the Company’s interest rate sensitivity position. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston’s discount window, and certificates of deposit from institutional brokers.

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

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a parallel interest rate shift, or “instantaneous shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of June 30, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+400	0.7
+300	0.0
+200	(0.8)
+100	(0.4)
–100	(6.5)

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of June 30, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income

Gradual rate shifts
+200	5.2
–100	(0.8)

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

The Bank’s economic value of equity analysis as of June 30, 2021, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 5.7% increase in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 10.8%. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 13.2% increase in the economic value of equity, resulting in an economic value of equity ratio of 10.8%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of June 30, 2021. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At June 30, 2021, the Company had access to funds totaling $1.76 billion.

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

Capital Adequacy.  Total shareholders’ equity was $419.5 million at June 30, 2021, as compared to $401.7 million at December 31, 2020. The Company’s equity increased primarily due to net income of $27.4 million, partially offset by regular dividend payments of $8.1 million and decreases in unrealized gains on the available for sale investment portfolio (before tax effects) of $2.5 million. Book value per share at June 30, 2021 and December 31, 2020 amounted to $60.23 and $58.00, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2021, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Off-balance-sheet arrangements are more fully discussed within Note 11 – Financial Instruments with Off-Balance-Sheet Risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Item 2 of this report under “Market Risk and Asset Liability Management.”

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, please refer to the "Risk Factors" sections in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “March 31, 2021 Quarterly Report”), which are accessible on the SEC’s website at www.sec.gov. Except as supplemented by the risk factors in the March 31, 2021 Quarterly Report, there have been no material changes to the risk factors previously disclosed in the 2020 Annual Report.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2021:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
April 1 to April 30, 2021	13	$82.50
May 1 to May 31, 2021	275	$87.36
June 1 to June 30, 2021	35	$86.75
Total	323
(1)	Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 15, 2021, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) to acquire from time to time up to 5.0% shares of the Company’s common stock through March 15, 2022, provided that the aggregate purchase price does not exceed $26.0 million.  The timing and amount of any shares of the Company’s common stock repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time. The Company did not repurchase any shares under its Repurchase Program during the three and six months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

August 5, 2021	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

August 5, 2021
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)