Form 10-Q
period 2021-09-30
CAMBRIDGE BANCORP
filed 2021-11-04
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 6,964,691 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$93,477	$75,785
Investment securities
Available for sale, at fair value (amortized cost $211,900 and $234,252, respectively)	210,993	237,030
Held to maturity, at amortized cost (fair value $668,640 and $260,139, respectively)	666,322	247,672
Total investment securities	877,315	484,702
Loans held for sale, at lower of cost or fair value	—	6,909
Loans
Residential mortgage	1,381,413	1,298,868
Commercial mortgage	1,474,694	1,358,962
Home equity	90,697	106,194
Commercial and industrial	315,904	347,855
Consumer	38,210	41,769
Total loans	3,300,918	3,153,648
Less: allowance for credit losses on loans	(35,231)	(36,016)
Net loans	3,265,687	3,117,632
Federal Home Loan Bank of Boston Stock, at cost	4,816	5,734
Bank owned life insurance	46,773	46,169
Banking premises and equipment, net	17,266	18,158
Right-of-use asset operating leases	31,639	34,927
Deferred income taxes, net	10,834	11,639
Accrued interest receivable	8,895	9,514
Goodwill	51,912	51,912
Merger-related intangibles, net	2,707	2,977
Other assets	72,246	83,239
Total assets	$4,483,567	$3,949,297
Liabilities
Deposits
Demand	$1,281,881	$1,006,132
Interest-bearing checking	682,675	625,650
Money market	841,641	532,218
Savings	937,565	984,262
Certificates of deposit	191,084	254,821
Total deposits	3,934,846	3,403,083
Borrowings	16,878	32,992
Operating lease liabilities	34,341	37,448
Other liabilities	69,925	74,042
Total liabilities	4,055,990	3,547,565
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,965,871 shares and 6,926,728 shares, respectively	6,966	6,927
Additional paid-in capital	228,694	226,967
Retained earnings	193,861	165,404
Accumulated other comprehensive income (loss)	(1,944)	2,434
Total shareholders’ equity	427,577	401,732
Total liabilities and shareholders’ equity	$4,483,567	$3,949,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$30,093	$34,468	$90,975	$85,936
Interest on tax-exempt loans	353	243	850	652
Interest on taxable investment securities	2,502	1,404	6,110	4,648
Interest on tax-exempt investment securities	671	631	1,962	1,827
Dividends on FHLB of Boston stock	7	127	19	280
Interest on overnight investments	28	8	87	163
Total interest and dividend income	33,654	36,881	100,003	93,506
Interest expense
Interest on deposits	1,086	1,354	3,367	5,879
Interest on borrowed funds	147	376	428	1,223
Interest on subordinated debt	—	189	—	253
Total interest expense	1,233	1,919	3,795	7,355
Net interest and dividend income	32,421	34,962	96,208	86,151
Provision for (release of) credit losses	86	2,000	(1,021)	18,430
Net interest and dividend income after provision for (release of) credit losses	32,335	32,962	97,229	67,721
Noninterest income
Wealth management revenue	9,238	8,025	26,012	21,686
Deposit account fees	462	603	1,420	2,089
ATM/Debit card income	406	349	1,144	946
Bank owned life insurance income	199	201	604	526
Gain on disposition of investment securities	—	—	—	69
Gain on loans sold	45	873	779	1,185
Loan related derivative income	390	292	1,628	1,137
Other income	375	590	1,283	1,085
Total noninterest income	11,115	10,933	32,870	28,723
Noninterest expense
Salaries and employee benefits	16,404	15,744	48,912	42,302
Occupancy and equipment	3,303	3,676	10,382	9,421
Data processing	2,052	2,084	6,265	5,601
Professional services	1,468	1,151	4,037	3,108
Marketing	608	420	2,024	1,162
FDIC insurance	305	313	902	810
Non-operating expenses	787	1,168	787	5,787
Other expenses	597	889	1,707	2,767
Total noninterest expense	25,524	25,445	75,016	70,958
Income before income taxes	17,926	18,450	55,083	25,486
Income tax expense	4,607	5,021	14,321	6,542
Net income	$13,319	$13,429	$40,762	$18,944
Share data:
Weighted average shares outstanding, basic	6,932,882	6,918,692	6,924,168	6,078,586
Weighted average shares outstanding, diluted	6,999,773	6,954,324	6,991,175	6,113,828
Basic earnings per share	$1.91	$1.94	$5.86	$3.11
Diluted earnings per share	$1.89	$1.93	$5.80	$3.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Net income	$13,319	$13,429	$40,762	$18,944
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(873)	10	(2,725)	3,320
Less: reclassification adjustment for gains realized in net income	—	—	—	(57)
Total unrealized gains (losses) on available for sale securities	(873)	10	(2,725)	3,263
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	74	(120)	(245)	4,840
Less: reclassification adjustment for gains realized in net income	(511)	(452)	(1,431)	(896)
Total unrealized gains (losses) on interest rate swaps	(437)	(572)	(1,676)	3,944
Defined benefit retirement plans
Change in retirement liabilities	8	(3)	23	(4)
Other comprehensive income (loss)	(1,302)	(565)	(4,378)	7,203
Comprehensive income	$12,017	$12,864	$36,384	$26,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at June 30, 2020	$6,928	$224,540	$146,305	$5,287	$383,060
Net income	—	—	13,429	—	13,429
Other comprehensive loss	—	—	—	(565)	(565)
Share based compensation and other share-based activity	—	821	—	—	821
Dividends declared ($0.53 per share)	—	—	(3,672)	—	(3,672)
Balance at September 30, 2020	$6,928	$225,361	$156,062	$4,722	$393,073

Balance at June 30, 2021	$6,966	$228,387	$184,790	$(642)	$419,501
Net income	—	—	13,319	—	13,319
Other comprehensive loss	—	—	—	(1,302)	(1,302)
Share based compensation and other share-based activity	—	307	—	—	307
Dividends declared ($0.61 per share)	—	—	(4,248)	—	(4,248)
Balance at September 30, 2021	$6,966	$228,694	$193,861	$(1,944)	$427,577

	For the Nine Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes	—	—	(347)		(347)
Net income	—	—	18,944	—	18,944
Other comprehensive income	—	—	—	7,203	7,203
Share based compensation and other share-based activity	24	2,935	—	—	2,959
Dividends declared ($1.59 per share)	—	—	(9,410)	—	(9,410)
Common stock issued for merger	1,503	85,660	—	—	87,163
Balance at September 30, 2020	$6,928	$225,361	$156,062	$4,722	$393,073

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	40,762	—	40,762
Other comprehensive loss	—	—	—	(4,378)	(4,378)
Share based compensation and other share-based activity	39	1,727	—	—	1,766
Dividends declared ($1.77 per share)	—	—	(12,305)	—	(12,305)
Balance at September 30, 2021	$6,966	$228,694	$193,861	$(1,944)	$427,577

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,762	$18,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of ) credit losses	(1,021)	18,430
Amortization (accretion) of deferred charges and fees, net	(1,351)	260
(Accretion), depreciation, and amortization, net	(1,905)	(5,823)
Bank owned life insurance income	(604)	(526)
Gain on disposition of investment securities	—	(69)
Share-based compensation and other share-based activity	1,766	2,959
Change in accrued interest receivable	619	392
Deferred income tax (benefit)/expense	2,404	(1,355)
Change in other assets, net	9,251	(30,190)
Change in other liabilities, net	(4,531)	24,308
Change in loans held for sale	6,909	(5,833)
Net cash provided by operating activities	52,299	21,497
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(1,042,956)	(808,446)
Proceeds from principal payments of loans	903,068	626,140
Proceeds from calls/maturities of securities available for sale	31,709	38,002
Purchase of securities available for sale	(9,927)	(45,702)
Proceeds from sales of securities available for sale	—	10,821
Proceeds from calls/maturities of securities held to maturity	45,806	43,007
Purchase of securities held to maturity	(465,490)	(12,955)
Redemption of FHLB of Boston stock	918	7,747
Purchase of banking premises and equipment	(1,324)	(1,331)
Net cash acquired in business combinations	—	43,063
Net cash used in investing activities	(538,196)	(99,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	595,500	288,146
Change in certificates of deposit	(63,564)	(75,123)
Change in borrowings	(16,042)	(122,271)
Cash dividends paid on common stock	(12,305)	(9,410)
Net cash provided by financing activities	503,589	81,342
Net change in cash and cash equivalents	17,692	3,185
Cash and cash equivalents at beginning of period	75,785	61,335
Cash and cash equivalents at end of period	$93,477	$64,520
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,920	$7,142
Income taxes	7,442	11,920
Significant non-cash transactions
Transfer of other real estate owned	—	2,293
Common Stock issued to shareholders due to merger	—	87,163
Fair value of assets acquired, net of cash acquired	—	961,668
Fair value of liabilities assumed	—	917,569

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2021 and December 31, 2020, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

3. Subsequent Events

Management has reviewed events occurring through November 4, 2021, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

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

5. Cash and cash equivalents

At September 30, 2021 and December 31, 2020, cash and cash equivalents totaled $93.5 million and $75.8 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company also pledged cash collateral to derivative counterparties totaling $15.4 million and $29.9 million at September 30, 2021 and December 31, 2020, respectively. See Note 16- Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,996	$373	$(96)	$23,273	$22,995	$641	$(19)	$23,617
Mortgage-backed securities	187,162	1,519	(2,733)	185,948	208,515	2,502	(387)	210,630
Corporate debt securities	1,742	32	(2)	1,772	2,742	41	—	2,783
Total available for sale securities	$211,900	$1,924	$(2,831)	$210,993	$234,252	$3,184	$(406)	$237,030

Held to maturity securities
Mortgage-backed securities	$554,583	$4,871	$(5,858)	$553,596	$137,435	$6,784	$(97)	$144,122
Corporate debt securities	6,995	71	—	7,066	6,989	197	—	7,186
Municipal securities	104,744	3,922	(688)	107,978	103,248	5,643	(60)	108,831
Total held to maturity securities	$666,322	$8,864	$(6,546)	$668,640	$247,672	$12,624	$(157)	$260,139
Total	$878,222	$10,788	$(9,377)	$879,633	$481,924	$15,808	$(563)	$497,169

All of the Company’s mortgage-backed securities (“MBS”) have been issued by, or are collateralized by securities issued by, either Government National Mortgage Association (“Ginnie Mae” or “GNMA”), Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or Federal Home Loan Mortgage Corporation (“Freddie Mac”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2021 or at December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2021
	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,967	$(29)	$4,933		$(67)	$9,900	$(96)
Mortgage-backed securities	103,703	(2,715)	3,508		(18)	107,211	(2,733)
Corporate debt securities	765	(2)	—	—	—	765	(2)
Total available for sale securities	$109,435	$(2,746)	$8,441		$(85)	$117,876	$(2,831)

Held to maturity securities
Mortgage-backed securities	$406,336	$(5,858)	$—		$—	$406,336	$(5,858)
Municipal securities	18,660	(456)	3,458		(232)	22,118	(688)
Total held to maturity securities	$424,996	$(6,314)	$3,458		$(232)	$428,454	$(6,546)
Total	$534,431	$(9,060)	$11,899		$(317)	$546,330	$(9,377)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,981	$(19)	$—	$—	$4,981	$(19)
Mortgage-backed securities	91,094	(384)	944	(3)	92,038	(387)
Total available for sale securities	$96,075	$(403)	$944	$(3)	$97,019	$(406)

Held to maturity securities
Mortgage-backed securities	$16,340	$(97)	$—	$—	$16,340	$(97)
Municipal securities	6,221	(60)	—	—	6,221	(60)
Total held to maturity securities	$22,561	$(157)	$—	$—	$22,561	$(157)
Total	$118,636	$(560)	$944	$(3)	$119,580	$(563)

The Company adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based upon the composition of the portfolio at period end.

As of September 30, 2021, 122 debt securities had gross unrealized losses, with an aggregate depreciation of 1.69% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $264,000, or 5.2% of its amortized cost. The largest unrealized loss percentage of any single security was 7.9% of its amortized cost, or $211,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of September 30, 2021.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At September 30, 2021	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,996	$9,900	$5,000	$5,089	$8,000	$8,284	$22,996	$23,273
Mortgage-backed securities	5	5	2,935	2,997	55,736	55,591	128,486	127,355	187,162	185,948
Corporate debt securities	—	—	1,742	1,772	—	—	—	—	1,742	1,772
Total available for sale securities	$5	$5	$14,673	$14,669	$60,736	$60,680	$136,486	$135,639	$211,900	$210,993

Held to maturity securities
Mortgage-backed securities	$—	$—	$1	$1	$57,764	$60,277	$496,818	$493,318	$554,583	$553,596
Corporate debt securities	6,995	7,066	—	—	—	—	—	—	6,995	7,066
Municipal securities	4,362	4,428	18,993	19,691	38,574	40,617	42,815	43,242	104,744	107,978
Total held to maturity securities	$11,357	$11,494	$18,994	$19,692	$96,338	$100,894	$539,633	$536,560	$666,322	$668,640
Total	$11,362	$11,499	$33,667	$34,361	$157,074	$161,574	$676,119	$672,199	$878,222	$879,633

The following table sets forth information regarding sales of investment securities and the resulting gains from such sales:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Amortized cost of securities sold	$—	$—	$—	$10,752
Gross gains realized on securities sold	—	—	—	69
Gross losses realized on securities sold	—	—	—	—
Net proceeds from securities sold	$—	$—	$—	$10,821

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$185,948	$764	$—	$23,273	$209,985
BBB/BB/B	—	1,008	—	—	1,008
Total available for sale securities	$185,948	$1,772	$—	$23,273	$210,993
Held to maturity securities, at amortized cost
AAA/AA/A	$554,583	$6,995	$104,744	$—	$666,322
Total held to maturity securities	$554,583	$6,995	$104,744	$—	$666,322

	December 31, 2020
	Mortgage-backed Securities	Corporate Debt Securities	Municipal Securities	U.S. GSE obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A (1)	$210,630	$1,779	$—	$23,617	$236,026
BBB/BB/B	—	1,004	—	—	1,004
Total available for sale securities	$210,630	$2,783	$—	$23,617	$237,030
Held to maturity securities, at amortized cost
AAA/AA/A	$137,435	$6,989	$102,973	$—	$247,397
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$137,435	$6,989	$103,248	$—	$247,672

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

Loans outstanding are detailed by category as follows:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$656,993	$535,804
Mortgages - adjustable rate	690,684	734,593
Construction	28,315	25,495
Deferred costs, net of unearned fees	5,421	2,976
Total residential mortgages	1,381,413	1,298,868

Commercial mortgage
Mortgages - non-owner occupied	1,225,372	1,064,317
Mortgages - owner occupied	157,393	153,474
Construction	89,681	139,075
Deferred costs, net of unearned fees	2,248	2,096
Total commercial mortgages	1,474,694	1,358,962

Home equity
Home equity - lines of credit	88,373	102,460
Home equity - term loans	2,026	3,503
Deferred costs, net of unearned fees	298	231
Total home equity	90,697	106,194

Commercial and industrial
Commercial and industrial	256,943	223,415
PPP loans	60,518	126,227
Unearned fees, net of deferred costs	(1,557)	(1,787)
Total commercial and industrial	315,904	347,855

Consumer
Secured	37,302	41,409
Unsecured	900	341
Deferred costs, net of unearned fees	8	19
Total consumer	38,210	41,769
Total loans	$3,300,918	$3,153,648

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, and provided emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Among other things, the CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was authorized to originate PPP loans.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Nonaccrual loans	$3,838	$531	$598	$117	$5,084
Troubled debt restructurings	655	—	—	112	767
Total	$4,493	$531	$598	$229	$5,851

	December 31, 2020
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Nonaccrual loans	$3,695	$3,917	$—	$132	$7,744
Loans past due >90 days, but still accruing	—	—	—	407	407
Troubled debt restructurings	689	—	—	122	811
Total	$4,384	$3,917	$—	$661	$8,962

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

There were no new TDRs during the three and nine months ended September 30, 2021. At both September 30, 2021 and December 31, 2020, four loans were determined to be TDRs with a total carrying value of $767,000 and $811,000, respectively. There were no TDR defaults during the three and nine months ended September 30, 2021.

The allowance for credit losses includes a reserve for TDRs of approximately $91,000 and $90,000 as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “Appropriations Act”). As a result of the Appropriations Act, the suspension of TDR accounting has been extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President terminates. The requirement that a loan be not more than 30 days past due as of December 31, 2019 is still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the CARES Act had been implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either December 31, 2019, or the date of the modification, these loans are not considered TDRs and will not be reported as past due during the deferral period. The Company had four loans totaling $4.3 million on deferral, or 0.13% of total loans outstanding at September 30, 2021.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$422,326	$357,635	$147,418	$111,606	$87,327	$250,608	$—	$1,376,920
Non-performing	—	—	—	255	55	4,183	—	4,493
Total	$422,326	$357,635	$147,418	$111,861	$87,382	$254,791	$—	$1,381,413

Home equity:
Current	$—	$873	$3,937	$4,729	$6,014	$5,165	$69,381	$90,099
Non-performing	—	—	—	—	—	598	—	598
Total	$—	$873	$3,937	$4,729	$6,014	$5,763	$69,381	$90,697

Consumer:
Current	$15,456	$8,640	$1,553	$3,187	$2,241	$6,604	$529	$38,210
Non-performing	—	—	—	—	—	—	—	—
Total	$15,456	$8,640	$1,553	$3,187	$2,241	$6,604	$529	$38,210

	Credit Quality Indicator - by Origination Year as of September 30, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$234,025	$267,650	$326,287	$169,424	$98,092	$311,510	$—	$1,406,988
7 (Special Mention)	2,921	1,103	39,904	17,376	1,227	4,434	—	66,965
8 (Substandard)	—	—	—	—	—	741	—	741
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$236,946	$268,753	$366,191	$186,800	$99,319	$316,685	$—	$1,474,694
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$109,674	$84,433	$39,799	$40,929	$19,696	$7,242	$381	$302,154
7 (Special Mention)	344	314	5,796	405	236	951	10	8,056
8 (Substandard)	—	838	2,425	526	—	1,905	—	5,694
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$110,018	$85,585	$48,020	$41,860	$19,932	$10,098	$391	$315,904

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$398,267	$221,019	$158,962	$144,256	$106,360	$265,620	$—	$1,294,484
Non-performing	—	—	782	58	1,454	2,090	—	4,384
Total	$398,267	$221,019	$159,744	$144,314	$107,814	$267,710	$—	$1,298,868

Home equity:
Current	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194
Non-performing	—	—	—	—	—	—	—	—
Total	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194

Consumer:
Current	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769
Non-performing	—	—	—	—	—	—	—	—
Total	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$282,870	$396,026	$197,473	$106,489	$126,537	$221,257	$—	$1,330,652
7 (Special Mention)	—	872	13,445	1,270	85	8,304	—	23,976
8 (Substandard)	—	145	—	—	215	3,300	—	3,660
9 (Doubtful)	—	—	—	—	—	674	—	674
10 (Loss)	—	—	—	—	—	—	—	—
Total	$282,870	$397,043	$210,918	$107,759	$126,837	$233,535	$—	$1,358,962
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$210,356	$51,424	$37,286	$23,700	$2,920	$7,373	$416	$333,475
7 (Special Mention)	534	3,407	3,725	420	180	1,001	10	9,277
8 (Substandard)	1,333	1,116	544	—	1,907	203	—	5,103
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$212,223	$55,947	$41,555	$24,120	$5,007	$8,577	$426	$347,855

With respect to residential mortgages, home equity, and consumer loans, the Company utilizes the following categories as indicators of credit quality:

•
Performing – These loans are accruing and are considered having low to moderate risk.
•
Non-performing – These loans are on nonaccrual, are more than 90 days past due but are still accruing, or are restructured. These loans may contain greater than average risk.

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2021
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgages	$14,717	$825	$1,907	$17,449	$1,363,964	$1,381,413	$—
Commercial mortgages	1,046	270	—	1,316	1,473,378	1,474,694	—
Home equity	354	—	598	952	89,745	90,697	—
Commercial and Industrial	557	3	—	560	315,344	315,904	—
Consumer loans	64	—	—	64	38,146	38,210	—
Total	$16,738	$1,098	$2,505	$20,341	$3,280,577	$3,300,918	$—

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgages	$12,647	$2,450	$2,335	$17,432	$1,281,436	$1,298,868	$—
Commercial mortgages	1,080	—	674	1,754	1,357,208	1,358,962	—
Home equity	843	353	—	1,196	104,998	106,194	—
Commercial and Industrial	276	1,917	409	2,602	345,253	347,855	407
Consumer loans	3,120	—	—	3,120	38,649	41,769	—
Total	$17,966	$4,720	$3,418	$26,104	$3,127,544	$3,153,648	$407

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2021 and December 31, 2020.

Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended September 30, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June 30, 2021	$13,556	$17,301	$473	$3,209	$490	$—	$35,029
Charge-offs	(4)	—	—	—	(2)	—	(6)
Recoveries	—	—	—	58	24	—	82
Provision for (Release of) credit losses - loan portfolio	360	(26)	(22)	(109)	(77)	—	126
Allowance for credit losses - loan portfolio	$13,912	$17,275	$451	$3,158	$435	$—	$35,231
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2021	$—	$—	$—	$—	$—	$950	$950
Provision for (Release of) credit losses - unfunded commitments	—	—	—	—	—	(40)	(40)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$910	$910
Total allowance for credit loss	$13,912	$17,275	$451	$3,158	$435	$910	$36,141

	For the Nine Months Ended September 30, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	(4)	—	—	—	(5)	—	(9)
Recoveries	—	30	—	92	29	—	151
Provision for (Release of) credit losses - loan portfolio	849	(1,319)	(101)	(243)	(113)	—	(927)
Allowance for credit losses - loan portfolio	$13,912	$17,275	$451	$3,158	$435	$—	$35,231
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Provision for (Release of) credit losses - unfunded commitments	—	—	—	—	—	(94)	(94)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$910	$910
Total allowance for credit loss	$13,912	$17,275	$451	$3,158	$435	$910	$36,141

	For the Three Months Ended September 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June30, 2020	$11,880	$18,067	$652	$2,939	$476	$—	$34,014
Charge-offs	—	—	—	(233)	(3)	—	(236)
Recoveries	—	—	—	23	—	—	23
Provision for (Release of) credit losses - loan portfolio	1,145	118	(42)	769	129	—	2,119
Allowance for credit losses - loan portfolio	$13,025	$18,185	$610	$3,498	$602	$—	$35,920
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2020	$—	$—	$—	$—	$—	$1,164	$1,164
Provision for (Release of) credit losses - unfunded commitments	—	—	—	—	—	(119)	(119)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,045	$1,045
Total allowance for credit loss	$13,025	$18,185	$610	$3,498	$602	$1,045	$36,965

	For the Nine Months Ended September 30, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Provision for acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(264)	—	(387)	(33)	—	(684)
Recoveries	—	—	—	57	14	—	71
Provision for (Release of ) credit losses - loan portfolio	2,908	4,984	166	1,248	123	—	9,429
Allowance for credit losses - loan portfolio	$13,025	$18,185	$610	$3,498	$602	$—	$35,920
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Provision for acquired unfunded loan commitments	—	—	—	—	—	356	356
Provision for (Release of) credit losses - unfunded commitments	—	—	—	—	—	363	363
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,045	$1,045
Total allowance for credit loss	$13,025	$18,185	$610	$3,498	$602	$1,045	$36,965

The Company adopted ASU 2016-13 - Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and its related amendments, on January 1, 2020 using a modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. Upon adoption, the Company recorded a $481,000 increase in the allowance for credit losses, which is shown in the table above, and a cumulative effect adjustment, which decreased retained earnings by $347,000, net of taxes, and is reflected in the Company’s statement of changes in shareholders’ equity for the nine months ended September 30, 2020.

8. Income Taxes

The Company’s effective tax rate was 25.7% and 26.0% for the three and nine months ended September 30, 2021, as compared to 27.2% and 25.7% for the three and nine months ended September 30, 2020.

Net deferred tax assets totaled $10.8 million and $11.6 million at September 30, 2021 and December 31, 2020, respectively. The Company did not record a valuation allowance for deferred tax assets at September 30, 2021 or December 31, 2020.

The components of income tax expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Current income tax expense
Federal	$3,078	$3,013	$8,225	$5,133
State	1,403	1,304	3,692	2,764
Total current income tax expense	4,481	4,317	11,917	7,897

Deferred income tax expense (benefit)
Federal	$82	$478	$1,634	$(878)
State	44	226	770	(477)
Total deferred income tax expense (benefit)	126	704	2,404	(1,355)
Total income tax expense	$4,607	$5,021	$14,321	$6,542

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

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$88	$90	$6	$6
Interest cost	301	361	54	70	5	5
Expected return on assets	(892)	(800)	—	—	—	—
Amortization of prior service credit	(1)	(1)	—	—	—	—
Amortization of net actuarial loss	—	—	12	2	—	—
Net periodic benefit cost (credit)	$(592)	$(440)	$154	$162	$11	$11

	Nine Months Ended
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$300	$267	$23	$23
Interest cost	907	1,077	167	213	14	16
Expected return on assets	(2,675)	(2,401)	—	—	—	—
Amortization of prior service credit	(2)	(3)	—	—	—	—
Amortization of net actuarial loss	—	—	34	6	—	—
Net periodic benefit cost (credit)	$(1,770)	$(1,327)	$501	$486	$37	$39

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three and nine months ended September 30, 2021, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2021.

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

Total expenses related to the PSP and ESOP for the three months ended September 30, 2021 and September 30, 2020 amounted to $887,000 and $985,000, respectively. Total expenses related to the PSP and ESOP for the nine months ended September 30, 2021 and September 30, 2020 amounted to $3.2 million and $2.8 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”)

For executives participating in the DC SERP, the Company may make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended September 30, 2021 and September 30, 2020 amounted to $51,000 and $57,000, respectively. Total expenses related to the DC SERP for the nine months ended September 30, 2021 and September 30, 2020 amounted to $150,000 and $152,000, respectively.

10. STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three and nine months ended September 30, 2021, the Company issued the following RSAs and RSUs from the 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs time-vest either over a three-year or five-year period. RSUs vest over a three-year-period. The fair value of RSAs and RSUs are based upon the closing price of the Company's common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of restricted stock units do not participate in the rewards of stock ownership of the Company until vested.

For the Three Months Ended September 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
550	$85.95	RSAs

For the Nine Months Ended September 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
14,169	$78.74	RSAs
7,464	$77.01	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

There were no PRSUs granted during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company granted the following PRSUs from the 2017 Plan. PRSUs are subject to a three year performance period and are earned based on two factors: i) operating return on assets ii) operating diluted earnings per share growth as compared to the Company’s established peer indices as defined in the Company’s 2021 Proxy Statement filed with the Securities and Exchange Commission on March 17, 2021.

For the Nine Months Ended September 30, 2021
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
23,639	$77.00	PRSUs

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Share based compensation expense	$396	$1,086	$2,909	$3,398
Related tax benefits	$111	$303	$812	$645

Share-based activity in the statement of changes in stockholders’ equity includes RSA, RSU, PRSU expense, as well as expense related to the Company’s share based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments assuming that the amounts are fully advanced, and that collateral or other security is of no value. The Company generally uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$743,278	$584,520
Origination of new loans	57,075	94,399
Standby letters of credit	11,543	9,430
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	—	17,644

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Operating lease cost	$1,709	$1,848
Variable lease cost (Cost excluded from lease payments)	3	1
Sublease income	(13)	(16)
Total Operating Lease Cost	$1,699	$1,833
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,812	$1,805
Operating Lease - Operating cash flows (Liability reduction)	1,564	1,524
Weighted average lease term - operating leases	6.34 Years	7.08 Years
Weighted average discount rate - operating leases	2.93%	2.96%

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Operating lease cost	$5,232	$4,843
Variable lease cost (Cost excluded from lease payments)	10	2
Sublease income	(46)	(49)
Total operating lease cost	$5,196	$4,796
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$5,468	$4,728
Operating Lease - Operating cash flows (Liability reduction)	4,703	3,884
Weighted average lease term - operating leases	6.34 Years	7.08 Years
Weighted average discount rate - operating leases	2.93%	2.96%

The total minimum lease payments due in future periods for lease agreements in effect at September 30, 2021 were as follows:

Future Minimum
September 30, 2021	Lease Payments
(dollars in thousands)
Remainder of 2021	$1,794
2022	7,014
2023	6,629
2024	5,893
2025	4,946
Thereafter	11,695
Total minimum lease payments	$37,971
Less: interest	(3,630)
Total lease liability	$34,341

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.8 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively. Total rental expense was $5.5 million and $5.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

13. Shareholders’ Equity

As of September 30, 2021 and December 31, 2020, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$411,042	13.7%	$314,261	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	374,902	12.5%	254,402	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	374,902	12.5%	209,507	7.0%	N/A	N/A
Tier I capital (to average assets)	374,902	8.6%	173,676	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$405,420	13.6%	$314,231	10.5%	$299,268	10.0%
Tier I capital (to risk-weighted assets)	369,280	12.3%	254,377	8.5%	239,414	8.0%
Common equity tier I capital (to risk-weighted assets)	369,280	12.3%	209,487	7.0%	194,524	6.5%
Tier I capital (to average assets)	369,280	8.5%	173,665	4.0%	217,081	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$378,393	13.9%	$285,145	10.5%	N/A	N/A
Tier I capital (to risk-weighted assets)	344,409	12.7%	230,832	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	344,409	12.7%	190,097	7.0%	N/A	N/A
Tier I capital (to average assets)	344,409	8.9%	155,009	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$376,209	13.9%	$285,117	10.5%	$271,540	10.0%
Tier I capital (to risk-weighted assets)	342,229	12.6%	230,809	8.5%	217,232	8.0%
Common equity tier I capital (to risk-weighted assets)	342,229	12.6%	190,078	7.0%	176,501	6.5%
Tier I capital (to average assets)	342,229	8.8%	154,999	4.0%	193,748	5.0%

14. Other Comprehensive Income (LOSS)

The following table presents the changes in accumulated other comprehensive income (“AOCI”) during the period, by component, net of tax:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding (losses) gains	$(1,183)	$310	$(873)	$4	$6	$10
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	103	(29)	74	(166)	46	(120)
Reclassification adjustment for (losses) gains recognized in net income	(709)	198	(511)	(627)	175	(452)
Defined benefit retirement plans
Net change in retirement liability	11	(3)	8	(1)	(2)	(3)
Total other comprehensive (loss) income	$(1,778)	$476	$(1,302)	$(790)	$225	$(565)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding (losses) gains	$(3,685)	$960	$(2,725)	$4,322	$(1,002)	$3,320
Reclassification adjustment for (losses) gains realized in net income	—	—	—	(73)	16	(57)
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(340)	95	(245)	6,709	(1,869)	4,840
Reclassification adjustment for (losses) gains recognized in net income	(1,985)	554	(1,431)	(1,242)	346	(896)
Defined benefit retirement plans
Net change in retirement liability	32	(9)	23	(3)	(1)	(4)
Total other comprehensive income (loss)	$(5,978)	$1,600	$(4,378)	$9,713	$(2,510)	$7,203

Reclassifications out of AOCI that have an impact on net income are presented below:

Three Months Ended
Details about Accumulated Other Comprehensive Income Components	September 30, 2021	September 30, 2020	Affected Line Item in the Statement where Net Income (Loss) is Presented
	(dollars in thousands)
Unrealized gains on derivatives	$709	$627	Interest on taxable loans
Tax expense	(198)	(175)	Income tax expense
Net of tax	$511	$452	Net income

Nine Months Ended
Details about Accumulated Other Comprehensive Income Components	September 30, 2021	September 30, 2020	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on available for sale securities	$—	$73	Gain on disposition of investment securities
Unrealized gains on derivatives	1,985	1,242	Interest on taxable loans
Tax expense	(554)	(362)	Income tax expense
Net of tax	$1,431	$953	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$13,319	$13,429	$40,762	$18,944
Less dividends and undistributed earnings allocated to participating securities	(62)	(5)	(184)	(14)
Net income applicable to common shareholders	$13,257	$13,424	$40,578	$18,930
Denominator:
Weighted average common shares outstanding	6,933	6,919	6,924	6,079
Earnings per common share - basic	$1.91	$1.94	$5.86	$3.11
Earnings per common share - diluted:
Numerator:
Net income	$13,319	$13,429	$40,762	$18,944
Less dividends and undistributed earnings allocated to participating securities	(62)	(19)	(184)	(28)
Net income applicable to common shareholders	$13,257	$13,410	$40,578	$18,916
Denominator:
Weighted average common shares outstanding	6,933	6,919	6,924	6,079
Dilutive effect of common stock equivalents	67	35	67	35
Weighted average diluted common shares outstanding	7,000	6,954	6,991	6,114
Earnings per common share - diluted	$1.89	$1.93	$5.80	$3.09

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

The credit risk associated with swap transactions is the risk of default by the counterparty. To minimize this risk, the Company enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy and maintains collateral pledging agreements with its counterparties. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

Risk Participation Agreements. The Company enters into risk participation agreements (“RPAs”) with other banks participating in commercial loan arrangements. Participating banks guarantee the performance on borrower-related interest rate swap contracts. RPAs are derivative financial instruments and are recorded at fair value. These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	September 30, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$5,148	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$5,148			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$504,871	Other Assets	$25,771	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	504,871	Other Liabilities	25,771
Risk participation agreements-out to counterparties	44,794	Other Assets	75	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	103,826	Other Liabilities	288
Total derivatives not designated as hedging instruments			$25,846			$26,059

	December 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$7,618	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$7,618			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$409,493	Other Assets	$38,415	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	409,493	Other Liabilities	38,415
Risk participation agreements-out to counterparties	26,580	Other Assets	51	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,956	Other Liabilities	496
Total derivatives not designated as hedging instruments			$38,466			$38,911

The following tables present the changes to AOCI as a result of cash flow hedge accounting as of the periods presented:

	For the Three Months Ended September 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(606)	$(579)	$(27)	Interest Income	$709	$758	$(49)

	For the Nine Months Ended September 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,325)	$(2,364)	$39	Interest Income	$1,985	$2,131	$(146)

	For the Three Months Ended September 30, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(793)	$(657)	$(136)	Interest Income	$627	$763	$(136)

	For the Nine Months Ended September 30, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$5,467	$6,390	$(923)	Interest Income	$1,242	$1,466	$(224)

The Company estimates that an additional $2.5 million will be reclassified out of AOCI into earnings, as an increase to interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of net income (loss) for the periods presented:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income in which the effects of cash flow hedges are recorded	$655	$1,931
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income	$655	$1,931
Amount of gain reclassed from AOCI into income - Included Component	$704	$2,077
Amount of loss reclassed from AOCI into income - Excluded Component	$(49)	$(97)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	Interest Income	Interest Income
	(dollars in thousands)	(dollars in thousands)
Total amount of income presented in the statements of income in which the effects of cash flow hedges are recorded	$627	$1,242
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain reclassed from AOCI into income	$627	$1,242
Amount of gain reclassed from AOCI into income - Included Component	$763	$1,466
Amount of loss reclassed from AOCI into income - Excluded Component	$(136)	$(224)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
		September 30, 2021	September 30, 2020
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$(136)	$152

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended
		September 30, 2021	September 30, 2020
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$17	$291

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets as September 30, 2021 and December 31, 2020:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$30,994	$—	$30,994	$7,341	$—	$23,653

Offsetting of Derivative Liabilities
Derivative Liabilities	$26,059	$—	$26,059	$7,341	$15,985	$2,733

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$46,084	$—	$46,084	$7,649	$—	$38,435

Offsetting of Derivative Liabilities
Derivative Liabilities	$38,911	$—	$38,911	$7,649	$30,724	$538

As of September 30, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.1 million and $30.7 million, respectively. As of September 30, 2021and December 31, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted cash collateral of $16.0 million and $29.9 million, respectively. If the Company had breached any of these provisions at September 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $16.1 million and $30.7 million, respectively.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$93,477	$93,477	$75,785	$75,785
Securities available for sale	210,993	210,993	237,030	237,030
Securities held to maturity	666,322	668,640	247,672	260,139
Loans, net	3,265,687	3,231,348	3,117,632	3,092,021
Loans held for sale	—	—	6,909	7,101
FHLB Boston stock	4,816	4,816	5,734	5,734
Accrued interest receivable	8,895	8,895	9,514	9,514
Mortgage servicing rights	1,161	1,518	1,219	1,219
Interest rate contracts	5,148	5,148	7,618	7,618
Loan level interest rate swaps	25,771	25,771	38,415	38,415
Risk participation agreements out to counterparties	75	75	51	51

Financial liabilities
Deposits	3,934,846	3,935,165	3,403,083	3,403,832
Borrowings	16,878	16,900	32,992	34,284
Loan level interest rate swaps	25,771	25,771	38,415	38,415
Risk participation agreements in with counterparties	288	288	496	496

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as individually evaluated collateral dependent loans. The Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,273	$—	$23,273
Mortgage-backed securities	—	185,948	—	185,948
Corporate debt securities	—	1,772	—	1,772
Other assets
Interest rate swaps with customers	—	25,771	—	25,771
Risk participation agreements out to counterparties	—	75	—	75
Interest rate contracts	—	5,148	—	5,148
Other liabilities
Mirror swaps with counterparties	—	25,771	—	25,771
Risk participation agreements in with counterparties	—	288	—	288

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,617	$—	$23,617
Mortgage-backed securities	—	210,630	—	210,630
Corporate debt securities	—	2,783	—	2,783
Other assets
Interest rate swaps with customers	—	38,415	—	38,415
Risk participation agreements out to counterparties	—	51	—	51
Interest rate contracts	—	7,618	—	7,618
Other liabilities
Mirror swaps with counterparties	—	38,415	—	38,415
Risk participation agreements in with counterparties	—	496	—	496

The following tables present the carrying value of assets held at September 30, 2021 and December 31, 2020, which were measured at fair value on a non-recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	—	—	138	138
Total	$—	$—	$138	$138

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,219	$1,219
Loans held for sale	6,909	—	—	6,909
Individually evaluated collateral dependent loans	—	—	672	672
Other real estate owned	—	—	1,820	1,820
Total	$6,909	$—	$3,711	$10,620

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

There were no transfers between levels for the three and nine months ended September 30, 2021 or 2020.

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

The Company accounted for the Wellesley Merger using the acquisition method pursuant to the Business Combinations Topic of the FASB’s Accounting Standards Codification. Accordingly, the Company recorded merger expenses during the three months and nine months ended September 30, 2020 of approximately $1.2 million and $5.8 million, respectively.

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
•
a prolonged resurgence in the severity of the COVID-19 pandemic due to variants and mutations of the virus;
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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of September 30, 2021, the Company had total assets of approximately $4.5 billion. The Bank operates 19 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of September 30, 2021, the Company had Assets under Management and Administration of approximately $4.5 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has not fully manifested in 2020 or 2021. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on our business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, actions taken in response to the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta variant, a potential resurgence following a decline in the outbreak, and impact on our customers, employees, and vendors, all of which are uncertain and cannot be predicted.

If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected.

Results of Operations

Results of Operations for the three months ended September 30, 2021 and September 30, 2020

General. Net income decreased by $110,000, or 0.8%, to $13.3 million for the quarter ended September 30, 2021, as compared to net income of $13.4 million for the quarter ended September 30, 2020, primarily due to a $2.5 million decrease in net interest and dividend income before the provision for (release of) credit losses, which was partially offset by a $1.9 million decrease in the provision for (release of) credit losses. Diluted earnings per share were $1.89 for the quarter ended September 30, 2021, as compared to a diluted earnings per share of $1.93 the quarter ended September 30, 2020.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) credit losses for the quarter ended September 30, 2021, decreased by $2.5 million, or 7.3%, to $32.4 million, as compared to $35.0 million for the quarter ended September 30, 2020, primarily due to lower loan accretion associated with merger accounting and lower asset yields, partially offset by growth in both the loan and investment portfolios, lower cost of funds, and Paycheck Protection Program (“PPP”) loan income recognized on PPP loans forgiven by the Small Business Administration (“SBA”) during the quarter end September 30, 2021.

•
Interest on loans decreased by $4.3 million, or 12.3%, primarily due to lower loan accretion associated with merger accounting and lower loan yields, partially offset by loan growth and PPP loan related income.
•
Interest on investment securities increased by $1.1 million, or 55.9%, primarily due to growth in the investment portfolio as the Company invested excess cash.
•
Interest on deposits decreased by $268,000, or 19.8%, primarily due to lower cost of deposits, partially offset by deposit growth.

Total average interest-earning assets increased by $437.6 million, or 11.7%, to $4.18 billion during the quarter ended September 30, 2021, from $3.74 billion for the quarter ended September 30, 2020, primarily due to growth in both the loan and investment securities portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 63 basis points to 3.10% for the quarter ended September 30, 2021, as compared to 3.73% for the quarter ended September 30, 2020, primarily due to lower fair value accretion and lower yields on interest-earning assets, partially offset by PPP income on loan forgiveness.

Interest and Dividend Income. Total interest and dividend income decreased by $3.2 million, or 8.7%, to $33.7 million for the quarter ended September 30, 2021, as compared to $36.9 million for the quarter ended September 30, 2020, primarily due to lower loan accretion associated with merger accounting and lower yields on interest-earning assets, partially offset by growth in both the loan and investment securities portfolios and PPP loan related income.

Interest Expense. Interest expense decreased by $686,000, or 35.7%, to $1.2 million for the quarter ended September 30, 2021, as compared to $1.9 million for the quarter ended September 30, 2020, primarily driven by a decrease in interest expense on borrowings, a decrease in interest expense for subordinated debt, and a lower cost of deposits, partially offset by deposit growth.

Average interest-bearing liabilities increased by $151.6 million to $2.65 billion during the quarter ended September 30, 2021, from $2.50 billion for the quarter ended September 30, 2020, primarily due to strong core deposit growth, partially offset by lower borrowings. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $358.7 million and an increase in average checking account balances of $108.4 million, partially offset by a decrease in average other borrowed funds of $160.4 million and a decrease in average certificates of deposit balances of $131.4 million. The average cost of funds decreased to 0.12% for the quarter ended September 30, 2021 from 0.20% during the quarter ended September 30, 2020.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $86,000 for the quarter ended September 30, 2021, as a result of the Company’s loan growth during the quarter, partially offset by improving forward-looking economic assumptions and the resulting decrease in loss expectations in the Company’s allowance for credit losses modeling. The Company recorded a provision for credit losses of $2.0 million for the quarter ended September 30, 2020 as a result of the anticipated effect of the COVID-19 pandemic.

The Company recorded net loan recoveries of $76,000 for the quarter ended September 30, 2021, as compared to net charge-offs of $213,000 for the quarter ended September 30, 2020.

Noninterest Income. Total noninterest income increased by $182,000, or 1.7%, to $11.1 million for the quarter ended September 30, 2021, as compared to $10.9 million for the quarter ended September 30, 2020, primarily as a result of increases in Wealth Management revenue partially offset by a decrease in gain on loans sold. Noninterest income was 25.5% of total revenues for the quarter ended September 30, 2021.

•
Wealth Management revenue increased by $1.2 million, or 15.1%, to $9.2 million for the quarter ended September 30, 2021, as compared to $8.0 million for the quarter ended September 30, 2020. Wealth Management Assets under Management and Administration were $4.51 billion as of September 30, 2021, an increase of $557.7 million, or 14.1%, from $3.95 billion as of September 30, 2020, primarily due to appreciation within the equity markets.
•
Gain on loans sold decreased by $828,000, or 94.8% due to decreased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$8,719	$7,479
Financial planning fees and other service fees	519	546
Total wealth management revenues	$9,238	$8,025

The following table presents the changes in Wealth Management assets under management:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,282,204	$3,572,286
Gross client asset inflows	117,204	90,606
Gross client asset outflows	(88,670)	(95,243)
Net market impact	13,662	223,415
Balance at the end of the period	$4,324,400	$3,791,064
Weighted average management fee	0.79%	0.79%

There were no significant changes to the average fee rates and fee structure for the three months ended September 30, 2021 and September 30, 2020.

Noninterest Expense. Total noninterest expense increased by $79,000, or 0.3%, to $25.5 million for the quarter ended September 30, 2021, as compared to $25.4 million for the quarter ended September 30, 2020, primarily driven by an increase in salaries and employee benefits expense, professional services expense, and marketing expense, partially offset by a decrease in non-operating expense and occupancy and equipment expense.

•
Salaries and employee benefits expense increased by $660,000, or 4.2%, driven by staff additions to support business initiatives, merit increases, and higher employee benefit costs.
•
Professional services increased by $317,000, or 27.5%, primarily due to increased consulting fees associated with the wealth management system conversion anticipated in the fourth quarter of 2021 and higher employment agency costs.
•
Marketing expense increased by $188,000, or 44.8%, primarily driven by increased marketing efforts during 2021.
•
Non-operating expense decreased by $381,000, or 32.6%. During the third quarter of 2021, the Company closed its Wellesley Square, Massachusetts and Pease Tradeport, New Hampshire branch locations and relocated its Concord, New Hampshire wealth management location. The Company recorded $787,000 of expenses associated with the branch closures and relocation within non-operating expenses during the third quarter of 2021. For the quarter ended September 30, 2020, the Company recorded non-operating expenses of $1.2 million associated with the merger with Wellesley Bancorp Inc.
•
Occupancy and equipment expense decreased by $373,000, or 10.1%, due to the previously announced branch and support office location closures.

Income Tax Expense. The Company recorded a provision for income taxes of $4.6 million for the quarter ended September 30, 2021, as compared to $5.0 million for the same quarter in 2020. The Company’s effective tax rate was 25.7% for the quarter ended September 30, 2021, as compared to 27.2% for the quarter ended September 30, 2020.

Results of Operations for the nine months ended September 30, 2021 and September 30, 2020

General. Net income increased by $21.8 million, or 115.2%, to $40.8 million for the nine months ended September 30, 2021, as compared to net income of $18.9 million for the nine months ended September 30, 2020, primarily due to a $19.5 million decrease in the provision for (release of) credit losses, a $10.1 million increase in net interest and dividend income before the provision for (release of) credit losses, and a $4.1 million increase in noninterest income, which were partially offset by a $4.1 million increase in noninterest expenses and higher income tax expense of $7.8 million. Diluted earnings per share were $5.80 for the first nine months of 2021, representing a 87.7% increase over diluted earnings per share of $3.09 for the nine months ended September 30, 2020. Net income for the nine months ended September 30, 2020 was impacted by various items resulting from the Company’s merger with Wellesley effective June 1, 2020 and the effect of the COVID-19 pandemic on the Company’s allowance for credit losses.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) credit losses, increased by $10.1 million, or 11.7%, to $96.2 million, as compared to $86.2 million for the nine months ended September 30, 2020, primarily due to growth in both the loan and investment portfolios, higher deferred PPP loan income recognized on PPP loans forgiven by the SBA during the period, and lower cost of funds, partially offset by lower loan accretion associated with merger accounting and lower yields on interest-earning assets during the period.

•
Interest on loans increased by $5.2 million, or 6.0%, as a result of loan growth combined with accelerated PPP loan related income, partially offset by lower loan accretion associated with merger accounting and lower loan yields.
•
Interest on investment securities increased by $1.6 million, or 24.7%, primarily due to growth in the investment portfolio as the Company reinvested excess cash.
•
Interest on deposits decreased by $2.5 million, or 42.7%, primarily due to a decrease in the cost of deposits, partially offset by deposit growth.
•
Interest on borrowings decreased by $795,000, or 65.0%, primarily due to lower volume.
•
Interest on subordinated debt decreased by $253,000 or 100% as the Company redeemed $10.0 million in subordinated debt during the fourth quarter of 2020.

Average interest earning assets increased by $843.0 million, or 26.6%, to $4.01 billion during the nine months ended September 30, 2021, from $3.17 billion during the nine months ended September 30, 2020, primarily due to the merger with Wellesley coupled with organic growth within the loan and investment portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 42 basis points to 3.23% for the nine months ended September 30, 2021, as compared to 3.65% for the nine months ended September 30, 2020.

Interest and Dividend Income. Total interest and dividend income increased by $6.5 million, or 6.9%, to $100.0 million for the nine months ended September 30, 2021, as compared to $93.5 million for the nine months ended September 30, 2020, primarily due to loan growth (both organic and as a result of the merger with Wellesley), investment portfolio growth, and increased PPP loan related income, partially offset by lower loan accretion associated with merger accounting and lower asset yields.

Interest Expense. Interest expense decreased by $3.6 million, or 48.4%, to $3.8 million during the nine months ended September 30, 2021, as compared to $7.4 million during the nine months ended September 30, 2020, primarily driven by a decrease in the cost of deposits and lower borrowing expense, partially offset by deposit growth.

Average interest-bearing liabilities increased by $409.1 million, or 19.0%, to $2.56 billion during the nine months ended September 30, 2021, from $2.15 billion for the nine months ended September 30, 2020, primarily related to the merger with Wellesley coupled with organic core deposit growth. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $395.9 million, an increase in average checking account balances of $138.0 million, and an increase in average savings account balances of $39.2 million, partially offset by a decrease in borrowed funds of $128.6 million, a decrease in average certificate of deposit balances of $30.9 million., and a decrease in subordinated debt of $4.4 million. The average cost of funds decreased to 0.13% for the nine months ended September 30, 2021, from 0.31% for the nine months ended September 30, 2020.

Provision for (Release of) Credit Losses. The Company recorded a release of credit losses of $1.0 million for the nine months ended September 30, 2021, as compared to a provision for credit losses of $18.4 million for the nine months ended September 30, 2020, resulting from improving forward-looking economic assumptions and the resulting decrease in loss expectations in the Company’s allowance for credit losses modeling. The Company's provision for credit losses for the nine months ended September 30, 2020 included $9.3 million associated with the expected impact of the COVID-19 pandemic on future loan losses and $8.6 million for the recognition of the non-operating impact of merger related CECL accounting.

The Company recorded net recoveries of $142,000 for the nine months ended September 30, 2021, as compared to net charge-offs of $613,000 for the nine months ended September 30, 2020.

Noninterest Income. Total noninterest income increased by $4.1 million, or 14.4%, to $32.9 million for the nine months ended September 30, 2021, as compared to $28.7 million for the nine months ended September 30, 2020, primarily as a result of increases in wealth management revenue and loan related derivative income, partially offset by decreases in deposit account fees and gain on loans sold. Noninterest income was 25.5% of total revenue for the nine months ended September 30, 2021.

•
Wealth management revenue increased by $4.3 million, or 19.9%, to $26.0 million for the nine months ended September 30, 2021, as compared to $21.7 million for the nine months ended September 30, 2020, primarily due to appreciation within the equity markets.
•
Loan related derivative income increased by $491,000, or 43.2%, to $1.6 million for the nine months ended September 30, 2021, as compared to $1.1 million for the nine months ended September 30, 2020.
•
Deposit account fees decreased by $669,000, or 32.0%, to $1.4 million for the nine months ended September 30, 2021, as compared to $2.1 million for the nine months ended September 30, 2020, primarily due to a decrease in fee revenue from commercial deposit sweep products as a result of lower interest rates.

•
Gain on loans sold decreased by $406,000, or 34.3%, to $779,000 for the nine months ended September 30, 2021, as compared to $1.2 million for the nine months ended September 30, 2020, due to decreased sales of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$25,170	$20,693
Financial planning fees and other service fees	842	993
Total wealth management revenues	$26,012	$21,686

The following table presents the changes in Wealth Management Assets under Management:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,994,152	$3,287,371
Acquired wealth management assets	—	338,676
Gross client asset inflows	355,297	245,670
Gross client asset outflows	(322,761)	(262,731)
Net market impact	297,712	182,078
Balance at the end of the period	$4,324,400	$3,791,064
Weighted average management fee	0.80%	0.81%

There were no significant changes to the average fee rates and fee structure for the nine months ended September 30, 2021 and September 30, 2020.

Noninterest Expense. Total noninterest expense increased by $4.1 million, or 5.7%, to $75.0 million for the nine months ended September 30, 2021, as compared to $71.0 million for the nine months ended September 30, 2020, primarily driven by increases in salaries and employee benefits expense, occupancy and equipment expense, and professional fees, partially offset by a decrease in non-operating expenses.

•
Salaries and employee benefits expense increased by $6.6 million, or 15.6%, primarily related to the merger with Wellesley in the second quarter of 2020, additions to support business initiatives, normal merit increases, and increases in employee benefit costs.
•
Occupancy and equipment expense increased by $1.0 million, or 10.2%, primarily as a result of additional branches and office space arising from the merger with Wellesley.
•
Professional services increased by $929,000, or 29.9%, primarily due to increased consulting fees associated with the wealth management system conversion anticipated in the fourth quarter of 2021 and employment agency costs.
•
Non-operating expenses decreased by $5.0 million, or 86.4% primarily due to one-time non-operating costs associated with the Wellesley merger that were incurred in 2020.

Income Tax Expense. The Company recorded a provision for income taxes of $14.3 million for the nine months ended September 30, 2021, as compared to $6.5 million for the nine months ended September 30, 2020. The effective tax rate was 26.0% for the nine months ended September 30, 2021, as compared to 25.7% for the nine months ended September 30, 2020.

Changes in Financial Condition

Total Assets. Total assets increased by $534.3 million, or 13.5%, from $3.95 billion at December 31, 2020 to $4.48 billion at September 30, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased by $17.7 million, or 23.3%, from $75.8 million at December 31, 2020 to $93.5 million at September 30, 2021.

Investment Securities. The Company’s total investment securities portfolio increased by $392.6 million, or 81.0%, from $484.7 million at December 31, 2020 to $877.3 million at September 30, 2021 as the Company invested excess cash.

Loans. Total loans increased by $147.3 million, or 4.7%, from $3.15 billion at December 31, 2020 to $3.30 billion as of September 30, 2021. Excluding PPP loans and their associated deferred PPP loan processing fees, total loans increased by $212.7 million, or 7.0%, from December 31, 2020.

•
Residential real estate loans increased by $82.5 million, from $1.30 billion at December 31, 2020 to $1.38 billion at September 30, 2021.
•
CRE loans increased by $115.7 million, from $1.36 billion at December 31, 2020 to $1.47 billion at September 30, 2021.
•
C&I loans, excluding PPP loans and their associated deferred PPP loan processing fees, increased by $33.5 million, from $223.7 million at December 31, 2020 to $257.1 million at September 30, 2021.
•
PPP loans, net of associated deferred PPP loan processing fees, were $58.8 million at September 30, 2021, as compared to $124.2 million at December 31, 2020, and are included in commercial and industrial loans on the consolidated balance sheets. As of September 30 2021, approximately 98.6% of first round and 43.8% of second round PPP loans have been or are in the process of being forgiven.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At September 30, 2021, our investment in bank-owned life insurance was $46.8 million, representing an increase of $604,000 from $46.2 million at December 31, 2020, due to increases in the cash surrender value of the policies during 2021.

Other Assets. Other assets decreased by $11.0 million, or 13.2%, to $72.2 million at September 30, 2021, from $83.2 million at December 31, 2020, primarily due to reductions in the fair value of loan level derivative assets.

Deposits. Total deposits grew by $531.8 million, or 15.6%, to $3.93 billion at September 30, 2021 from $3.40 billion at December 31, 2020.

•
Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $595.5 million, or 18.9%, to $3.74 billion at September 30, 2021, as a result of growth from new and existing client relationships.
•
The cost of total deposits for the nine months ended September 30, 2021 was 0.12%, as compared to 0.28% for the nine months ended September 30, 2020, a reduction of 16 basis points. At September 30, 2021, the spot cost of deposits was 0.13%.
•
Certificates of deposit totaled $191.1 million at September 30, 2021, a decrease of $63.7 million from $254.8 million at December 31, 2020, primarily due to lower brokered deposit balances. Total brokered certificates of deposit, which are included within certificates of deposit, were $3.0 million and $30.8 million at September 30, 2021 and December 31, 2020, respectively.

Borrowings. At September 30, 2021 and December 31, 2020, borrowings consisted solely of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings decreased to $16.9 million at September 30, 2021, from $33.0 million at December 31, 2020 as the Company utilized excess cash to reduce wholesale funding.

Shareholders’ Equity. Total shareholders’ equity increased $25.8 million, or 6.4%, to $427.6 million at September 30, 2021, from $401.7 million at December 31, 2020, primarily due to net income of $40.8 million, partially offset by dividend payments of $12.3 million and a decrease in unrealized gains on the available for sale investment portfolio of $3.7 million (before tax effects).

The Company’s ratio of tangible common equity to tangible assets decreased 49 basis points to 8.42% at September 30, 2021, from 8.91% at December 31, 2020, primarily due to strong asset growth during the nine months ended September 30, 2021. Tangible book value per share grew by $3.47, or 6.9%, to $53.54 at September 30, 2021, as compared to $50.07 at December 31, 2020.

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

	Three Months Ended			Nine Months Ended
Operating Net Income / Operating Diluted Earnings Per Share	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands, except share data)
Net Income (a GAAP measure)	$13,319	$13,944	$13,429	$40,762	$18,944
Add: Merger expenses	—	—	1,168	—	5,787
Add: Gain on disposition of investment securities	—	—	—	—	(69)
Add: Provision established for acquired Wellesley loans	—	—	—	—	8,638
Add: Branch and office closure expenses	787	—	—	787	—
Tax effect of non-operating adjustments (1)	(219)	—	(280)	(219)	(3,772)
Operating Net Income (a non-GAAP measure)	$13,887	$13,944	$14,317	$41,330	$29,528
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (GAAP)	(65)	(67)	(19)	(186)	(22)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$13,822	$13,877	$14,298	$41,144	$29,506
Weighted Average Diluted Shares	6,999,773	6,998,936	6,954,324	6,991,175	6,113,828
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.97	$1.98	$2.06	$5.89	$4.83

(1)
The net tax benefit associated with non-operating items is determined by assessing whether each non-operating item is included or excluded from net taxable income and applying the Company’s combined marginal tax rate to only those items included in net taxable income. The tax effect for the three and nine months ended September 30, 2020 has been updated to reflect the final tax deductibility for the year.

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$427,577	$419,501	$401,732	$393,073
Less: Goodwill and acquisition related intangibles (GAAP)	(54,619)	(54,709)	(54,889)	(54,980)
Tangible Common Equity (a non-GAAP measure)	$372,958	$364,792	$346,843	$338,093
Total assets (GAAP)	$4,483,567	$4,303,287	$3,949,297	$3,987,109
Less: Goodwill and acquisition related intangibles (GAAP)	(54,619)	(54,709)	(54,889)	(54,980)
Tangible assets (a non-GAAP measure)	$4,428,948	$4,248,578	$3,894,408	$3,932,129
Tangible Common Equity Ratio (a non-GAAP measure)	8.42%	8.59%	8.91%	8.60%

Tangible Common Equity (excluding PPP loans):
Tangible Common Equity (a non-GAAP measure)	$372,958	$364,792	$346,843	$338,093
Tangible assets (a non-GAAP measure)	$4,428,948	$4,248,578	$3,894,408	$3,932,129
Less: PPP loans	(58,767)	(107,638)	(124,201)	(189,916)
Tangible assets (excluding PPP Loans) (a non-GAAP measure)	$4,370,181	$4,140,940	$3,770,207	$3,742,213
Tangible Common Equity Ratio (excluding PPP Loans) (a non-GAAP measure)	8.53%	8.81%	9.20%	9.03%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$372,958	$364,792	$346,843	$338,093
Common shares outstanding	6,965,871	6,965,557	6,926,728	6,928,288
Tangible Book Value Per Share (a non-GAAP measure)	$53.54	$52.37	$50.07	$48.80

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

The fair value of securities available for sale totaled $211.0 million and included gross unrealized gains of $1.9 million and gross unrealized losses of $2.8 million at September 30, 2021. At December 31, 2020, the fair value of securities available for sale totaled $237.0 million and included gross unrealized gains of $3.2 million and gross unrealized losses of $406,000.

Securities classified as held to maturity consist of U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of September 30, 2021 are carried at their amortized cost of $666.3 million. At December 31, 2020, securities held to maturity totaled $247.7 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$23,273	11%	$23,617	10%
Mortgage-backed securities	185,948	88%	210,630	89%
Corporate debt securities	1,772	1%	2,783	1%
Total securities available for sale	$210,993	100%	$237,030	100%
Held to maturity securities
Mortgage-backed securities	$554,583	83%	$137,435	55%
Corporate debt securities	6,995	1%	6,989	3%
Municipal securities	104,744	16%	103,248	42%
Total securities held to maturity	$666,322	100%	$247,672	100%
Total	$877,315		$484,702

The following tables set forth the composition and maturities of debt investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At September 30, 2021	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,996	0.5%	$5,000	2.3%	$8,000	2.6%	$22,996	1.6%
Mortgage-backed securities	5	0.0%	2,935	1.4%	55,736	1.5%	128,486	1.0%	187,162	1.1%
Corporate debt securities	—	—	1,742	1.8%	—	—	—	—	1,742	1.8%
Total available for sale securities	$5	0.0%	$14,673	0.8%	$60,736	1.6%	$136,486	1.1%	$211,900	1.2%

Held to maturity securities
Mortgage-backed securities	$—	—	$1	5.8%	$57,764	2.5%	$496,818	1.4%	$554,583	1.5%
Corporate debt securities	6,995	2.6%	—	0.0%	—	—	—	—	6,995	2.6%
Municipal securities	4,362	4.7%	18,993	3.5%	38,574	3.4%	42,815	2.7%	104,744	3.2%
Total held to maturity securities	$11,357	3.4%	$18,994	3.5%	$96,338	2.8%	$539,633	1.5%	$666,322	1.8%
Total	$11,362	3.4%	$33,667	2.3%	$157,074	2.3%	$676,119	1.4%	$878,222	1.7%

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2020	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,995	0.5%	$5,000	2.3%	$8,000	2.6%	$22,995	1.6%
Mortgage-backed securities	1	5.2%	4,226	1.4%	54,849	1.5%	149,439	1.2%	208,515	1.3%
Corporate debt securities	1,001	1.1%	1,741	1.8%	—	—	—	—	2,742	1.6%
Total available for sale securities	$1,002	1.1%	$15,962	0.9%	$59,849	1.6%	$157,439	1.2%	$234,252	1.3%

Held to maturity securities
Mortgage-backed securities	$—	—	$2	5.6%	$60,933	2.4%	$76,500	2.1%	$137,435	2.3%
Corporate debt securities	—	—	6,989	2.6%	—	—	—	—	6,989	2.6%
Municipal securities	2,541	4.5%	19,343	3.7%	40,934	3.4%	40,430	2.8%	103,248	3.3%
Total held to maturity securities	$2,541	4.5%	$26,334	3.4%	$101,867	2.8%	$116,930	2.3%	$247,672	2.7%
Total	$3,543	3.5%	$42,296	2.4%	$161,716	2.4%	$274,369	1.7%	$481,924	2.0%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% at September 30, 2021 and December 31, 2020.

The Company did not record an allowance for credit losses on its investments securities as of September 30, 2021 or December 31, 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following table shows the composition of the loan portfolio at the dates indicated:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$656,993	20%	$535,804	17%
Mortgages - adjustable rate	690,684	21%	734,593	23%
Construction	28,315	1%	25,495	1%
Deferred costs, net of unearned fees	5,421	0%	2,976	0%
Total residential mortgages	1,381,413	42%	1,298,868	41%
Commercial mortgage
Mortgages - non-owner occupied	1,225,372	37%	1,064,317	35%
Mortgages - owner occupied	157,393	5%	153,474	5%
Construction	89,681	3%	139,075	4%
Deferred costs, net of unearned fees	2,248	0%	2,096	0%
Total commercial mortgages	1,474,694	45%	1,358,962	44%
Home equity
Home equity - lines of credit	88,373	2%	102,460	3%
Home equity - term loans	2,026	0%	3,503	0%
Deferred costs, net of unearned fees	298	0%	231	0%
Total home equity	90,697	2%	106,194	3%
Commercial and industrial
Commercial and industrial	256,943	8%	223,415	7%
PPP loans	60,518	2%	126,227	4%
Unearned fees, net of deferred costs	(1,557)	0%	(1,787)	0%
Total commercial and industrial	315,904	10%	347,855	11%
Consumer
Secured	37,302	1%	41,409	1%
Unsecured	900	0%	341	0%
Deferred costs, net of unearned fees	8	0%	19	0%
Total consumer	38,210	1%	41,769	1%
Total loans	$3,300,918	100%	$3,153,648	100%

Residential Mortgage. Residential real estate loans held in portfolio amounted to $1.38 billion at September 30, 2021, an increase of $82.5 million, or 6.4%, from $1.30 billion at December 31, 2020, and consisted of one-to-four family residential mortgage loans. The residential mortgage portfolio represented 42% and 41% of total loans at September 30, 2021 and December 31, 2020, respectively.

The average loan balance outstanding in the residential portfolio was $494,000 and the largest individual residential mortgage loan outstanding was $5.9 million as of September 30, 2021. At September 30, 2021, this loan was performing in accordance with its original terms.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three and nine months ended September 30, 2021.

The Company is servicing mortgage loans sold to others without recourse of approximately $180.4 million at September 30, 2021 and $188.2 million at December 31, 2020.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Originations for retention in portfolio	$436,316	$401,808
Originations for sale to the secondary market	33,627	58,878
Total	$469,943	$460,686

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Loans sold with servicing rights retained	$23,204	$35,802
Loans sold with servicing rights released	2,466	18,024
Total	$25,670	$53,826

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and are subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized mortgage servicing rights amounted to $1.2 million as of both September 30, 2021 and December 31, 2020.

Commercial Mortgage (CRE). CRE loans were $1.47 billion as of September 30, 2021, an increase of $115.7 million, or 8.5%, from $1.36 billion at December 31, 2020. The CRE loan portfolio represented 45.0% and 44% of total loans at September 30, 2021 and December 31, 2020, respectively. The average loan balance outstanding in this portfolio was $1.8 million, and the largest individual CRE loan outstanding was $30.0 million as of September 30, 2021. At September 30, 2021, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $90.7 million and $106.2 million at September 30, 2021 and December 31, 2020, respectively. The home equity portfolio represented 2% and 3% of total loans at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the largest home equity line of credit was $3.5 million and had an outstanding balance of $3.0 million. At September 30, 2021, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $315.9 million and $347.9 million at September 30, 2021 and December 31, 2020, respectively. The C&I portfolio represented 10% and 11% of total loans at September 30, 2021 and December 31, 2020, respectively. The average loan balance outstanding in this portfolio, excluding PPP loans and the associated deferred PPP processing fees, was $334,000, and the largest individual C&I loan outstanding was $8.6 million as of September 30, 2021. At September 30, 2021, this loan was performing in accordance with its original terms. Loans under the SBA’s PPP program, net of associated deferred PPP processing fees, totaled $58.8 million at September 30, 2021 and $124.2 million at December 31, 2020, respectively, and are included in the C&I portfolio. Renewable energy loans are reported within the C&I portfolio. At September 30, 2021, commercial renewable energy loans totaled $111.2 million and the average loan balance outstanding in this portfolio was $2.6 million. The largest individual loan outstanding was $8.3 million, and this loan was performing in accordance with its original terms.

The Company’s C&I loan customers represent various small- and middle-market established businesses involved in professional services, accommodation and food services, utilities, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned businesses with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses, where regional economic strength or weakness impacts the relative risks in this loan category, in addition to renewable energy lending which is more specialized in nature. The Company has expanded its exposure within renewable energy lending but otherwise there are no significant concentrations in any one business sector, and loan risks are generally diversified among many borrowers.

Consumer Loans. The consumer loan portfolio totaled $38.2 million at September 30, 2021 and $41.8 million at December 31, 2020. Consumer loans represented 1% of the total loan portfolio at both September 30, 2021 and December 31, 2020. The average loan balance outstanding in this portfolio was $13,000 and the largest individual consumer loan outstanding was $3.8 million as of September 30, 2021. At September 30, 2021, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the portfolio based on their loan type and contractual terms to maturity at September 30, 2021. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2021
	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Residential mortgage	$6,505	$10,631	$1,364,277	$1,381,413
Commercial mortgage	99,494	341,722	1,033,478	1,474,694
Home equity	611	5,016	85,070	90,697
Commercial and industrial	58,741	118,922	138,241	315,904
Consumer	38,094	43	73	38,210
Total	$203,445	$476,334	$2,621,139	$3,300,918

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at September 30, 2021. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	September 30, 2021
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$671,997	$699,825	$9,591	$1,381,413
Commercial mortgage	516,880	422,113	535,701	1,474,694
Home equity	2,225	—	88,472	90,697
Commercial and industrial	106,913	42,105	166,886	315,904
Consumer	248	464	37,498	38,210
Total	$1,298,263	$1,164,507	$838,148	$3,300,918

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming assets is as follows:

	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Nonaccruals	$5,084	$7,744
Loans past due > 90 days, but still accruing	—	407
Troubled debt restructurings	767	811
Total nonperforming loans	$5,851	$8,962
Accruing troubled debt restructured loans	$—	$—
Nonperforming loans as a percentage of total loans	0.18%	0.28%
Nonperforming loans as a percentage of total assets	0.13%	0.23%

Total non-performing loans decreased by $3.1 million at September 30, 2021, as compared to December 31, 2020, primarily due to a reduction of CRE loans on nonaccrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2021 and December 31, 2020, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2021	2020
	(dollars in thousands)
Period-end loans outstanding (net of unearned discount and deferred loan fees)	$3,300,918	$3,153,648
Average loans outstanding (net of unearned discount and deferred loan fees)	$3,228,575	$2,856,631
Balance of allowance for credit losses at the beginning of year – loans	$36,016	$18,180
Loans charged-off:
Commercial and industrial	—	(400)
Commercial mortgage	—	(264)
Residential mortgage	(4)	—
Consumer	(5)	(40)
Total loans charged-off	(9)	(704)
Recovery of loans previously charged-off:
Commercial and industrial	92	250
Commercial mortgage	30	—
Consumer	29	15
Total recoveries of loans previously charged-off:	151	265
Net loan (charge-offs) recoveries	142	(439)
Adoption of CECL accounting standard – loans	—	205
Provision for credit losses - acquired loans	—	8,282
Initial allowance for PCD	—	437
Provision for (release of) credit losses – loans	(927)	9,351
Balance of allowance for credit losses at end of period – loans	$35,231	$36,016
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	(0.02)%
Ratio of allowance for credit losses on loans to loans outstanding	1.07%	1.14%

The allowance for credit losses on loans to loans outstanding, excluding PPP loans was 1.09% and 1.19% at September 30, 2021 and December 31, 2020, respectively.

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

Sources of Funds

General. Deposits traditionally have been the Company’s primary source of funds for its investment and lending activities. The Company also borrows from the FHLB of Boston and the Federal Reserve Bank of Boston (“FRB of Boston”) and utilizes brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. The Company’s additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

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

The following table sets forth the Company’s deposits for the periods indicated:

	September 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,281,881	32.6%	$1,006,132	29.7%
Interest bearing checking	682,675	17.3%	625,650	18.4%
Money market	841,641	21.4%	532,218	15.6%
Savings	937,565	23.8%	984,262	28.9%
Retail certificates of deposit under $100,000	55,297	1.4%	62,646	1.8%
Retail certificates of deposit of $100,000 or greater	132,836	3.4%	161,387	4.7%
Wholesale certificates of deposit	2,951	0.1%	30,788	0.9%
Total	$3,934,846	100.0%	$3,403,083	100.0%

At September 30, 2021, the Company had a total of $188.1 million in certificates of deposit, excluding brokered deposits, of which $154.9 million had remaining maturities of one year or less. As of September 30, 2021 and December 31, 2020, the Company had a total of $3.0 million and $30.8 million of brokered deposits, respectively.

Borrowings. Total borrowings were $16.9 million at September 30, 2021, a decrease of $16.1 million, as compared to $33.0 million at December 31, 2020. The Company’s borrowings consisted of advances from the FHLB of Boston. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Bank’s remaining borrowing capacity at the FHLB of Boston at September 30, 2021 was approximately $748.1 million. In addition, the Bank has a $10.0 million line of credit with the FHLB of Boston. The Company had no borrowings outstanding with the FRB of Boston at September 30, 2021. The Bank’s borrowing capacity at the FRB of Boston at September 30, 2021 was approximately $504.3 million.

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

The following table sets forth the distribution of the Company’s average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,242,476	$30,093	3.68%	$3,195,077	$30,557	3.84%	$3,288,304	$34,468	4.17%
Tax-exempt	45,228	448	3.93	33,039	348	4.22	18,940	307	6.45
Securities available for sale (3)
Taxable	213,542	660	1.23	218,230	651	1.20	129,957	524	1.60
Securities held to maturity
Taxable	459,940	1,842	1.59	343,380	1,372	1.60	147,771	880	2.37
Tax-exempt	105,672	850	3.19	102,650	801	3.13	90,698	799	3.50
Cash and cash equivalents	113,511	28	0.10	132,964	28	0.08	67,056	8	0.05
Total interest-earning assets (4)	4,180,369	33,921	3.22%	4,025,340	33,757	3.36%	3,742,726	36,986	3.93%
Non-interest-earning assets	252,201			251,641			281,910
Allowance for credit losses	(35,302)			(36,183)			(33,872)
Total assets	$4,397,268			$4,240,798			$3,990,764
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$685,731	$63	0.04%	$671,424	$51	0.03%	$577,294	$164	0.11%
Savings accounts	949,487	198	0.08	959,606	174	0.07	963,253	565	0.23
Money market accounts	794,081	613	0.31	706,100	467	0.27	435,417	245	0.22
Certificates of deposit	201,944	212	0.42	218,738	314	0.58	333,366	380	0.45
Total interest-bearing deposits	2,631,243	1,086	0.16	2,555,868	1,006	0.16	2,309,330	1,354	0.23
Subordinated debt	—	—	—	—	—	—	9,936	189	7.57
Other borrowed funds	17,005	147	3.43	18,288	141	3.09	177,423	376	0.84
Total interest-bearing liabilities	2,648,248	1,233	0.18%	2,574,156	1,147	0.18%	2,496,689	1,919	0.31%
Non-interest-bearing liabilities
Demand deposits	1,219,288			1,156,854			986,590
Other liabilities	105,846			97,515			119,762
Total liabilities	3,973,382			3,828,525			3,603,041
Shareholders’ equity	423,886			412,273			387,723
Total liabilities & shareholders’ equity	$4,397,268			$4,240,798			$3,990,764
Net interest income on a fully taxable equivalent basis		32,688			32,610			35,067
Less taxable equivalent adjustment		(274)			(241)			(232)
Net interest income		$32,414			$32,369			$34,835
Net interest spread (5)			3.03%			3.18%			3.63%
Net interest margin (6)			3.10%			3.25%			3.73%

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

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,193,657	$90,975	3.81%	$2,719,965	$85,936	4.22%
Tax-exempt	34,918	1,077	4.12	21,175	825	5.20
Securities available for sale (3)
Taxable	220,429	2,004	1.22	126,433	1,742	1.84
Securities held to maturity
Taxable	330,011	4,106	1.66	158,506	2,906	2.45
Tax-exempt	103,569	2,484	3.21	86,275	2,313	3.58
Cash and cash equivalents	130,221	87	0.09	57,472	163	0.38
Total interest-earning assets (4)	4,012,805	100,733	3.36%	3,169,826	93,885	3.96%
Non-interest-earning assets	254,351			236,346
Allowance for credit losses	(35,822)			(25,221)
Total assets	$4,231,334			$3,380,951
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$663,497	$198	0.04%	$525,511	$532	0.14%
Savings accounts	962,067	644	0.09	922,835	2,797	0.40
Money market accounts	696,203	1,617	0.31	300,300	834	0.37
Certificates of deposit	219,876	908	0.55	250,796	1,716	0.91
Total interest-bearing deposits	2,541,643	3,367	0.18%	1,999,442	5,879	0.39%
Subordinated debt	—	—	—	4,421	253	7.64
Other borrowed funds	19,082	428	3.00	147,730	1,223	1.11
Total interest-bearing liabilities	2,560,725	3,795	0.20%	2,151,593	7,355	0.46%
Non-interest-bearing liabilities
Demand deposits	1,154,222			793,934
Other liabilities	102,705			99,168
Total liabilities	3,817,652			3,044,695
Shareholders’ equity	413,682			336,256
Total liabilities & shareholders’ equity	$4,231,334			$3,380,951
Net interest income on a fully taxable equivalent basis		96,938			86,530
Less taxable equivalent adjustment		(749)			(659)
Net interest income		$96,189			$85,871
Net interest spread (5)			3.16%			3.50%
Net interest margin (6)			3.23%			3.65%

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

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Compared with			Compared with
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$(466)	$(3,909)	$(4,375)	$13,967	$(8,928)	$5,039
Tax-exempt	298	(157)	141	450	(198)	252
Securities available for sale
Taxable	281	(145)	136	991	(729)	262
Securities held to maturity
Taxable	1,335	(373)	962	2,362	(1,162)	1,200
Tax-exempt	126	(75)	51	430	(259)	171
Cash and cash equivalents	8	12	20	108	(184)	(76)
Total interest income	$1,582	$(4,647)	$(3,065)	$18,308	$(11,460)	$6,848
Interest expense
Deposits
Checking accounts	$26	$(127)	$(101)	$113	$(447)	$(334)
Savings accounts	(8)	(359)	(367)	114	(2,267)	(2,153)
Money market accounts	254	114	368	939	(156)	783
Certificates of deposit	(139)	(29)	(168)	(192)	(616)	(808)
Total interest-bearing deposits	133	(401)	(268)	974	(3,486)	(2,512)
Subordinated debt	(189)	—	(189)	(253)	—	(253)
Other borrowed funds	(579)	350	(229)	(1,679)	884	(795)
Total interest expense	$(635)	$(51)	$(686)	$(958)	$(2,602)	$(3,560)
Change in net interest income	$2,217	$(4,596)	$(2,379)	$19,266	$(8,858)	$10,408

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the quarter ended September 30, 2021 was 2.92%, presenting a 49 basis points decrease over the quarter ended September 30, 2020’s adjusted net interest margin of 3.41%.

	Three Months Ended
	September 30, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,180,369
Net interest income on a fully taxable equivalent basis (GAAP)		$32,688
Net interest margin on a fully taxable equivalent basis (GAAP)			3.10%
Less: Paycheck Protection Program loan impact	(81,880)	(1,558)	-0.09%
Less: Accretion of loan fair value adjustments		(1,014)	-0.09%
Adjusted net interest margin on a fully taxable equivalent basis	$4,098,489	$30,116	2.92%
Less: Excess cash impact (1)	(60,884)	(23)	0.04%
Normalized adjusted net interest margin on a fully taxable equivalent basis	$4,037,605	$30,093	2.96%

(1)
Excess cash represents the estimated amount of average cash on the balance sheet that is above normal levels.

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the nine months ended September 30, 2021 was 3.02%, representing a 37 basis points decrease over the nine months ended September 30, 2020’s adjusted net interest margin of 3.39%.

	Nine Months Ended
	September 30, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,012,805
Net interest income on a fully taxable equivalent basis (GAAP)		$96,938
Net interest margin on a fully taxable equivalent basis (GAAP)			3.23%
Less: Paycheck Protection Program loan impact	(125,006)	(4,876)	-0.06%
Less: Accretion of loan fair value adjustments		(4,142)	-0.15%
Adjusted net interest margin on a fully taxable equivalent basis	$3,887,799	$87,920	3.02%
Less: Excess cash impact (1)	(77,594)	(87)	0.06%
Normalized adjusted net interest margin on a fully taxable equivalent basis	$3,810,205	$87,833	3.08%

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Responsibility for the management of the Company’s interest rate sensitivity position falls under the authority of the Board of Directors (the “Board”) which, in turn, has assigned authority for its formulation, revision and administration to the Risk Committee of the Board of Directors who reviews, approves and reports on information provided by the Investment and Asset/Liability Committee (the “ALCO” or the “Committee”). The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston’s discount window, and certificates of deposit from institutional brokers.

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

As of September 30, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(0.9)
+200	(1.3)
+100	(0.5)
–100	(5.7)

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of September 30, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Gradual rate shifts
+200	3.2
–100	(0.7)

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

These estimates of changes in the Company’s net interest income require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Although our analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates and will differ from actual results.

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

The Bank’s economic value of equity analysis as of September 30, 2021, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 8.5% increase in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 10.8%. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 6.2% increase in the economic value of equity, resulting in an economic value of equity ratio of 10.3%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of September 30, 2021. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At September 30, 2021, the Company had access to funds totaling $1.72 billion.

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

Quarterly, the Risk Committee reviews the Company’s liquidity needs and reports any findings (if required) to the Company’s board of directors.

Capital Adequacy. Total shareholders’ equity was $427.6 million at September 30, 2021, as compared to $401.7 million at December 31, 2020. The Company’s equity increased primarily due to net income of $40.8 million, partially offset by regular dividend payments of $12.3 million and decreases in unrealized gains on the available for sale investment portfolio (before tax effects) of $3.7 million. Book value per share at September 30, 2021 and December 31, 2020 amounted to $61.38 and $58.00, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2021, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2021:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share
Period
July 1 to July 31, 2021	—	$—
August 1 to August 31, 2021	236	$85.85
September 1 to September 30, 2021	—	$—
Total	236	$85.85
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 15, 2021, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) to acquire from time to time up to 5.0% shares of the Company’s common stock through March 15, 2022, provided that the aggregate purchase price does not exceed $26.0 million. The timing and amount of any shares of the Company’s common stock repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. The Company did not repurchase any shares under its Repurchase Program during the three and nine months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

November 4, 2021	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

November 4, 2021
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)