Form 10-K
period 2021-12-31
CAMBRIDGE BANCORP
filed 2022-03-14
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726.2(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $531.3 million. The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was 7,001,488.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 16, 2022, are incorporated by reference into Part III of this Report.

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
•
the duration and scope of the novel coronavirus (“COVID-19”) pandemic and its impact on levels of consumer confidence;
•
actions governments, businesses and individuals take in response to the COVID-19 pandemic;
•
the impact of the COVID-19 pandemic and actions taken in response to the COVID-19 pandemic on global and regional economies and economic activity;
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
•
the inability to realize expected cost savings or implement integration plans and other adverse consequences associated with its recent mergers;
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

Item 1. Business.

The Company

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol CATC. Prior to this date, the Company’s shares traded on the over-the-counter market. As of December 31, 2021, the Company had total assets of approximately $4.9 billion. Currently, the Bank operates 19 banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. Our core services include Wealth Management, Commercial Banking, Residential Lending, and Private Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of December 31, 2021, the Company had Assets under Management and Administration of approximately $4.9 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. Our wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined investment selection, the Company’s in-house research team targets long-term capital growth while seeking to minimize downside risk. Our internally developed, research-driven process is managed by our skilled team of portfolio managers and analysts. We build portfolios consisting of our best ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

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

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings, and non-interest income largely from its wealth management services. The results of operations are affected by the level of income and fees from loans, the cost of deposits, operating expenses, the provision for (release of) credit losses, the impact of federal and state income taxes, the relative levels of interest rates, and local and national economic activity.

Through the Bank, the Company focuses on wealth management, the commercial banking business and private banking for clients, including residential lending and relationship banking. Relationship banking focuses on providing exceptional service to clients and in deepening relationships. Within the commercial loan portfolio, the Company has traditionally been a CRE lender. However, in recent years the Company has diversified commercial operations within the areas of commercial and industrial lending to include Renewable Energy, which specializes in working with experienced developers and operators, and Innovation Banking, which specializes in working with primarily New England-based entrepreneurs. Through its renewable energy lending efforts, the Company provides financing for developers and operators of commercial and utility scale renewable energy projects. Financing is provided for the construction and permanent financing of new projects, the acquisition of completed projects, or the refinancing of existing operating projects. Target clients include experienced developers/operators who have built or managed other renewable energy facilities. The Innovation Banking Group has a narrow client focus for lending and provides a local banking option for life science, technology and entrepreneurial companies within our market area.

Cambridge Trust Company

The Bank offers a full range of commercial and consumer banking services through its network of 19 banking offices in Eastern Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential, CRE, commercial, and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for the maximum amount permitted by FDIC regulations.

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

Merger with Wellesley Bancorp, Inc. ("Wellesley")

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

The Company accounted for the Wellesley merger using the acquisition method pursuant to the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Accordingly, the Company recorded merger expenses of approximately $6.4 million for the year ended December 31, 2020. The Company recorded total assets of $985.6 million, assumed total liabilities of $917.6 million, and recorded $20.7 million in goodwill. Additionally, the Company recorded $8.6 million in provision for credit losses to reflect the impact of merger related allowance for credit losses commensurate with ASC 326, commonly referred to as current expected credit losses “CECL” on June 1, 2020. See Note 4 – Mergers.

Merger with Optima Bank & Trust Company ("Optima")

The Company completed its merger with Optima on April 17, 2019. Under the terms of the Agreement and Plan of Merger with Optima, each outstanding share of Optima common stock was converted into $32.00 in cash or 0.3468 shares of the Company’s common stock, with the transaction structured as 95 percent common stock and 5 percent cash. As a result of the merger, former Optima shareholders received an aggregate of approximately 722,746 shares of the Company’s common stock and an aggregate of approximately $3.5 million in cash. The total consideration paid amounted to $64.3 million. See Note 4 – Mergers.

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

Our lending area is primarily an urban market area with a substantial number of one-to-four-unit residential properties, some of which are non-owner occupied, as well as apartment buildings, condominiums, office buildings, and retail space. As a result, our loan portfolio contains a significantly greater number of multi-family and CRE loans compared to institutions that operate in non-urban markets.

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). The United States Census Bureau estimates that as of April 2020, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, education, manufacturing, and wholesale/retail trade, to finance, technology, and medical care. According to the United States Department of Labor, in December 2021, the Boston-Cambridge-Nashua, Massachusetts/New Hampshire MSA had an unemployment rate of 3.1% compared to the national unemployment rate of 3.9%.

Competition

The financial services industry is highly competitive. The Company experiences substantial competition with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers in attracting deposits, making loans, and attracting wealth management customers. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, invest in technology, and mount extensive advertising campaigns. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

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

Non-bank Activities

Generally, bank holding companies are prohibited, under the BHC Act, from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking. The

Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of, or liquidate or divest, certain subsidiaries or affiliates when the Federal Reserve believes the activity, or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

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

Imposition of Liability for Undercapitalized Subsidiaries

Pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”), federal banking agencies are required to take “prompt corrective action” ("PCA") should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution has “guaranteed” the subsidiary’s compliance with the capital restoration plan until it has been “adequately capitalized” on average during each of four consecutive calendar quarters. For purposes of this statute, the Company has control of the Bank. Under the FDIA, the aggregate guarantee liability of all companies controlling a particular institution is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. The FDIA grants greater powers to the federal banking agencies in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions or might be required to consent to a merger or to divest the troubled institution or other affiliates. See — Capital Adequacy and Prompt Corrective Action and Safety and Soundness.

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

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Under applicable Massachusetts law, the Bank’s Board of Directors may declare from net profits cash dividends annually, semi-annually, or quarterly, but not more frequently, and noncash dividends at any time, although no dividends may be declared, credited, or paid so long as there is any impairment of capital stock. The MA DOB Commissioner’s approval is required in order to authorize the payment of a dividend, if the total dividends declared in a calendar year exceed that year’s net profits combined with retained net profits for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

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

Capital Adequacy

In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In November 2017, the Federal Reserve finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions were required to implement the provisions of the simplification rule by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 ceased to apply to an institution in the quarter in which it adopted the simplification rule.

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

In September 2019, the OCC, the Federal Reserve Board, and the FDIC adopted a final rule that is intended to further simply the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if the Company met the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of a certain size (greater than 8.5 percent through 2021 and 9 percent thereafter), the Company will be eligible to opt into the community bank leverage ratio framework. If the Company opts into this framework, the Company will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. The Bank has not elected to adopt this framework.

The Company and the Bank are in compliance with the currently applicable capital requirements.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take PCA should a depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions, or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. For example, “well-capitalized” institutions are permitted to accept brokered deposits, but banks that are not well-capitalized are generally restricted or prohibited from accepting such deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

For purposes of PCA, to be: (i) well-capitalized, a bank must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, a bank must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, a CET1 risk-based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4% (but not otherwise meet all of the criteria to be considered “well-capitalized”); (iii) undercapitalized, a bank would have a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a CET1 risk-based capital ratio of less than 4.5%, or a Tier 1 leverage ratio of less than 4% (but not otherwise meet all of the criteria to be considered “significantly” or “critically” undercapitalized); (iv) significantly undercapitalized, a bank would have a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a CET1 risk-based capital ratio of less than 3%, or a Tier 1 leverage ratio of less than 3% (but not otherwise meet the criterion to be considered “critically undercapitalized”); and (v) critically undercapitalized, a bank would have a ratio of tangible equity to total assets that is less than or equal to 2%.

The Bank is currently well-capitalized, under the PCA standards.

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

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank’s capital level and supervisory rating ("CAMELS") rating. The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. The base for deposit insurance assessments is average consolidated total assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s, and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations, or orders. The Bank is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.

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

Neither the Dodd-Frank Act, nor the individual consumer financial protection laws, prevent states from adopting stricter consumer protection standards.

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

Insider Credit Transactions

Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal shareholders of a bank or its affiliates, and companies and political or campaign committees controlled by such persons (“insiders”). Under Section 22(h), a loan by a bank to any insider may not exceed, together with all other outstanding loans to such person and any company or political or campaign committee controlled by such person, the bank’s loan-to-one-borrower limit. Loans to insiders above specified amounts must receive the prior approval of the Company's Board of Directors. Further, under Section 22(h) of the FRA, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s (or, if applicable, the bank affiliate’s) employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Office of Foreign Assets Control Regulation

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

Human Capital

As of December 31, 2021, the Company had 379 full-time and 10 part-time employees. At any given time, less than 1% of our employees are temporary. The Company’s employees are not represented by any collective bargaining unit.

The Company is committed to recruiting, developing and promoting a diverse workforce to meet the current and future demands of our business. In 2019, we instituted a policy which requires that all searches for positions Vice President and above include at least one racially or ethnically diverse candidate and one female candidate. All of our positions are listed on multiple job boards specifically targeted towards women, minorities, veterans, and people with disabilities. In 2017, the Company formed a Diversity, Equity and Inclusion Steering Committee, which today comprises twenty (20) members from across the organization, including three members of executive management. This committee meets no less than quarterly and has established goals to further the Company’s Diversity, Equity and Inclusion efforts.

As of December 31, 2021, our overall workforce was 51% female and 24% racially or ethnically diverse. Of those employees with position titles of Vice President and above, 38% were female and 12% were racially or ethnically diverse.

To ensure we provide a rich experience for our employees, we measure organizational culture and engagement by periodically engaging independent third parties to conduct cultural assessments and employee engagement surveys. Our employee driven Engagement Committee and Culture Task Force focus on monitoring and making continuous improvements to our work environment and employee engagement.

The Company encourages employees to contribute their personal best while respecting the balance between work and personal life. To empower employees to reach their potential, we provide training and development programs including traditional classroom training and coaching and experiential learning through Company-wide initiative beyond the scope of their everyday responsibilities. We also provide access to virtual and self-directed online courses in topics ranging from compliance to management skills through our online learning system. To identify and develop our next generation of leaders, we have a robust talent and succession planning process and specialized programs to support the development of our talent pipeline at different levels. The Company believes that its employee relations are good.

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

The outbreak of COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This resulted in an unprecedented slow-down in economic activity and a related increase in unemployment in 2020. Following the COVID-19 outbreak, stock markets declined in value and in particular bank stocks significantly declined in value before recovering partially in 2021. In response to the COVID-19 pandemic, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10-year and 30-year treasury notes declined to historic lows before recovering partially in 2021. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). We have instituted payment deferral programs to aid existing borrowers with payment forbearance. In addition, the federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. Finally, the spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and reduction of physical participation in meetings, events, and conferences. We have many employees working in hybrid office-and-remote working arrangements and may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, and business partners.

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
•
if the economy is unable to substantially recover, and high levels of unemployment exist for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•
collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•
our allowance for credit losses may have to be increased if unemployment forecasts increase or borrowers experience financial difficulties, which will adversely affect our net income;
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
•
our wealth management revenues may decline with market turmoil;
•
our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•
we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect our operations. In addition, other countries as well as the United States are currently experiencing a resurgence of the COVID-19 virus, including in the form of the Delta and Omicron variants, and the length and severity of such resurgence in part depends on the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19. If the rate of infections rise, these factors will be exacerbated.

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

The Bank originates C&I loans, CRE loans, consumer loans, and residential mortgage loans primarily within our market area. Our lending strategy focuses on residential real estate lending, as well as servicing commercial customers, including increased emphasis on C&I lending, and commercial deposit relationships. C&I, CRE loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, CRE and C&I loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•
CRE Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.
•
C&I Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.
•
Consumer Loans. Consumer loans are collateralized, if at all, with assets that may fluctuate in value based on market conditions or changes in interest rates.

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

The purpose of the Company’s liquidity management practices is to meet the cash flow obligations of its customers for both deposits and loans. One liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs. In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth. To manage this risk, the Company has the ability to borrow from the Federal Home Loan Bank of Boston ("FHLB of Boston"), purchase brokered certificates of deposit, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.

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

The Company believes that its continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel, or an inability to continue to attract or retain and motivate key personnel could adversely affect our business. We cannot provide any assurance that we will be able to retain our existing key personnel, attract additional qualified personnel, or effectively manage the succession of key personnel. Although we have change of control agreements with our actively employed named executive officers, the loss of the services of one or more of our executive officers or key personnel could impair our ability to continue to develop our business strategy.

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

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics / pandemics, such as COVID-19, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

The Company owns common stock of the FHLB of Boston in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $4.8 million as of December 31, 2021. There are 11 branches of the FHLB, including Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects within the FHLB of Boston could adversely affect the value of our investment in its common stock and our ability to rely on the FHLB as a funding source and this could negatively impact our results of operations.

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
•
changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws, and regulations; and
•
severe weather, natural disasters, climate change, epidemics / pandemics such as COVID-19, acts of war or terrorism, and other external events.

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

If we are unable to comply with future regulatory directives, or with the terms of any future supervisory requirements to which we may become subject, then we could become subject to a variety of supervisory actions and orders, including cease and desist orders, PCA, memoranda of understanding, and other regulatory enforcement actions. Such supervisory actions could, among other things, impose greater restrictions on our business, as well as our ability to develop any new business. The Company could also be required to raise additional capital or dispose of certain assets and liabilities within a prescribed time period, or both. Failure to implement remedial measures as required by financial regulatory agencies could result in additional orders or penalties from federal and state regulators, which could trigger one or more of the remedial actions described above. The terms of any supervisory action and associated consequences with any failure to comply with any supervisory action could have a material negative effect on our business, operating flexibility, and overall financial condition.

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

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The U.S. bank regulators issued a Statement on LIBOR Transition on November 30, 2020 encouraging banks to transition away from U.S. Dollar (USD) LIBOR as soon as practicable and in any event by December 31, 2021 for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023. At this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The Alternative Reference Rates Committee (“ARRC”) formed by the FRB has proposed a paced market transition plan to Secured Overnight Financing Rate (SOFR) from LIBOR and organizations are continuing to work on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company is monitoring this activity and evaluating the related risks. This includes identifying outstanding LIBOR-based loans without ARRC recommended fallback language, internal training and education, and working with our core provider to ensure proper integration once an alternative reference is implemented. Management is monitoring ARRC publications for best practices as the Company transitions legacy LIBOR loans by the June 30, 2023 deadline.

We have financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on or overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. In 2021, we adopted Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). See Note 3 – Recently Issued and Adopted Accounting Standards for additional details. The transition from LIBOR will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Acquisitions

The risks presented by acquisitions, such as the acquisition of Optima and with Wellesley, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisition such as the acquisitions of Optima in 2019 and Wellesley in 2020. Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

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

The integration of the Company and its mergers will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from recent mergers will depend in part on whether operations can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges in consolidating its functions, and integrating the organizations, procedures, and operations of the businesses. The integration of the mergers will be complex and time-consuming, and the management team will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate operations could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the relationships to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition, or prospects of the Company and/or the Bank.

General Risks

Natural disasters, climate change, acts of war or terrorism, the impact of health epidemics and other adverse external events could detrimentally affect our financial condition and results of operations.

Natural disasters, climate change, acts of war or terrorism, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The COVID-19 outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a coronavirus outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, the spread of COVID-19 to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the COVID-19 outbreak, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company conducts its business through 19 banking offices, including its main banking office and headquarters in Cambridge, Massachusetts. The Company also has operations centers in Burlington and Wellesley, Massachusetts, and Portsmouth, New Hampshire, five wealth management offices, and one off-site automated teller machine ("ATM").

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

As of February 28, 2022, there were 6,981,605 shares of the Company’s common stock outstanding held by 451 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2021 was $93.59. The Company declared cash dividends of $2.38 and $2.12 per share in 2021 and 2020, respectively.

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

Stock Performance Graph

The following compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the KBW NASDAQ Bank Index and the S&P U.S. BMI Banks Index from December 31, 2016 to December 31, 2021. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2016. The total return assumes reinvestment of dividends.

Source: Standard &Poor's Global Market Intelligence © 2021

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchase of Equity Securities

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2021:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
October 1 to October 31, 2021	—	$—
November 1 to November 30, 2021	236	$85.85
December 1 to December 31, 2021	—	$—
Total	236	$85.85

(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period equity award vesting.

On March 15, 2021, the Company's Board of Directors authorized a share repurchase program (the "2021 Repurchase Program") to acquire from time to time up to 5.0% shares of the Company’s common stock through March 15, 2022, provided that the aggregate purchase price does not exceed $26.0 million. The Company did not repurchase any shares under the 2021 Repurchase Program during the year ended December 31, 2021.

On March 14, 2022, the Company's Board of Directors authorized a share repurchase program (the "2022 Repurchase Program") to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2021, with such purchases occurring prior to March 14, 2023, provided that the aggregate purchase price does not exceed $32.0 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2022 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2022 Repurchase Program replaces the 2021 Repurchase Program which expire on March 15, 2022.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. At December 31, 2021, the Company had total assets of approximately $4.9 billion. Currently, the Bank operates 19 banking offices in Eastern Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, one in Boston and Wellesley, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. The Company’s Assets under Management and Administration as of December 31, 2021 were approximately $4.9 billion. The Bank’s clients consist primarily of small- and medium-sized businesses and retail customers in these communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees earned from wealth management services and loans, the cost of deposits, operating expenses, the provision for (release of) credit losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting policies are defined as those that involve a significant level of estimation uncertainty and have had, or could have a material impact on the Company's financial condition or results of operations. The Company considers the allowance for credit losses and income taxes to be its critical accounting estimates.

Allowance for Credit Losses

The Company evaluates the need for an allowance for credit losses on all financial assets measured at amortized cost, including loans receivable and held to maturity securities, in accordance with FASB ASC Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”), on a quarterly basis. ASC Topic 326 requires a methodology to estimate current expected credit losses (“CECL”) over the life of a loan, which incorporates applying a reasonable and supportable forecast period before reverting back to historical data. ASC Topic 326 also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by a lessor in accordance with ASU 2016-02 – Leases (Topic 842).

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company’s methodology for calculating the allowance for credit losses (“ACL”) on loans consists of quantitative and qualitative components.

The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for homogeneous pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

The reasonable and supportable forecast period is primarily determined based upon the stability of current economic conditions at each measurement date. Management considers the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth, credit strategy, and its business which may not be applicable within the current environment. For periods beyond the reasonable and supportable forecast period, we revert to historical information over a period for which comparable data is available.

The qualitative component of the ACL considers (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of non-accrual and past due loans; and (iii) model limitations; among other factors. Qualitative adjustments are considered when management believes expected credit losses are not representative of historical loss experience alone, and should be adjusted to reflect the current conditions and characteristics of the Company’s own portfolio. They are made at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

We regularly review our collection experience (including delinquencies and net charge-offs) in determining our allowance for credit losses. We also consider our historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors, such as unemployment and interest rate changes.

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

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as management’s judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to increases in the ACL on loans; conversely, improving conditions or assumptions could lead to further reductions in the ACL on loans.

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

Recent Accounting Developments

See Note 3 – Recently Issued and Adopted Accounting Standards for additional details on recently issued and adopted accounting pronouncements and their expected impact on the Company’s financial statements.

COVID-19

The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally.

It is unknown whether the impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers has fully manifested in 2020 or 2021. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 pandemic remains dynamic, and the duration and severity of its impact on our business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, actions taken in response to the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta and Omicron variants, the length and severity of any resurgence of the pandemic, and impact on our customers, employees, and vendors, all of which are uncertain and cannot be predicted.

If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. Please see Item 1A. - Risk Factors above for more detail on risks related to COVID-19.

Selected Financial Highlights

The selected consolidated financial highlights set forth below do not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Consolidated Financial Statements and related Notes and within this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands, except per share data)
Operating Data
Interest Income	$133,514	$129,378	$96,339	$69,055	$61,191
Interest Expense	5,533	9,145	17,643	5,467	3,587
Net Interest and Dividend Income	127,981	120,233	78,696	63,588	57,604
Provision for (Release of) Credit Losses	(1,294)	18,310	3,004	1,502	362
Noninterest Income	44,324	39,525	36,401	32,989	30,224
Noninterest Expense	100,484	98,085	78,175	63,987	59,292
Income Before Taxes	73,115	43,363	33,918	31,088	28,174
Income Taxes	19,091	11,404	8,661	7,207	13,358
Net Income (a GAAP Measure)	$54,024	$31,959	$25,257	$23,881	$14,816

Operating Net Income (a non-GAAP measure)*	$54,828	$43,870	$29,156	$24,024	18,687
Average shares outstanding, basic	6,926,257	6,289,481	4,629,255	4,061,529	4,030,530
Average shares outstanding, diluted	6,990,603	6,344,409	4,661,720	4,098,633	4,065,754
Total shares outstanding	6,968,192	6,926,728	5,400,868	4,107,051	4,082,188
Basic Earnings Per Share	$7.76	$5.07	$5.41	$5.82	$3.64
Diluted Earnings Per Share	$7.69	$5.03	$5.37	$5.77	$3.61
Operating Diluted Earnings Per Share (a non-GAAP measure)*	$7.81	$6.90	$6.20	$5.80	$4.56
Dividends Declared Per Share	$2.38	$2.12	$2.04	$1.96	$1.86
Dividend payout ratio (1)	31%	42%	38%	34%	51%

Financial Condition Data
Total Assets	$4,891,544	$3,949,297	$2,855,563	$2,101,384	$1,949,934
Total Deposits	$4,331,152	$3,403,083	$2,358,878	$1,811,410	$1,775,400
Total Loans	$3,319,106	$3,153,648	$2,226,728	$1,559,772	$1,350,899
Shareholders' Equity	$437,837	$401,732	$286,561	$167,026	$147,957
Book Value Per Share	$62.83	$58.00	$53.06	$40.67	$36.24
Tangible Book Value Per Share (a non-GAAP measure)*	$55.01	$50.07	$46.66	$40.57	$36.14

Performance Ratios
Return on Average Assets	1.24%	0.91%	0.97%	1.21%	0.79%
Operating Return on Average Assets (a non-GAAP measure)*	1.26%	1.25%	1.12%	1.21%	1.00%
Return on Average Shareholders' equity	12.93%	9.09%	11.40%	15.35%	10.47%
Operating Return on Tangible Common Equity (a non-GAAP measure)*	15.10%	14.38%	14.80%	15.49%	13.24%
Total Shareholders’ Equity to Total Assets	8.95%	10.17%	10.04%	7.95%	7.59%
Interest rate spread (2)	3.05%	3.52%	2.93%	3.19%	3.16%
Net Interest Margin, taxable equivalent (3)	3.12%	3.65%	3.22%	3.33%	3.25%
Efficiency ratio *	58.32%	61.40%	67.92%	66.25%	67.51%
Operating Efficiency Ratio (a non-GAAP measure)*	57.67%	56.66%	63.78%	66.05%	67.51%

Wealth Management Assets
Market Value of Assets Under Management & Administration	$4,853,119	$4,167,903	$3,452,852	$2,876,702	$3,085,669

Asset Quality
Non-Performing Loans	$5,386	$8,962	$5,651	$642	$1,298
Non-Performing Loans/Total Loans	0.16%	0.28%	0.25%	0.04%	0.10%
Net Loan (Charge-Offs) Recoveries	$154	$(439)	$(1,592)	$(54)	$(303)
Allowance/Total Loans	1.04%	1.14%	0.82%	1.08%	1.13%

Capital Ratios (4):
Total capital	13.56%	13.93%	13.61%	13.25%	13.75%
Tier 1 capital	12.40%	12.68%	12.70%	12.07%	12.50%
Common Equity Tier 1	12.40%	12.68%	12.70%	12.07%	12.50%
Tier 1 leverage capital	8.31%	8.89%	8.98%	8.49%	8.06%

Other Data:
Number of full-service offices	19	21	16	10	11
Full time equivalent employees	384	372	303	252	239

* See "GAAP to Non-GAAP Reconciliations" section below

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
(4)
Capital ratios are for Cambridge Bancorp.

Results of Operations

Results of Operations for the years ended December 31, 2021 and 2020

General. Net income increased by $22.1 million, or 69.0%, to $54.0 million for the year ended December 31, 2021, from $32.0 million for the year ended December 31, 2020, primarily due to a $19.6 million decrease in the provision for (release of) credit losses, a $7.7 million increase in net interest and dividend income before the provision for (release of) credit losses, and a $4.8 million increase in noninterest income, which were partially offset by a $2.4 million increase in noninterest expenses and a $7.7 million increase in income tax expense. Diluted earnings per share were $7.69 for 2021, representing a 52.9% increase over diluted earnings per share of $5.03 for the year ended December 31, 2020.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) credit losses increased by $7.7 million, or 6.4%, to $128.0 million for the year ended December 31, 2021, as compared to $120.2 million for the year ended December 31, 2020. This increase was primarily due to higher interest on investment securities, higher PPP loan income recognized on PPP loans forgiven by the SBA during the year, and a lower cost of funds, partially offset by lower loan accretion associated with merger accounting and lower yields on interest-earning assets during the period.

•
Interest on investment securities increased by $3.6 million, or 41.7%, primarily due to growth in the investment portfolio as the Company reinvested excess cash.
•
Interest on deposits decreased by $2.3 million, or 31.8%, primarily due to a decrease in the cost of deposits, partially offset by deposit growth.
•
Interest on loans increased by $897,000, or 0.7%, as a result of loan growth combined with accelerated PPP loan related income, partially offset by lower loan accretion associated with merger accounting and lower loan yields.
•
Interest on borrowings decreased by $847,000, or 60.2%, primarily due to a decrease in borrowings outstanding during the year.
•
The Company did not incur any interest on subordinated debt during 2021, as the Company redeemed the $10.0 million in subordinated debt assumed in the Wellesley merger during the fourth quarter of 2020.

Average interest earning assets increased by $822.0 million, or 24.9%, to $4.13 billion for the year ended December 31, 2021 from $3.31 billion in 2020, primarily due to the merger with Wellesley coupled with organic growth within the loan and investment portfolios. The Company’s net interest margin, on a fully tax equivalent basis, decreased 53 basis points to 3.12% for the year ended December 31, 2021, as compared to 3.65% in 2020.

Average interest-bearing liabilities increased by $395.6 million, or 17.7%, to $2.63 billion for the year ended December 31, 2021 from $2.23 billion in 2020, primarily related to the merger with Wellesley coupled with organic core deposit growth. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $414.9 million, an increase in average checking account balances of $121.8 million, and an increase in average savings account balances of $19.8 million, partially offset by a decrease in average borrowed funds of $105.2 million, and a decrease in average certificate of deposit balances of $50.3 million. The average cost of funds decreased to 0.13% for the year ended December 31, 2021 from 0.28% for the year ended December 31, 2020.

Interest and Dividend Income. Total interest and dividend income increased by $4.1 million, or 3.2%, to $133.5 million for the year ended December 31, 2021, as compared to $129.4 million in 2020, primarily due to investment portfolio growth, loan growth, and increased PPP loan related income, partially offset by lower loan accretion associated with merger accounting and lower asset yields.

Interest Expense. Interest expense decreased by $3.6 million, or 39.5% to $5.5 million for the year ended December 31, 2021, as compared to $9.1 million in 2020, primarily driven by a decrease in the cost of deposits and lower borrowing expense, partially offset by deposit growth.

Provision for (Release of) Credit Losses. The Company recorded a release of credit losses of $1.3 million for the year ended December 31, 2021, as compared to a provision of credit losses of $18.3 million for the year ended December 31, 2020, which included $9.3 million associated with the expected impact of the COVID-19 pandemic on future loan losses and $8.6 million for the recognition of the non-operating impact of merger related CECL accounting during the year ended December 31, 2020. The Company’s release of credit losses during 2021 was driven by improved economic assumptions and the resulting decrease in loss expectations in the Company’s allowance for credit losses modeling.

The Company recorded net recoveries of $154,000 or 0.00% of total loans, for the year ended December 31, 2021, as compared to net charge-offs of $439,000, or 0.01% of total loans for the year ended December 31, 2020.

The allowance for credit losses was $34.5 million, or 1.05% of total loans outstanding (excluding PPP loans) at December 31, 2021, as compared to $36.0 million, or 1.19% of total loans outstanding (excluding PPP loans) at December 31, 2020.

Noninterest Income. Total noninterest income increased by $4.8 million, or 12.1%, to $44.3 million for the year ended December 31, 2021, as compared to $39.5 million the year ended December 31, 2020. This change was primarily a result of increases in wealth management revenue and loan related derivative income, partially offset by decreases in gain on loans sold, net and deposit account fees. Noninterest income was 25.7% and 24.7% of total revenue for the year ended December 31, 2021 and 2020, respectively.

•
Wealth Management revenue increased by $5.3 million, or 17.8%, to $35.0 million for the year ended December 31, 2021, as compared to $29.8 million for the year ended December 31, 2020, primarily due to appreciation within the equity markets and positive net client asset flows. Wealth Management Assets Under Management and Administration were $4.9 billion at December 31, 2021, as compared to $4.2 billion at December 31, 2020.
•
Loan related derivative income increased by $645,000, or 43.6%, to $2.1 million for the year ended December 31, 2021, as compared to $1.5 million for the year ended December 31, 2020, due to increased loan volume combined with fair value adjustments.
•
Gain on loans sold, net decreased by $1.0 million, or 55.0%, to $832,000 at December 31, 2021, as compared to $1.9 million for the year ended December 31, 2020 due to decreased sales of residential mortgages.
•
Deposit account fees decreased by $656,000, or 25.3%, to $1.9 million for the year ended December 31, 2021, as compared to $2.6 million for the year ended December 31, 2020, primarily due to a decrease in fee revenue from commercial deposit sweep products as a result of lower interest rates.

The categories of Wealth Management revenues are shown in the following table:

	For the Year Ended December 31,
	2021	2020
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$34,092	$28,599
Financial planning fees and other service fees	945	1,152
Total wealth management revenues	$35,037	$29,751

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2021	2020
	(dollars in thousands)
Wealth management assets under management
Balance at the beginning of the period	$3,994,152	$3,287,371
Acquired wealth management assets	—	338,676
Gross client asset inflows	532,507	314,032
Gross client asset outflows	(442,679)	(383,059)
Net market impact	572,203	437,132
Balance at the end of the period	$4,656,183	$3,994,152
Weighted average management fee	0.79%	0.81%

There were no significant changes to the average fee rates and fee structure during the years ended December 31, 2021 or 2020.

Noninterest Expense. Total noninterest expense increased by $2.4 million, or 2.4%, to $100.5 million for the year ended December 31, 2021, as compared to $98.1 million for the year ended December 31, 2020, primarily driven by increases in salaries and employee benefits expense, professional services fees, data processing fees, and occupancy and equipment expenses, partially offset by a decrease in non-operating expenses.

•
Salaries and employee benefits increased by $6.2 million, or 10.4%, primarily related to the full year impact of the merger with Wellesley in the second quarter of 2020, additions to support business initiatives, normal merit increases, and increases in employee benefit costs.
•
Professional services fees increased by $1.2 million, or 28.7%, primarily due to increased consulting fees associated with the wealth management system conversion completed in the fourth quarter of 2021 and employment agency costs.
•
Data processing fees increased by $1.2 million, or 15.2%, primarily due to the full year impact of new client usage of our banking systems as a result of our merger with Wellesley and higher data processing fees associated with the wealth management system conversion completed during the fourth quarter of 2021.

•
Occupancy and equipment expense increased by $894,000, or 6.9%, primarily as a result of the full year impact of additional branches and office space acquired from the merger with Wellesley.

•
Non-operating expenses decreased by $6.5 million, or 85.3%, primarily due to one-time non-operating costs associated with the Wellesley merger that were incurred in 2020, partially offset by previously communicated branch closures and the wealth management system conversion expenses.

Income Tax Expense. The Company recorded a provision for income taxes of $19.1 million for the year ended December 31, 2021, as compared to $11.4 million for the same period in 2020. The effective tax rate was 26.1%, for the year ended December 31, 2021, as compared to 26.3% for the year ended December 31, 2020.

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

The results for the year ended December 31, 2020, included the merger accounting impact of CECL within the provision for credit losses, merger expenses, office closures and related one-time occupancy expenses, and other non-operating items. Operating net income, excluding these items, was $43.9 million for the year ended December 31, 2020, an increase of $14.7 million, or 50.5%, as compared to operating net income of $29.2 million for 2019. Operating diluted earnings per share were $6.90 for 2020, representing an 11.3% increase over operating diluted earnings per share of $6.20 for 2019.

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
•
Interest on deposits decreased by $8.3 million, or 53.4%, due to a decrease in interest rates paid on these deposits.

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

Interest Expense. Interest expense decreased by $8.5 million, or 48.2%, to $9.1 million for the year ended December 31, 2020, from $17.6 million in 2019, primarily driven by a decrease in cost of deposits.

Average interest-bearing liabilities increased by $487.7 million to $2.2 billion at December 31, 2020 from $1.7 billion at December 31, 2019, primarily related to the mergers with Optima and Wellesley coupled with organic core deposit growth. The average cost of funds decreased to 0.28% at December 31, 2020 from 0.72% at December 31, 2019. The increase in average interest-bearing liabilities was primarily driven by higher average savings account balances of $110.0 million, higher average money market accounts of $160.3 million, higher average certificates of deposits of $38.3 million, and higher average borrowed funds of $37.0 million.

Provision for Credit Losses. The Company recorded a provision for credit losses of $18.3 million for the year ended December 31, 2020, compared to a provision for loan losses of $3.0 million in 2019. The provision includes $9.4 million associated with the expected impact of the COVID-19 pandemic on future loan losses and $8.6 million for the recognition of the impact of the merger related CECL accounting. The Company recorded net charge-offs of $439,000 for the year ended December 31, 2020, as compared to net charge-offs of $1.6 million during the same period in 2019.

The allowance for credit losses was $36.0 million, or 1.14% of total loans outstanding at December 31, 2020, as compared to $18.2 million, or 0.82% of total loans outstanding at year end 2019.

Noninterest Income. Inclusive of the Wellesley merger, total noninterest income increased by $3.1 million, or 8.6%, to $39.5 million for the year ended December 31, 2020, as compared to $36.4 million for the same period in 2019, primarily as a result of higher Wealth

Management revenue and higher gains on loans sold, partially offset by lower deposit and ATM related fees, lower loan related derivative income and other fee income. Total noninterest income was 24.7% and 31.6% of total revenue for the years ended December 31, 2020 and 2019, respectively.

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
•
Other income decreased by $201,000 during the year ended December 31, 2020 primarily as a result of lower loan prepayment income during the year.
•
ATM/Debit card income decreased by $105,000 during the year ended December 31, 2020 primarily as a result of the COVID-19 pandemic’s impact on transactions during 2020.
•
Loan related derivative income decreased by $195,000 during the year ended December 31, 2020, primarily due to valuation adjustments associated with changes in interest rates on existing derivative transactions.

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

There were no significant changes to the average fee rates and fee structure during the years ended December 31, 2020 or 2019.

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

•
Salaries and employee benefits increased by $11.5 million, or 24.2%, primarily as a result of the increased staffing related to the mergers with Optima and Wellesley in 2019 and 2020, respectively, additions to support business initiatives, normal merit increases and higher employee benefit costs.
•
Non-operating expenses increased by $2.9 million primarily due to merger expenses associated with the Wellesley merger and branch and office closure expenses of $1.2 million during the fourth quarter of 2020.

•
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

The CARES Act was signed into law on March 27, 2020, to help stimulate the United States economy. One of the business tax provisions of the CARES Act included allowing NOL generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The effect of the CARES Act allowed the Company to recognize lower tax expense associated with NOL carryforwards from 2018 and 2019 (as a result of the Optima merger) and resulted in a benefit of $539,000.

Changes in Financial Condition

Total Assets. Total assets increased by $942.2 million, or 23.9%, from December 31, 2020, and were $4.89 billion as of December 31, 2021. The increase was primarily the result of a $690.2 million increase in investment securities, a $165.5 million increase in total loans, and a $104.4 million increase in cash and cash equivalents.

Investment Securities. The carrying value of total investment securities increased by $690.2 million, or 142.4%, to $1.17 billion at December 31, 2021, from $484.7 million at December 31, 2020, as the Company invested excess cash.

Loans. Total loans increased by $165.5 million, or 5.2%, to $3.32 billion at December 31, 2021, from $3.15 billion at December 31, 2020. Excluding PPP loans and their associated deferred PPP loan processing fees, total loans increased by $267.4 million, or 8.8%, from December 31, 2020.

•
Residential real estate loans increased by $116.2 million to $1.42 billion at December 31, 2021, from $1.30 billion at December 31, 2020.
•
CRE loans increased by $152.0 million to $1.51 billion at December 31, 2021, from $1.36 billion at December 31, 2020.
•
Commercial and industrial loans, excluding PPP loans, increased by $23.6 million to $247.2 million at December 31, 2021, from $223.7 million at December 31, 2020.
•
PPP loans were $22.2 million and $124.2 million at December 31, 2021, and December 31, 2020, respectively, and are included in commercial and industrial loans on the consolidated balance sheets.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of our employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At December 31, 2021, our investment in bank-owned life insurance increased by $801,000, or 1.7%, to $47.0 million, from $46.2 million at December 31, 2020, primarily due to increase in the cash surrender value of the policies during 2021.

Goodwill and Merger Related intangibles. Goodwill and merger related intangible assets totaled $54.5 million and $54.9 million at December 31, 2021 and December 31, 2020, respectively.

Other Assets. Other assets decreased by $6.9 million, or 8.3% to $76.4 million at December 31, 2021, from $83.2 million at December 31, 2020, primarily due to reductions in the fair value of loan level derivative assets, partially offset by the increase in funded status of the Company’s pension plan and additional investments made in low-income housing credit partnerships .

Deposits. Total deposits increased by $928.1 million, or 27.3%, to $4.33 billion at December 31, 2021, from $3.40 billion at December 31, 2020.

•
Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $1.02 billion, or 32.4%, to $4.17 billion at December 31, 2021 from $3.15 billion at December 31, 2020.
•
The cost of total deposits for the year ended December 31, 2021 was 0.13%, as compared to 0.25% for the year ended December 31, 2020, a reduction of 12 basis points. At December 31, 2021, the spot cost of deposits was 0.18%.
•
Certificates of deposit totaled $162.1 million at December 31, 2021, a decrease of $92.8 million, or 36.4%, from $254.8 million at December 31, 2020. Total brokered certificates of deposit, which are included within certificates of deposit, were $2.7 million and $30.8 million at December 31, 2021 and December 31, 2020, respectively.

Borrowings. At December 31, 2021 and December 31, 2020, borrowings consisted solely of advances from the FHLB of Boston. Total borrowings decreased by $16.5 million, or 50.0%, to $16.5 million at December 31, 2021, from $33.0 million at December 31, 2020 as the Company utilized excess cash to pay down borrowings.

Shareholders’ Equity. Total shareholders’ equity increased $36.1 million, or 9.0%, to $437.8 million at December 31, 2021, from $401.7 million at December 31, 2020, primarily due to net income of $54.0 million, partially offset by dividend payments of $16.6 million.

The Company’s ratio of tangible common equity to tangible assets decreased 99 basis points to 7.92% at December 31, 2021, as compared to 8.91% at December 31, 2020. Tangible book value per share grew by $4.94, or 9.9%, to $55.01 as of December 31, 2021, as compared to $50.07 as of December 31, 2020.

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

	For the Year Ended December 31,
Operating Net Income / Operating Diluted Earnings Per Share	2021	2020	2019	2018	2017
	(dollars in thousands, except share data)
Net Income (a GAAP measure)	$54,024	$31,959	$25,257	$23,881	$14,816
Add: Merger expenses	—	6,368	4,721	201	—
Add: (Gain) loss on disposition of investment securities	—	(69)	79	(2)	3
Add: Provision for credit losses established for acquired Wellesley loans	—	8,638	—	—	—
Add: Branch and office closure expenses	787	1,244	—	—	—
Add: Impact of the Tax Cuts and Job Acts of 2017 (1)	—	—	—	—	3,869
Add: Wealth management system conversion expenses	331	—	—	—	—
Tax effect of non-operating adjustments (2)	(314)	(4,270)	(901)	(56)	(1)
Operating Net Income (a non-GAAP measure)	$54,828	$43,870	$29,156	$24,024	$18,687
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)	(252)	(64)	(243)	(239)	(157)
Operating Income Applicable to Common Shareholders (a non-GAAP measure)	$54,576	$43,806	$28,913	$23,785	$18,530
Weighted Average Diluted Shares	6,990,603	6,344,409	4,661,720	4,098,633	4,065,754
Operating Diluted Earnings Per Share (a non-GAAP measure)	$7.81	$6.90	$6.20	$5.80	$4.56

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$437,837	$401,732	$286,561	$167,026	$147,957
Less: Goodwill and acquisition related intangibles (GAAP)	(54,529)	(54,889)	(34,544)	(412)	(412)
Tangible Common Equity (a non-GAAP measure)	$383,308	$346,843	$252,017	$166,614	$147,545
Total assets (GAAP)	$4,891,544	$3,949,297	$2,855,563	$2,101,384	$1,949,934
Less: Goodwill and acquisition related intangibles (GAAP)	(54,529)	(54,889)	(34,544)	(412)	(412)
Tangible assets (a non-GAAP measure)	$4,837,015	$3,894,408	$2,821,019	$2,100,972	$1,949,522
Tangible Common Equity Ratio (a non-GAAP measure)	7.92%	8.91%	8.93%	7.93%	7.57%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$383,308	$346,843	$252,017	$166,614	$147,545
Common shares outstanding	6,968,192	6,926,728	5,400,868	4,107,051	4,082,188
Tangible Book Value Per Share (a non-GAAP measure)	$55.01	$50.07	$46.66	$40.57	$36.14

The following tables summarize the calculation of the Company’s efficiency and operating ratios for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Efficiency Ratio: (1)
Noninterest expense	$100,484	$98,085	$78,175	$63,987	$59,292
Net interest and dividend income	$127,981	$120,233	$78,696	$63,588	$57,604
Total noninterest income	44,324	39,525	36,401	32,989	30,224
Total revenue	$172,305	$159,758	$115,097	$96,577	$87,828
Efficiency Ratio	58.32%	61.40%	67.92%	66.25%	67.51%

Operating Efficiency Ratio: (2)
Noninterest expense	$100,484	$98,085	$78,175	$63,987	$59,292
Merger expenses and Capital Raise Expenses (Pretax)	—	(6,368)	(4,721)	(201)	—
Branch and office closure expenses (Pretax)	(787)	(1,244)	—	—	—
Wealth management system conversion expenses (Pretax)	(331)	—	—	—	—
Operating expense (a non-GAAP measure)	$99,366	$90,473	$73,454	$63,786	$59,292
Total revenue	$172,305	$159,758	$115,097	$96,577	$87,828
Add: (Gain) loss on disposition of investment securities	—	(69)	79	(2)	3
Operating revenue (a non-GAAP measure)	$172,305	$159,689	$115,176	$96,575	$87,831
Operating Efficiency Ratio (a non-GAAP measure)	57.67%	56.66%	63.78%	66.05%	67.51%

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Operating Return on Tangible Common Equity: (3)
Operating Net Income (a non-GAAP measure)	$54,828	$43,870	$29,156	$24,024	$18,687
Average common equity	$417,768	$351,477	$221,617	$155,546	$141,488
Average goodwill and merger related intangibles	(54,707)	(46,476)	(24,577)	(412)	(412)
Average tangible common equity (a non-GAAP measure)	$363,061	$305,001	$197,040	$155,134	$141,076
Operating Return on Tangible Common Equity (a non-GAAP measure)	15.10%	14.38%	14.80%	15.49%	13.24%

Operating Return on Average Assets: (4)
Operating Net Income (a non-GAAP measure)	$54,828	$43,870	$29,156	$24,024	$18,687
Average assets	$4,343,873	$3,523,249	$2,600,316	$1,980,580	$1,875,136
Operating Return on Average Assets (a non-GAAP measure)	1.26%	1.25%	1.12%	1.21%	1.00%

(1)
The efficiency ratio represents noninterest expense as a percentage of the sum of net interest and dividend income and noninterest income.
(2)
Operating efficiency ratio represents operating expense as a percentage of operating revenue.
(3)
Operating return on tangible common equity represents operating net income as a percentage of average tangible common equity.
(4)
Operating return on average assets represents operating net income as a percentage of average assets.

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

The fair value of securities available for sale totaled $197.8 million and included gross unrealized gains of $1.2 million and gross unrealized losses of $4.7 million at December 31, 2021. At December 31, 2020, the fair value of securities available for sale totaled $237.0 million and included gross unrealized gains of $3.2 million and gross unrealized losses of $406,000.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of December 31, 2021 are carried at their amortized cost of $977.1 million. At December 31, 2020, the amortized cost of securities held to maturity totaled $247.7 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity , and the percentage distribution at the dates indicated.

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$23,011	12%	$23,617	10%
Mortgage-backed securities	173,028	87%	210,630	89%
Corporate debt securities	1,764	1%	2,783	1%
Total securities available for sale	$197,803	100%	$237,030	100%
Held to maturity securities
Mortgage-backed securities	$864,983	88%	$137,435	55%
Corporate debt securities	6,997	1%	6,989	3%
Municipal securities	105,081	11%	103,248	42%
Total securities held to maturity	$977,061	100%	$247,672	100%
Total	$1,174,864		$484,702

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At December 31, 2021	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,996	0.5%	$5,000	2.3%	$8,000	2.6%	$22,996	1.6%
Mortgage-backed securities	—	—	8,324	1.9%	50,031	1.5%	118,176	1.0%	176,531	1.2%
Corporate debt securities	763	0.6%	980	2.7%	—	—	—	—	1,743	1.8%
Total available for sale securities	$763	0.6%	$19,300	1.2%	$55,031	1.6%	$126,176	1.1%	$201,270	1.2%

Held to maturity securities
Mortgage-backed securities	$—	—	$41	0.2%	$63,165	2.4%	$801,777	1.5%	$864,983	1.6%
Corporate debt securities	6,997	2.5%	—	—	—	—	—	—	6,997	2.5%
Municipal securities	3,812	4.5%	18,922	3.5%	37,772	3.4%	44,575	2.7%	105,081	3.2%
Total held to maturity securities	$10,809	3.2%	$18,963	3.5%	$100,937	2.8%	$846,352	1.6%	$977,061	1.8%
Total	$11,572	3.1%	$38,263	2.3%	$155,968	2.4%	$972,528	1.5%	$1,178,331	1.7%

(1)
Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% for 2021.

The Company did not record an allowance for credit losses on its investment securities as of December 31, 2021 or 2020. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, C&I loans, CRE loans, construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy, with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is dependent on energy output and is generated from the contracted sale of energy credits or wholesale energy sales as well as state mandated incentive programs. For PPP loans, the SBA generally guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following summary shows the composition of the loan portfolio at the dates indicated:

	December 31,
	2021	% of Total	2020	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$716,456	22%	$535,804	17%
Mortgages - adjustable rate	679,675	21%	734,593	23%
Construction	13,012	0%	25,495	1%
Deferred costs, net of unearned fees	5,936	0%	2,976	0%
Total residential mortgages	1,415,079	43%	1,298,868	41%
Commercial mortgage
Mortgages - non-owner occupied	1,272,135	38%	1,064,317	35%
Mortgages - owner occupied	150,632	4%	153,474	5%
Construction	86,246	3%	139,075	4%
Deferred costs, net of unearned fees	1,989	0%	2,096	0%
Total commercial mortgages	1,511,002	45%	1,358,962	44%
Home equity
Home equity - lines of credit	85,639	3%	102,460	3%
Home equity - term loans	2,017	0%	3,503	0%
Deferred costs, net of unearned fees	304	0%	231	0%
Total home equity	87,960	3%	106,194	3%
Commercial and industrial
Commercial and industrial	247,024	7%	225,441	7%
PPP loans	22,856	1%	124,201	4%
Unearned fees, net of deferred costs	(434)	0%	(1,787)	0%
Total commercial and industrial	269,446	8%	347,855	11%
Consumer
Secured	34,308	1%	41,409	1%
Unsecured	1,303	0%	341	0%
Deferred costs, net of unearned fees	8	0%	19	0%
Total consumer	35,619	1%	41,769	1%
Total loans	$3,319,106	100%	$3,153,648	100%

Residential Mortgage. Residential real estate loans held in portfolio were to $1.42 billion at December 31, 2021, an increase of $116.2 million, or 8.9%, from $1.30 billion at December 31, 2020 and consisted of one-to-four family residential mortgage loans or for the construction thereof. The residential mortgage portfolio represented 43% and 41% of total loans at December 31, 2021 and December 31, 2020, respectively.

The average loan balance outstanding in the residential portfolio was $502,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of December 31, 2021. At December 31, 2021, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $548,250 in 2021 from $510,400 in 2020, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet our CRA requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank’s CRA Assessment Area.

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

The Company does not offer reverse mortgages, nor does it offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. The Company does not offer “subprime loans” (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the year ended December 31, 2021.

The Company was servicing mortgage loans sold to others without recourse of approximately $170.8 million at December 31, 2021 and $188.2 million at December 31, 2020.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Originations for retention in portfolio	$556,715	$378,247	$229,163
Originations for sale to the secondary market	22,583	82,620	17,537
Total	$579,298	$460,867	$246,700

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Loans sold with servicing rights retained	$25,361	$60,453	$82,932
Loans sold with servicing rights released	2,465	18,024	7,006
Total	$27,826	$78,477	$89,938

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.1 million and $1.2 million at December 31, 2021 and 2020, respectively.

Commercial Mortgage. CRE loans were $1.51 billion as of December 31, 2021, an increase of $152.0 million, or 11.2%, from $1.36 billion at December 31, 2020. The CRE loan portfolio represented 45% and 44% of total loans at December 31, 2021 and December 31, 2020, respectively. The average loan balance outstanding in this portfolio was $1.9 million and the largest individual CRE loan outstanding was $30.0 million as of December 31, 2021. At December 31, 2021, this commercial mortgage was performing in accordance with its original terms.

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

Generally, our commercial construction loans are speculative in nature, with loan proceeds used to acquire and develop real estate property for sale or rental. Loans are typically provided for terms up to 36 months during the construction phase, with loan-to-values that generally do not exceed 75% on both an “as is” and “as complete and stabilized” basis. Construction projects are primarily for the development of residential property types, inclusive of one-to-four family and multifamily properties.

Home Equity. The home equity portfolio totaled $88.0 million and $106.2 million at December 31, 2021 and 2020, respectively. The home equity portfolio represented 3% of total loans at both December 31, 2021 and 2020. At December 31, 2021, the largest home equity line of credit was a $3.5 million line of credit and had an outstanding balance of $2.6 million at December 31, 2021. At December 31, 2021, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial ("C&I"). The C&I portfolio totaled $269.4 million at December 31, 2021, a decrease of $78.4 million, or 22.5%, from $347.9 million at December 31, 2020. C&I loans represented 8% and 11% of total loans at December 31, 2021 and 2020, respectively. The average loan balance outstanding in this portfolio, excluding PPP loans and the associated deferred PPP processing fees, was $548,000, and the largest individual commercial and industrial loan outstanding was $9.1 million as of December 31, 2021. At December 31, 2021, this loan was performing in accordance with its original terms.

The Company’s C&I loan customers represent various small- and middle-market established businesses involved in professional and financial services, accommodation and food services, utilities, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned businesses with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses, where regional economic strength or weakness impacts the relative risks in this loan category, in addition to renewable energy lending which is more specialized in nature. The Company has expanded its exposure within renewable energy lending but otherwise there are no significant concentrations in any one business sector, and loan risks are generally diversified among many borrowers.

Loans under the SBA’s PPP program, net of associated deferred PPP processing fees, totaled $22.2 million at December 31, 2021 and $124.2 million at December 31, 2020, respectively, and are included in the C&I portfolio.

At December 31, 2021, commercial renewable energy loans totaled $110.2 million and the average loan balance outstanding in this portfolio was $2.5 million. The largest individual loan outstanding was $8.1 million, and this loan was performing in accordance with its original terms at December 31, 2021.

Consumer Loans. The consumer loan portfolio totaled $35.6 million at December 31, 2021, a decrease of $6.2 million, or 14.7%, from $41.8 million at December 31, 2020. Consumer loans represented 1% of the total loan portfolio at both December 31, 2021 and December 31, 2020. The average loan balance outstanding in this portfolio was $12,000 and the largest individual consumer loan outstanding was $3.5 million as of December 31, 2021. At December 31, 2021, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2021. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2021
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$2,907	$7,308	$123,082	$1,281,782	$1,415,079
Commercial mortgage	8,810	299,205	1,077,694	125,293	1,511,002
Home equity	252	3,932	68,111	15,665	87,960
Commercial and industrial	31,793	68,422	134,304	34,927	269,446
Consumer	35,509	41	69	—	35,619
Total	$79,271	$378,908	$1,403,260	$1,457,667	$3,319,106

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans maturing over one year in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at December 31, 2021. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	December 31, 2021
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$724,778	$687,356	$38	$1,412,172
Commercial mortgage	525,536	423,817	552,839	1,502,192
Home equity	2,210	—	85,498	87,708
Commercial and industrial	63,368	27,914	146,371	237,653
Consumer	110	—	-	110
Total	$1,316,002	$1,139,087	$784,746	$3,239,835

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS ("TDRs")

The composition of nonperforming loans is as follows:

	December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Non-accrual loans	$4,628	$7,744	$4,160	$525	$1,148
Loans past due > 90 days, but still accruing	—	407	1,264	—	—
Troubled debt restructurings	758	811	227	117	150
Total non-performing loans	$5,386	$8,962	$5,651	$642	$1,298
Accruing troubled debt restructured loans	$—	$—	$—	$6	$29
Nonperforming loans as a percentage of gross loans	0.16%	0.28%	0.25%	0.04%	0.10%
Nonperforming loans as a percentage of total assets	0.11%	0.23%	0.20%	0.03%	0.07%

Total non-performing loans decreased by $3.6 million at December 31, 2021 as compared to December 31, 2020, primarily due to lower commercial real estate loans on nonaccrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2021 and December 31, 2020, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Pursuant to Section 4013 of the CARES Act, financial institutions can suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). As a result of the CAA, the suspension of TDR accounting has been extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States of America terminates. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at December 31, 2021 and will not be reported as past due during the deferral period. As of December 31, 2021, the Company had $4.7 million of loans in deferral.

Allowance for CREDIT Losses

The following table summarizes the ratios related to the Company’s allowance for credit losses and certain asset quality indicators for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$3,319,106	$3,153,648	$2,226,728
Average loans outstanding (net of unearned fees and deferred costs)	$3,240,876	$2,856,631	$1,969,696
Loans on non-accrual	$4,628	$7,744	$4,160
Allowance for credit losses balance at end of period	$34,496	$36,016	$18,180
Net (charge-offs) recoveries to average loans outstanding- Total	0.00%	(0.02)%	(0.08)%
Non-accrual loans to loans outstanding at year end	0.16%	0.28%	0.19%
Allowance for credit losses to total loans (ex. PPP loans)	1.05%	1.19%	0.82%
Ratio of allowance for credit losses on loans to loans on non-accrual	745.38%	465.08%	437.02%
Ratio of allowance for credit losses to loans outstanding	1.04%	1.14%	0.82%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

	For the Year Ended December 31,
	2021			2020			2019
	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans
	(dollars in thousands)
Residential mortgages	$1,343,112	(4)%	0.00%	$1,160,998	—%	0.00%	$842,472	—%	0.00%
Commercial mortgages	1,424,126	30	0.00	1,253,401	(264)	(0.01)	893,107	(1,270)	(0.07)
Home equity	94,949	—	0.00	97,574	—	0.00	78,996	—	0.00
Commercial and industrial	338,494	140	0.00	304,194	(150)	(0.01)	120,844	(285)	(0.01)
Consumer	40,195	(12)	0.00	40,465	(25)	0.00	34,277	(37)	0.00
Total	$3,240,876	154%	0.00%	$2,856,632	(439)%	(0.02)%	$1,969,696	(1,592)%	(0.08)%

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	At December 31,
	2021			2020
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$13,383	39%	43%	$13,067	36%	41%
Commercial mortgages	17,133	49	46	18,564	52	48
Home equity	406	1	2	552	2	4
Commercial and industrial	2,989	9	8	3,309	9	6
Consumer	585	2	1	524	1	1
Total Allowance	$34,496	100%	100%	$36,016	100%	100%

See additional discussion regarding the allowance for credit losses, in Item 7 under the caption “Critical Accounting Estimates” and in Note 7 to the Audited Consolidated Financial Statements.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. The Company also borrows from the FHLB of Boston or the Federal Reserve Bank of Boston (“FRB of Boston”), and utilizes brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. The Company's additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

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

The following table sets forth the Company’s deposits for the periods indicated:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,393,935	32.1%	$1,006,132	29.7%
Interest bearing checking	763,188	17.6%	625,650	18.4%
Money market	1,104,238	25.5%	532,218	15.6%
Savings	907,722	21.0%	984,262	28.9%
Retail certificates of deposit under $250,000	99,196	2.3%	127,202	3.7%
Retail certificates of deposit of $250,000 or greater	60,171	1.4%	96,831	2.8%
Wholesale certificates of deposit	2,702	0.1%	30,788	0.9%
Total	$4,331,152	100.0%	$3,403,083	100.0%

At December 31, 2021, we had a total of $159.4 million in certificates of deposit, excluding brokered deposits, of which $129.1 million had remaining maturities of one year or less. The Company had total brokered deposits of $2.7 million, $30.8 million, and $7.1 million at December 31, 2021, 2020, and 2019 respectively.

The amount of deposits above the FDIC’s limit of $250,000 was $2.19 billion and $1.52 billion as of December 31, 2021 and 2020, respectively.

Retail certificates of deposit of $250,000 or greater by maturity are as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Within three months	$30,889	$18,080
Over 3 months, within six months	5,243	22,550
Over six months, within twelve months	11,142	44,664
Over twelve months.	12,897	11,537
Total	$60,171	$96,831

Interest expense on retail certificates of deposit of $250,000 or greater was $551,000, $832,000, and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Interest Rate:
0.00% to 0.50%	$107,025	$122,310
0.51% to 1.00%	37,265	34,422
1.00% to 1.99%	7,115	62,194
2.00% to 2.99%	10,664	35,895
Total	$162,069	$254,821

Borrowings. Total borrowings were $16.5 million, a decrease of $16.5 million as compared to $33.0 million at December 31, 2020. The Company’s borrowings consisted of advances from the FHLB of Boston. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at December 31, 2021 was approximately $779.0 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston.

The Company had no borrowings outstanding with the FRB of Boston at both December 31, 2021 and 2020. The Company’s remaining borrowing capacity at the FRB of Boston at December 31, 2021 was approximately $419.6 million.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,203,126	$120,019	3.75%	$2,832,796	$119,447	4.22%	$1,952,374	$84,382	4.32%
Tax-exempt	37,750	1,525	4.04	23,835	1,115	4.68	17,322	740	4.27
Securities available for sale (3)
Taxable	217,096	2,617	1.21	136,776	2,337	1.71	154,256	2,884	1.87
Securities held to maturity
Taxable	424,499	6,847	1.61	152,789	3,711	2.43	204,909	5,079	2.48
Tax-exempt	104,114	3,329	3.20	89,841	3,145	3.50	75,432	2,897	3.84
Cash and cash equivalents	141,278	150	0.11	69,783	187	0.27	50,839	731	1.44
Total interest-earning assets (4)	4,127,863	134,487	3.26%	3,305,820	129,942	3.93%	2,455,132	96,713	3.94%
Non-interest-earning assets	251,652			245,316			162,529
Allowance for credit losses	(35,642)			(27,887)			(17,345)
Total assets	$4,343,873			$3,523,249			$2,600,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$675,753	$265	0.04%	$554,000	$682	0.12%	$417,226	$440	0.11%
Savings accounts	957,039	861	0.09	937,247	3,378	0.36	827,279	8,708	1.05
Money market accounts	765,021	2,769	0.36	350,117	1,277	0.36	189,836	2,481	1.31
Certificates of deposit	209,311	1,079	0.52	259,568	1,958	0.75	221,299	4,012	1.81
Total interest-bearing deposits	2,607,124	4,974	0.19%	2,100,932	7,295	0.35%	1,655,640	15,641	0.94%
Subordinated debt	—	—	—	5,408	444	8.21	—	—	—
Other borrowed funds	18,466	559	3.03	123,693	1,406	1.14	86,712	2,002	2.31
Total interest-bearing liabilities	2,625,590	5,533	0.21%	2,230,033	9,145	0.41%	1,742,352	17,643	1.01%
Non-interest-bearing liabilities
Demand deposits	1,197,056			838,653			567,500
Other liabilities	103,459			103,086			68,847
Total liabilities	3,926,105			3,171,772			2,378,699
Shareholders’ equity	417,768			351,477			221,617
Total liabilities & shareholders’ equity	$4,343,873			$3,523,249			$2,600,316
Net interest income on a fully taxable equivalent basis		128,954			120,797			79,070
Less taxable equivalent adjustment		(1,019)			(895)			(764)
Net interest income		$127,935			$119,902			$78,306
Net interest spread (5)			3.05%			3.52%			2.93%
Net interest margin (6)			3.12%			3.65%			3.22%

(1)
Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2021, 2020, and 2019.
(2)
Non-accrual loans are included in average amounts outstanding.
(3)
Average balances of securities available for sale calculated utilizing amortized cost.
(4)
Federal Home Loan Bank stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2021 and 2020, and the weighted average cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2021 and 2020.

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

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Compared with			Compared with
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$14,676	$(14,104)	$572	$37,171	$(2,106)	$35,065
Tax-exempt	579	(169)	410	299	76	375
Securities available for sale
Taxable	1,103	(823)	280	(311)	(236)	(547)
Securities held to maturity
Taxable	4,735	(1,599)	3,136	(1,268)	(100)	(1,368)
Tax-exempt	472	(288)	184	520	(272)	248
Cash and cash equivalents	119	(156)	(37)	203	(747)	(544)
Total interest income	$21,684	$(17,139)	$4,545	$36,614	$(3,385)	$33,229
Interest expense
Deposits
Checking accounts	125	(542)	(417)	160	82	242
Savings accounts	70	(2,587)	(2,517)	1,030	(6,360)	(5,330)
Money market accounts	1,502	(10)	1,492	1,280	(2,484)	(1,204)
Certificates of deposit	(334)	(545)	(879)	601	(2,655)	(2,054)
Total interest-bearing deposits	1,363	(3,684)	(2,321)	3,071	(11,417)	(8,346)
Subordinated debt	(444)	—	(444)	444	—	444
Other borrowed funds	(1,869)	1,022	(847)	656	(1,252)	(596)
Total interest expense	$(950)	$(2,662)	$(3,612)	$4,171	$(12,669)	$(8,498)
Change in net interest income	$22,634	$(14,477)	$8,157	$32,443	$9,284	$41,727

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the year ended December 31, 2021 was 2.93%, representing a 43 basis points decrease over the adjusted net interest margin for the year ended December 31, 2020 of 3.36%.

	Year Ended
	December 31, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,127,863
Net interest income on a fully taxable equivalent basis (GAAP)		$128,954
Net interest margin on a fully taxable equivalent basis (GAAP)			3.12%
Less: Paycheck Protection Program loan impact	(102,979)	(6,089)	-0.07%
Less: Accretion of loan fair value adjustments		(4,771)	-0.12%
Adjusted net interest margin on a fully taxable equivalent basis	$4,024,884	$118,094	2.93%

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

As of December 31, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(4.3)
+200	(3.4)
+100	(1.6)
–100	(4.4)

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 months.

As of December 31, 2021:

Year 1
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income
Gradual rate shifts
+200	3.00
–100	(0.2)

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

The Bank’s economic value of equity analysis as of December 31, 2021, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 5.7% increase in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 9.4%. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 23.5% increase in the economic value of equity, resulting in an economic value of equity ratio of 10.1%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of December 31, 2021. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity is defined as the Company’s ability to generate adequate cash to meet its needs for day-to-day operations and material long- and short-term commitments. Liquidity risk is the risk of potential loss if the Company were unable to meet its funding requirements at a reasonable cost. The Company manages its liquidity based on demand and specific events and uncertainties to meet current and future financial and contractual obligations of a short-term nature. The Company’s objective in managing liquidity is to respond to the needs of depositors and borrowers, as well as increase to earnings enhancement opportunities in a changing marketplace.

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At December 31, 2021, the Company had access to funds totaling $1.70 billion.

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

Capital Adequacy. Total shareholders’ equity was $437.8 million at December 31, 2021, as compared to $401.7 million at December 31, 2020. The Company’s equity increased primarily due to net income of $54.0 million, partially offset by regular dividend payments of $16.6 million paid during the year. Book value per share was $62.83 and $58.00, at December 31, 2021 and 2020, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2021, the Company and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 18 – Shareholders’ Equity to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations, Commitments, and Contingencies

As of December 31, 2021 and December 31, 2020, the Company had outstanding commitments to extend credit of $809.4 million and $584.5 million, respectively, and commitments associated with outstanding letters of credit of $18.9 million and $9.4 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2021, 2020 and 2019, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2021, the Company had cash and cash equivalents of $180.2 million compared with $75.8 million at December 31, 2020, an increase of $104.4 million, or 137.7%.

In the ordinary course of business, the Company has entered into numerous contractual obligations and commitments. The following table summarizes the Company’s contractual cash obligations by maturity at December 31, 2021:

	Payments Due — By Period as of December 31, 2021
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
FHLBB advances	$16,510	$289	$16,221	$—	$—
Retirement benefit obligations	30,286	2,657	5,608	5,938	16,083
Lease obligations	37,086	7,211	12,913	9,000	7,962
Certificates of deposit	162,069	132,212	23,505	6,352	—
Total contractual cash obligations	$245,951	$142,369	$58,247	$21,290	$24,045

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

Item 8. Financial Statements and Supplementary Data.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$180,153	$75,785
Investment securities
Available for sale, at fair value (amortized cost $201,270 and $234,252, respectively)	197,803	237,030
Held to maturity, at amortized cost (fair value $971,092 and $260,139, respectively)	977,061	247,672
Total investment securities	1,174,864	484,702
Loans held for sale, at lower of cost or fair value	1,490	6,909
Loans
Residential mortgage	1,415,079	1,298,868
Commercial mortgage	1,511,002	1,358,962
Home equity	87,960	106,194
Commercial and industrial	269,446	347,855
Consumer	35,619	41,769
Total loans	3,319,106	3,153,648
Less: allowance for credit losses on loans	(34,496)	(36,016)
Net loans	3,284,610	3,117,632
Federal Home Loan Bank of Boston Stock, at cost	4,816	5,734
Bank owned life insurance	46,970	46,169
Banking premises and equipment, net	17,326	18,158
Right-of-use asset operating leases	31,273	34,927
Deferred income taxes, net	9,985	11,639
Accrued interest receivable	9,162	9,514
Goodwill	51,912	51,912
Merger-related intangibles, net	2,617	2,977
Other assets	76,366	83,239
Total assets	$4,891,544	$3,949,297
Liabilities
Deposits
Demand	$1,393,935	$1,006,132
Interest-bearing checking	763,188	625,650
Money market	1,104,238	532,218
Savings	907,722	984,262
Certificates of deposit	162,069	254,821
Total deposits	4,331,152	3,403,083
Borrowings	16,510	32,992
Operating lease liabilities	33,871	37,448
Other liabilities	72,174	74,042
Total liabilities	4,453,707	3,547,565
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 6,968,192 shares and 6,926,728 shares, respectively	6,968	6,927
Additional paid-in capital	229,205	226,967
Retained earnings	202,874	165,404
Accumulated other comprehensive income (loss)	(1,210)	2,434
Total shareholders’ equity	437,837	401,732
Total liabilities and shareholders’ equity	$4,891,544	$3,949,297

Auditor

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2021	2020	2019
Interest and dividend income
Interest on taxable loans	$120,019	$119,447	$84,382
Interest on tax-exempt loans	1,205	880	584
Interest on taxable investment securities	9,464	6,048	7,963
Interest on tax-exempt investment securities	2,630	2,485	2,289
Dividends on FHLB of Boston stock	46	331	390
Interest on overnight investments	150	187	731
Total interest and dividend income	133,514	129,378	96,339
Interest expense
Interest on deposits	4,974	7,295	15,641
Interest on borrowed funds	559	1,406	2,002
Interest on subordinated debt	—	444	—
Total interest expense	5,533	9,145	17,643
Net interest and dividend income	127,981	120,233	78,696
Provision for (release of) credit losses	(1,294)	18,310	3,004
Net interest and dividend income after provision for (release of) credit losses	129,275	101,923	75,692
Noninterest income
Wealth management revenue	35,037	29,751	26,499
Deposit account fees	1,939	2,595	3,185
ATM/Debit card income	1,567	1,308	1,413
Bank owned life insurance income	801	747	612
Gain (loss) on disposition of investment securities	—	69	(79)
Gain on loans sold, net	832	1,850	1,170
Loan related derivative income	2,124	1,479	1,674
Other income	2,024	1,726	1,927
Total noninterest income	44,324	39,525	36,401
Noninterest expense
Salaries and employee benefits	65,127	58,975	47,494
Occupancy and equipment	13,898	13,004	10,855
Data processing	8,829	7,662	6,232
Professional services	5,391	4,190	3,623
Marketing	2,536	1,818	1,760
FDIC insurance	1,318	992	291
Non-operating expenses	1,118	7,612	4,721
Other expenses	2,267	3,832	3,199
Total noninterest expense	100,484	98,085	78,175
Income before income taxes	73,115	43,363	33,918
Income tax expense	19,091	11,404	8,661
Net income	$54,024	$31,959	$25,257
Share data:
Weighted average shares outstanding, basic	6,926,257	6,289,481	4,629,255
Weighted average shares outstanding, diluted	6,990,603	6,344,409	4,661,720
Basic earnings per share	$7.76	$5.07	$5.41
Diluted earnings per share	$7.69	$5.03	$5.37

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net income	$54,024	$31,959	$25,257
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(4,622)	2,800	2,500
Less: reclassification adjustment for gains (losses) realized in net income	—	(57)	62
Total unrealized gains (losses) on available for sale securities	(4,622)	2,743	2,562
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(959)	4,758	713
Less: reclassification adjustment for gains (losses) realized in net income	(1,864)	(1,354)	108
Total unrealized gains (losses) on interest rate swaps	(2,823)	3,404	821
Defined benefit retirement plans
Change in retirement liabilities	3,801	(1,232)	623
Other comprehensive income (loss)	(3,644)	4,915	4,006
Comprehensive income	$50,380	$36,874	$29,263

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Year Ended December 31,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2018	$4,107	$38,271	$131,135	$(6,487)	$167,026
Net income	—	—	25,257	—	25,257
Other comprehensive income	—	—	—	4,006	4,006
Share based compensation and other share-based activity	20	2,150	—	—	2,170
Dividends declared ($2.04 per share)	—	—	(9,517)	—	(9,517)
Common stock issued for Optima merger	723	58,694	—	—	59,417
Common stock offering	551	37,651	—	—	38,202
Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561

Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes (Note 3)	—	—	(347)	—	(347)
Net income	—	—	31,959	—	31,959
Other comprehensive income	—	—	—	4,915	4,915
Share based compensation and other share-based activity	23	4,541	—	—	4,564
Dividends declared ($2.12 per share)	—	—	(13,083)	—	(13,083)
Common stock issued for Wellesley merger	1,503	85,660	—	—	87,163
Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	54,024	—	54,024
Other comprehensive loss	—	—	—	(3,644)	(3,644)
Share based compensation and other share-based activity	41	2,238	—	—	2,279
Dividends declared ($2.38 per share)	—	—	(16,554)	—	(16,554)
Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,024	$31,959	$25,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	(1,294)	18,310	3,004
Amortization (accretion) of deferred charges and fees, net	(1,434)	(780)	166
(Accretion), depreciation, and amortization, net	(1,838)	(8,134)	828
Bank owned life insurance income	(801)	(747)	(612)
(Gain) loss on disposition of investment securities	—	(69)	79
Share-based compensation and other share-based activity	2,279	4,564	2,170
Change in accrued interest receivable	352	253	(162)
Deferred income tax expense (benefit)	2,899	(665)	110
Change in other assets, net	5,473	(22,863)	(11,667)
Change in other liabilities, net	429	20,332	11,166
Change in loans held for sale	5,419	(5,363)	(1,546)
Net cash provided by operating activities	65,508	36,797	28,793
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(1,327,044)	(1,070,321)	(790,097)
Proceeds from principal payments of loans	1,170,430	1,022,516	524,907
Proceeds from loan pool sale	—	—	74,412
Proceeds from calls/maturities of securities available for sale	42,169	47,087	49,832
Purchase of securities available for sale	(9,927)	(140,570)	(23,450)
Proceeds from sales of securities available for sale	—	10,821	26,552
Proceeds from calls/maturities of securities held to maturity	70,800	56,007	72,655
Purchase of securities held to maturity	(801,775)	(33,818)	(48,906)
Redemption of FHLB of Boston stock	918	8,505	456
Purchase of banking premises and equipment	(2,033)	(2,218)	(1,896)
Net cash acquired in business combinations	—	43,063	2,063
Net cash used in investing activities	(856,462)	(58,928)	(113,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	1,020,821	422,866	171,961
Change in certificates of deposit	(92,552)	(138,213)	(101,928)
Change in borrowings	(16,393)	(224,989)	28,823
Proceeds from common stock offering (net of underwriting fees)	—	—	38,202
Redemption of subordinated debt	—	(10,000)	—
Cash dividends paid on common stock	(16,554)	(13,083)	(9,517)
Net cash provided by financing activities	895,322	36,581	127,541
Net change in cash and cash equivalents	104,368	14,450	42,862
Cash and cash equivalents at beginning of period	75,785	61,335	18,473
Cash and cash equivalents at end of period	$180,153	$75,785	$61,335
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,656	$9,172	$17,918
Income taxes	9,054	14,628	7,770
Significant non-cash transactions
Right-of-use assets for lessee operating leases	—	—	33,587
Right-of-use liabilities for lessee operating leases	—	—	35,054
Transfer of other real estate owned	—	2,293	163
Common Stock issued to shareholders due to merger	—	87,163	59,417
Fair value of assets acquired, net of cash acquired	—	961,668	548,801
Fair value of liabilities assumed	—	917,569	491,447

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

As a private bank, the Company focuses on four core services that center around client needs. The core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank offers a full range of commercial and consumer banking services through its network of 19 banking offices in Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC Regulations.

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

Investment Securities

Investment securities are classified as either "held to maturity" or "available for sale" in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.

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

Allowance for Credit Losses - Held to Maturity Securities

The Company measures expected credit losses on held to maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default (“PD/LGD”) basis taking into consideration the expected life of each security. Held to maturity securities which are issued by the United States of America (“U.S.”) or are guaranteed by U.S. federal agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s (“GSE”) ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. For securities which are not U.S. treasury or agency backed, risk ratings are generally sourced from Moody’s or Standard & Poor’s. The Company updates loss given default, probability of default, and recovery rates for each security as that information becomes available but no less than annually. The expected remaining life to maturity of each applicable security is updated quarterly. Any expected credit losses on held to maturity securities would be presented as an allowance rather than as a direct write-down through the consolidated statements of income if the Company does not intend to sell or believes that it is more likely than not that the Company will be required to sell the security.

Allowance for Credit Losses - Available for Sale Securities

The Company measures expected credit losses on available for sale securities based upon the gain or loss position of the security. For available for sale debt securities in an unrealized loss position, which the Company does not intend to sell, or it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the security’s amortized cost basis and its fair value in earnings.

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

Allowance for Credit Losses - Loans

Losses on loan receivables are estimated and recognized upon origination of the loan, based on expected credit losses for the life of the loan balance as of the period end date. The Company’s methodology for calculating the allowance for credit losses (“ACL”) on loans consists of quantitative and qualitative components. The Company uses a discounted cash flow method incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers combined with qualitative factors, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, considering historical experience, current conditions, and future expectations for homogeneous pools of loans over the reasonable and supportable forecast period. The reasonable and supportable forecast period is determined based upon the accuracy level of historical loss forecast estimates, the specific loan level models and methodology utilized, and considers material changes in growth and credit strategy, and business changes. For periods beyond a reasonable and supportable forecast interval, the Company reverts to historical information over a period for which comparable data is available. The historical information either experienced by the Company, or by a selection of peer banks when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. Similar to the reasonable and supportable forecast period, the Company reassesses the reversion period at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The Company generally segments its loan receivable population into homogeneous pools of loans. Consistent with the Company’s other assumptions, the Company regularly reviews segmentation to determine whether the homogenous pools remain relevant as risk characteristics change. When a loan no longer meets the criteria of its initial pooling as a result of credit deterioration or other changes, the Company may evaluate the credit for estimated losses on an individual basis if the Company determines that the credit no longer retains the same risk characteristics. To the extent that there are a multitude of these loans with new similar risk characteristics, the Company would anticipate a change to the pooling methodology. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. For loans with real estate collateral, when management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The qualitative component of the ACL considers (i) the uncertainty of forward-looking scenarios; (ii) certain portfolio characteristics, such as portfolio concentrations, real estate values, changes in the number and amount of non-accrual and past due loans; and (iii) model limitations; among other factors. Qualitative adjustments are considered when management believes expected credit losses are not representative of historical loss experience alone, and should be adjusted to reflect the current conditions and characteristics of the Company’s own portfolio. They are made at the segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The Company evaluates the allowance for credit losses on loans quarterly. The Company regularly reviews its collection experience (including delinquencies and net charge-offs) in determining its allowance for credit losses. The Company also considers its historical loss experience to date based on actual defaulted loans and overall portfolio indicators including delinquent and non-accrual loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment and interest rate changes.

The underlying assumption estimates and assessments the Company uses to estimate the allowance for credit losses reflects the Company’s best estimate of model assumptions and forecasted conditions at that time. Changes in such estimates can significantly affect the allowance and provision for (release of) credit losses. It is possible and likely that the Company will experience credit losses that are different from the current estimates.

The provision for (release of) credit losses charged to income is based on management’s judgment of the amount necessary to maintain the allowance at a level to provide for expected credit losses for the life of the loan balances as of the evaluation date. When management believes that the collectability of a loan’s principal balance, or portions thereof, is unlikely, the principal amount is charged against the allowance for credit losses. Recoveries on loans that have been previously charged off are credited to the allowance for credit losses, generally at the time cash is received on a charged-off account. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations through the provision for (release of) credit losses in the period in which they become known.

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

Commercial mortgage loans – This includes multi-family properties and construction. The Company generally does not originate loans in this segment with a loan-to-value ratio greater than 75%. Loans in this segment are secured by owner-occupied and nonowner-occupied commercial real estate ("CRE"), and repayment is primarily dependent on the cash flows of the property (if nonowner-occupied) or of the business (if owner-occupied).

Commercial and industrial loans ("C&I") – Loans in this segment are made to businesses and are generally secured by equipment, accounts receivable, or inventory, as well as the personal guarantees of the principal owners of the business, and repayment is primarily dependent on the cash flows generated by the business. In addition, this segment includes loans issued under the U. S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). These loans are guaranteed and are not evaluated for an allowance for credit losses because the Company expects the guarantees will be effective, if necessary.

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

Allowance for Credit Losses - Unfunded Commitments

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

Allowance for Loan Losses

Prior to the adoption of ASC Topic 326 – Financial Instruments – Credit Losses (“CECL”) on January 1, 2020, the Company calculated its provision for loan losses and the level of the allowance for loan losses to reflect management’s estimate of probable loan losses inherent in the loan portfolio at the balance sheet date. Management used a systematic process and methodology to establish the allowance for loan losses each quarter. To determine the total allowance for loan losses, an estimate was made by management of the allowance needed for each of the following segments of the loan portfolio: (a) residential mortgage loans, (b) commercial mortgage loans, (c) home equity loans, (d) C&I loans, and (e) consumer loans. Portfolio segments were further disaggregated into classes of loans. The establishment of the allowance for each portfolio segment was based on a process that evaluated the risk characteristics relevant to each portfolio segment and took into consideration multiple internal and external factors. Internal factors included, but were not limited to, (a) historic levels and trends in charge-offs, delinquencies, risk ratings, and foreclosures, (b) level and changes in industry, geographic, and credit concentrations, (c) underwriting policies and adherence to such policies, (d) the growth and vintage of the portfolios, and (e) the experience of, and any changes in, lending and credit personnel. External factors included, but were not limited to, (a) conditions and trends in the local and national economy and (b) levels and trends in national delinquent and non-performing loans.

The Company evaluated certain loans individually for specific impairment. A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Loans were selected for evaluation based upon internal risk rating, delinquency status, or non-accrual status. A specific allowance amount was allocated to an individual loan when such loan had been deemed impaired and when the amount of the probable loss was able to be estimated. Estimates of loss were determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan was collateral dependent.

Loans Held for Sale

Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale at the time of their origination and are carried at the lower of cost or fair value on an individual loan basis. Changes in fair value relating to loans held for sale below the loans cost basis are charged against gain on loans sold. Gains and losses on the actual sale of the residential loans are recorded in earnings as gains on loans sold, net on the consolidated statements of income.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain active and former employees who have provided positive consent allowing the Company to be the beneficiary of such policies. Since the Company is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received in excess of cash surrender value, are recorded in noninterest income, and are not subject to income taxes. Applicable regulations generally limit the Company’s investment in bank-owned life insurance to 25% of its Tier 1 capital plus its allowance for credit losses. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and at least annually thereafter.

Banking Premises and Equipment

Land is stated at cost. Buildings, leasehold improvements, and equipment are stated at cost, less accumulated depreciation, and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. The cost of ordinary maintenance and repairs is charged to expense when incurred.

Leases

The Company leases office space, certain branch locations under noncancelable operating leases, and one automated teller machine (“ATM”) location, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right-of-use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated.

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

Goodwill, Core Deposit Intangibles, and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Core deposit intangible (“CDI”) represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. There was no goodwill impairment recognized during 2021, 2020, or 2019. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the CDI on a straight-line basis over a ten-year period.

Mortgage servicing rights (“MSR”) are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing rights retained. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. For purposes of measuring impairment, the underlying loans are generally stratified into relatively homogeneous pools based on predominant risk characteristics. Because of the small size of this asset class, and its relative homogeneity, only one stratum is used. If the aggregate carrying value of the capitalized mortgage servicing rights for this stratum exceeds its fair value, MSR impairment is recognized in earnings through a valuation allowance for the difference. As the loans are repaid and net servicing revenue is earned, the MSR asset is amortized as an offset to loan servicing income. Servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing income may be negative.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the state of New Hampshire, the state of Maine, and other states as required. For the tax year ended December 31, 2021, the Company expects to file taxes in Massachusetts, New Hampshire, and Maine.

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

Other Banking Fee Income

The Company charges a variety of fees to its clients for services provided on the deposit and deposit management related accounts. Each fee is either transaction-based or assessed monthly. The types of fees include service charges on accounts, wire transfer fees, maintenance fees, ATM fee charges, and other miscellaneous charges related to the accounts. These fees are not governed by individual contracts with clients. They are charged to clients based on disclosures presented to these clients upon opening these accounts, along with updated disclosures when changes are made to the fee structures. The transaction-based fees are recognized in revenue when charged to the client based on specific activity on the client’s account. Monthly service and maintenance charges are recognized in the month they are earned and are charged directly to the client’s account.

Pension and Retirement Plans

The Company sponsors a defined benefit pension plan (the “Pension Plan”) and a postretirement health care plan covering substantially all employees hired before May 2, 2011. Effective December 31, 2017, the accrual of benefits for all participants in the Pension Plan was frozen. Benefits for the postretirement health care plan are based on years of service. Expenses for the postretirement health care plan are recognized over the employee’s service life utilizing the projected unit credit actuarial cost method. Effective November 7, 2019, the postretirement health care plan was frozen for employees hired after that date.

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

The Company maintains a Profit-Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive. Each year, the Company may also make a discretionary contribution to the PSP based on eligible salary, bonus, and incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. Employees are also eligible to participate in the discretionary contribution portion of the PSP on the first date of their initial date of service. The employee must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution.

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

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities on the consolidated balance sheets and are measured at fair value. The accounting for changes in the fair value of such derivatives depends on the intended use of the derivative and resulting designation. For derivatives not designated as hedges, changes in fair value of the derivative instruments are recognized in earnings in noninterest income.

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

Earnings per Common Share

Earnings per common share is computed using the more dilutive two-class method prescribed under ASC Topic 260, “Earnings Per Share.” ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested stock awards are participating securities.

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

Subsequent Events

Management has reviewed events occurring through March 14, 2022, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these consolidated financial statements.

3.
Recently Issued and Adopted Accounting Standards

Accounting Pronouncements Adopted in 2021

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

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company adopted ASU 2020-04 and related amendments on December 31, 2021, and the adoption of this guidance did not have a material impact on the Company's consolidated balance sheets, statements of income, and cash flows.

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

The Company recorded total assets of $985.6 million, assumed total liabilities of $917.6 million, and recorded $20.7 million in goodwill.

The Company accounted for the merger using the acquisition method pursuant to ASC Topic 805, “Business Combinations.” Accordingly, the Company recorded merger expenses of $6.4 million during the year ended at December 31, 2020. Additionally, on June 1, 2020, the Company recorded $8.6 million in provision for credit losses to reflect the impact of CECL on the acquired loans.

The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

At June 1, 2020
Net Assets Acquired at Fair Value
(dollars in thousands)
Total Purchase Price	$88,766
Assets
Cash and cash equivalents	$44,667
Investments	23,331
Gross Loans	870,033
Allowance for loan loss	—
Premises and equipment	4,012
Other assets	43,587
Total assets acquired	985,630

Liabilities
Deposits	760,878
Borrowings & Subordinated debt	132,482
Other liabilities	24,209
Total liabilities assumed	917,569
Net Assets Acquired	$68,061
Goodwill	$20,705

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

Selected Pro Forma Results

The following summarizes the pro forma results of operations as if the Company merged with Wellesley on January 1, 2020 (2019 amounts represent combined results for the Company and Wellesley). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	For the Year Ended December 31,
	2020	2019
	(dollars in thousands)
Net interest and dividend income after provision for loan losses	$159,547	$111,753
Net Income	70,954	36,491

Excluded from the pro forma results of operations for the year ended December 31, 2020 and December 31, 2019 are merger-related costs of approximately $6.4 million and $7.6 million, respectively, recognized by the Company. These costs primarily consisted of contract terminations arising due to the merger, the acceleration of certain compensation and benefit costs, and other merger expenses. The provision recorded on acquired loans of $8.6 million was also excluded as a material, non-recurring adjustment.

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

5.
CASH AND CASH EQUIVALENTS

At December 31, 2021 and December 31,2020, cash and due from banks totaled $180.2 million and $75.8 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston (“FRB of Boston”) at December 31, 2021 and December 31, 2020. At December 31, 2021 and December 31, 2020, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company also pledged cash collateral to derivative counterparties totaling $13.3 million and $29.9 million at December 31, 2021 and December 31, 2020, respectively. See Note 21 - Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6.
INVESTMENT SECURITIES

Investment securities have been classified in the accompanying consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,996	$246	$(231)	$23,011	$22,995	$641	$(19)	$23,617
Mortgage-backed securities	176,531	959	(4,462)	173,028	208,515	2,502	(387)	210,630
Corporate debt securities	1,743	24	(3)	1,764	2,742	41	—	2,783
Total available for sale securities	$201,270	$1,229	$(4,696)	$197,803	$234,252	$3,184	$(406)	$237,030

Held to maturity securities
Mortgage-backed securities	$864,983	$3,981	$(13,258)	$855,706	$137,435	$6,784	$(97)	$144,122
Corporate debt securities	6,997	26	—	7,023	6,989	197	—	7,186
Municipal securities	105,081	3,798	(516)	108,363	103,248	5,643	(60)	108,831
Total held to maturity securities	$977,061	$7,805	$(13,774)	$971,092	$247,672	$12,624	$(157)	$260,139
Total	$1,178,331	$9,034	$(18,470)	$1,168,895	$481,924	$15,808	$(563)	$497,169

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At December 31, 2021	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,996	$9,765	$5,000	$5,048	$8,000	$8,198	$22,996	$23,011
Mortgage-backed securities	—	—	8,324	8,497	50,031	49,382	118,176	115,149	176,531	173,028
Corporate debt securities	763	759	980	1,005	—	—	—	—	1,743	1,764
Total available for sale securities	$763	$759	$19,300	$19,267	$55,031	$54,430	$126,176	$123,347	$201,270	$197,803

Held to maturity securities
Mortgage-backed securities	$—	$—	$41	$41	$63,165	$65,241	$801,777	$790,424	$864,983	$855,706
Corporate debt securities	6,997	7,023	—	—	—	—	—	—	6,997	7,023
Municipal securities	3,812	3,864	18,922	19,532	37,772	39,683	44,575	45,284	105,081	108,363
Total held to maturity securities	$10,809	$10,887	$18,963	$19,573	$100,937	$104,924	$846,352	$835,708	$977,061	$971,092
Total	$11,572	$11,646	$38,263	$38,840	$155,968	$159,354	$972,528	$959,055	$1,178,331	$1,168,895

The following tables show the Company’s investment securities with gross unrealized losses, for which an allowance for credit losses has not been recorded at December 31, 2021 or at December 31, 2020, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,881	$(115)	$4,884	$(116)	$9,765	$(231)
Mortgage-backed securities	74,724	(2,253)	47,871	(2,209)	122,595	(4,462)
Corporate debt securities	760	(3)	—	—	760	(3)
Total available for sale securities	$80,365	$(2,371)	$52,755	$(2,325)	$133,120	$(4,696)

Held to maturity securities
Mortgage-backed securities	$740,966	$(12,509)	$15,345	$(749)	$756,311	$(13,258)
Municipal securities	12,607	(194)	5,716	(322)	18,323	(516)
Total held to maturity securities	$753,573	$(12,703)	$21,061	$(1,071)	$774,634	$(13,774)
Total	$833,938	$(15,074)	$73,816	$(3,396)	$907,754	$(18,470)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,981	$(19)	$—	$—	$4,981	$(19)
Mortgage-backed securities	91,094	(384)	944	(3)	92,038	(387)
Total available for sale securities	$96,075	$(403)	$944	$(3)	$97,019	$(406)

Held to maturity securities
Mortgage-backed securities	$16,340	$(97)	$—	$—	$16,340	$(97)
Municipal securities	6,221	(60)	—	—	6,221	(60)
Total held to maturity securities	$22,561	$(157)	$—	$—	$22,561	$(157)
Total	$118,636	$(560)	$944	$(3)	$119,580	$(563)

As of December 31, 2021, 182 debt securities had gross unrealized losses, with an aggregate depreciation of 1.99% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $365,000, or 3.7% of its amortized cost. The largest unrealized loss percentage of any single security was 6.8% of its amortized cost, or $181,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of December 31, 2021.

The following table sets forth information regarding sales of investment securities and the resulting gains or losses from such sales:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Amortized cost of securities sold	$—	$10,752	$26,631
Gross gains realized on securities sold	—	111	—
Gross losses realized on securities sold	—	(42)	(79)
Net proceeds from securities sold	$—	$10,821	$26,552

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at December 31, 2021 and December 31, 2020.

	December 31, 2021
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$173,028	$759	$—	$23,011	$196,798
BBB/BB/B	—	1,005	—	—	1,005
Total available for sale securities	$173,028	$1,764	$—	$23,011	$197,803
Held to maturity securities, at amortized cost
AAA/AA/A	$864,983	$6,997	$105,081	$—	$977,061
Total held to maturity securities	$864,983	$6,997	$105,081	$—	$977,061

	December 31, 2020
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$210,630	$1,779	$—	$23,617	$236,026
BBB/BB/B	—	1,004	—	—	1,004
Total available for sale securities	$210,630	$2,783	$—	$23,617	$237,030
Held to maturity securities, at amortized cost
AAA/AA/A	$137,435	$6,989	$102,973	$—	$247,397
BBB/BB/B	—	—	275	—	275
Total held to maturity securities	$137,435	$6,989	$103,248	$—	$247,672

(1)
Includes Agency mortgage-backed pass-through securities and collateralized mortgage obligations issued by GSEs and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or Standard & Poor's. Each security contains a guarantee by the issuing GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

7.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$716,456	$535,804
Mortgages - adjustable rate	679,675	734,593
Construction	13,012	25,495
Deferred costs, net of unearned fees	5,936	2,976
Total residential mortgages	1,415,079	1,298,868

Commercial mortgage
Mortgages - non-owner occupied	1,272,135	1,064,317
Mortgages - owner occupied	150,632	153,474
Construction	86,246	139,075
Deferred costs, net of unearned fees	1,989	2,096
Total commercial mortgages	1,511,002	1,358,962

Home equity
Home equity - lines of credit	85,639	102,460
Home equity - term loans	2,017	3,503
Deferred costs, net of unearned fees	304	231
Total home equity	87,960	106,194

Commercial and industrial
Commercial and industrial	247,024	223,415
PPP loans	22,856	126,227
Unearned fees, net of deferred costs	(434)	(1,787)
Total commercial and industrial	269,446	347,855

Consumer
Secured	34,308	41,409
Unsecured	1,303	341
Deferred costs, net of unearned fees	8	19
Total consumer	35,619	41,769
Total loans	$3,319,106	$3,153,648

The Coronavirus Aid, Relief, and Economic Security Act, (the "CARES Act"), was signed into law on March 27, 2020, and provided emergency economic relief to individuals and businesses impacted by the novel coronavirus (“COVID-19”) pandemic. The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the PPP. As a qualified SBA lender, the Company was authorized to originate PPP loans.

In the first round of the PPP, which ended in August of 2020, an eligible business could apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs”, or (2) $10.0 million. In the second round of the PPP, which ended on May 31, 2021, PPP loans were available both to first-time borrowers and to borrowers that previously received funding in the first round. The maximum PPP loan size remained the same for the second round for first-time borrowers, but, for borrowers that received a PPP loan in the first round, the maximum size of a PPP loan was the lesser of: (1) 2.5 times its average monthly “payroll costs” or (2) $2.0 million. Eligibility requirements during the second round of PPP were also more restrictive for borrowers that received a PPP loan in the first round, therefore, not all previous recipients of PPP loans in the first round qualified for a second PPP loan.

PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40%

of the loan proceeds used for other qualifying expenses. The Company did not record an allowance for credit losses for PPP loans at December 31, 2021 or 2020 due to the SBA guarantee.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	December 31, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,777	$517	$223	$111	$4,628
Troubled debt restructurings	652	—	—	106	758
Total	$4,429	$517	$223	$217	$5,386

	December 31, 2020
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,695	$3,917	$—	$132	$7,744
Loans past due >90 days, but still accruing	—	—	—	407	407
Troubled debt restructurings	689	—	—	122	811
Total	$4,384	$3,917	$—	$661	$8,962

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status; as such, the Company did not record any interest income on non-accrual loans during the years ended December 31, 2021 and December 31, 2020.

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

There were no new TDRs during the year ended December 31, 2021. There was one new TDR during the year ended December 31, 2020. At December 31, 2021, four loans were determined to be TDRs with a total carrying value of $758,000. There were no TDR defaults during the year ended December 31, 2021. As of December 31, 2020, four loans were determined to be TDRs with a total carrying value of $811,000. There were no TDR defaults during the year ended December 31, 2020.

The allowance for credit losses includes a specific reserve for TDRs of approximately $85,000 and $90,000 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. On January 3, 2021, the President of the United State of America signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). As a result of the CAA, the suspension of TDR accounting was extended to January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 is still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complies with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under recently issued guidance, provided these loans were current as of either year end or the date of the modification, these loans are not considered TDR loans at December 31, 2021 and will not be reported as past due during the deferral period. As of December 31, 2021, the Company had $4.7 million of loans in deferral.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$535,071	$329,501	$135,139	$101,108	$77,702	$232,129	$—	$1,410,650
Non-performing	—	151	—	330	54	3,894	—	4,429
Total	$535,071	$329,652	$135,139	$101,438	$77,756	$236,023	$—	$1,415,079

Home equity:
Current	$—	$719	$3,088	$4,469	$5,060	$5,475	$68,926	$87,737
Non-performing	—	—	223	—	—	—	—	223
Total	$—	$719	$3,311	$4,469	$5,060	$5,475	$68,926	$87,960

Consumer:
Current	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619
Non-performing	—	—	—	—	—	—	—	—
Total	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$319,633	$248,691	$320,189	$158,462	$93,016	$298,791	$—	$1,438,782
7 (Special Mention)	—	1,096	40,879	22,471	2,913	4,131	—	71,490
8 (Substandard)	—	—	—	—	—	730	—	730
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$319,633	$249,787	$361,068	$180,933	$95,929	$303,652	$—	$1,511,002
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$83,614	$77,073	$38,299	$34,360	$19,727	$4,622	$353	$258,048
7 (Special Mention)	318	350	5,523	406	161	859	10	7,627
8 (Substandard)	—	792	2,331	504	—	144	—	3,771
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$83,932	$78,215	$46,153	$35,270	$19,888	$5,625	$363	$269,446

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$398,267	$221,019	$158,962	$144,256	$106,360	$265,620	$—	$1,294,484
Non-performing	—	—	782	58	1,454	2,090	—	4,384
Total	$398,267	$221,019	$159,744	$144,314	$107,814	$267,710	$—	$1,298,868

Home equity:
Current	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194
Non-performing	—	—	—	—	—	—	—	—
Total	$2,131	$6,024	$7,997	$6,976	$2,119	$5,191	$75,756	$106,194

Consumer:
Current	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769
Non-performing	—	—	—	—	—	—	—	—
Total	$16,192	$5,819	$3,652	$2,643	$4,879	$8,032	$552	$41,769

	Credit Quality Indicator - by Origination Year as of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$282,870	$396,026	$197,473	$106,489	$126,537	$221,257	$—	$1,330,652
7 (Special Mention)	—	872	13,445	1,270	85	8,304	—	23,976
8 (Substandard)	—	145	—	—	215	3,300	—	3,660
9 (Doubtful)	—	—	—	—	—	674	—	674
10 (Loss)	—	—	—	—	—	—	—	—
Total	$282,870	$397,043	$210,918	$107,759	$126,837	$233,535	$—	$1,358,962
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$210,356	$51,424	$37,286	$23,700	$2,920	$7,373	$416	$333,475
7 (Special Mention)	534	3,407	3,725	420	180	1,001	10	9,277
8 (Substandard)	1,333	1,116	544	—	1,907	203	—	5,103
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$212,223	$55,947	$41,555	$24,120	$5,007	$8,577	$426	$347,855

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

With respect to commercial mortgages and commercial loans, the Company utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgages	$8,470	$415	$1,488	$10,373	$1,404,706	$1,415,079	$—
Commercial mortgages	476	—	—	476	1,510,526	1,511,002	—
Home equity	314	643	—	957	87,003	87,960	—
Commercial and Industrial	5	437	—	442	269,004	269,446	—
Consumer loans	—	—	—	—	35,619	35,619	—
Total	$9,265	$1,495	$1,488	$12,248	$3,306,858	$3,319,106	$—

	December 31, 2020
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgages	$12,647	$2,450	$2,335	$17,432	$1,281,436	$1,298,868	$—
Commercial mortgages	1,080	—	674	1,754	1,357,208	1,358,962	—
Home equity	843	353	—	1,196	104,998	106,194	—
Commercial and Industrial	276	1,917	409	2,602	345,253	347,855	407
Consumer loans	3,120	—	—	3,120	38,649	41,769	—
Total	$17,966	$4,720	$3,418	$26,104	$3,127,544	$3,153,648	$407

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2021 and December 31, 2020.

Allowance for Credit Losses

The following tables contain changes in the allowance for credit losses disaggregated by loan category:

	For the Year Ended December 31, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	(4)	—	—	(41)	(42)	—	(87)
Recoveries	—	30	—	181	30	—	241
Provision for (Release of) credit losses - loan portfolio	320	(1,461)	(146)	(460)	73	—	(1,674)
Allowance for credit losses - loan portfolio	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Provision for credit losses - unfunded commitments	—	—	—	—	—	380	380
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,384	$1,384
Total allowance for credit loss	$13,383	$17,133	$406	$2,989	$585	$1,384	$35,880

	For the Year Ended December 31, 2020
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2019	$5,141	$10,905	$461	$1,475	$198	$—	$18,180
Adoption of ASC 326	2,061	(1,447)	(205)	(492)	288	—	205
Provision for acquired loans	2,880	3,625	188	1,577	12	—	8,282
Initial allowance for PCD	35	382	—	20	—	—	437
Charge-offs	—	(264)	—	(400)	(40)	—	(704)
Recoveries	—	—	—	250	15	—	265
Provision for credit losses loan portfolio	2,950	5,363	108	879	51	—	9,351
Allowance for credit losses - loan portfolio	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2019	$—	$—	$—	$—	$—	$50	$50
Adoption of ASC 326	—	—	—	—	—	276	276
Acquired loan commitments	—	—	—	—	—	356	356
Provision for credit losses- unfunded commitments	—	—	—	—	—	322	322
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,004	1,004
Total allowance for credit loss	$13,067	$18,564	$552	$3,309	$524	$1,004	$37,020

8.
FEDERAL HOME LOAN BANK ("FHLB") OF BOSTON STOCK

As a voluntary member of the FHLB of Boston, the Company is required to invest in stock of the FHLB of Boston (which is considered a restricted equity security) in an amount based upon its outstanding advances from the FHLB of Boston. At December 31, 2021 and 2020, the Company’s investment in FHLB of Boston stock totaled $4.8 million and $5.7 million, respectively. No market exists for shares of this stock. The Company’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Company’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2021 and December 31, 2020, no impairment has been recognized.

9.
BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of property, leasehold improvements, and equipment is presented below:

	December 31,		Estimated
	2021	2020	Useful Lives
	(dollars in thousands)
Land	$1,516	$1,516
Building and leasehold improvements	20,254	20,017	3-30 years
Equipment, including vaults	18,592	17,097	3-20 years
Work in process	19	138
Subtotal	40,381	38,768
Accumulated depreciation and amortization	(23,055)	(20,610)
Total	$17,326	$18,158

Total depreciation expense for the years ended December 31, 2021, 2020, and 2019 amounted to $2.6 million, $2.5 million, and $2.0 million, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

10.
INTANGIBLE ASSETS

Core deposit intangibles ("CDI"). The Company recorded an asset for CDI of $3.6 million related to the Optima merger. Amortization of CDI totaled $361,000, $361,000, and $271,000 for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, the carrying value of CDI assets totaled $2.6 million and $3.0 million, respectively. The weighted-average remaining amortization period for CDI was 7.3 years at December 31, 2021.

Mortgage servicing rights. Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. Mortgage loans sold and servicing rights retained during the years ended December 31, 2021, 2020, and 2019 were $25.3 million, $60.5 million, and $82.9 million, respectively.

The following table provides an analysis of mortgage servicing rights, which are included in other assets:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2018	$666	$—	$666
Mortgage servicing rights acquired as a result of the merger	334	—	334
Mortgage servicing rights capitalized	618	—	618
Amortization charged against servicing income	(271)	—	(271)
Change in impairment reserve	—	(26)	(26)
Balance at December 31, 2019	$1,347	$(26)	$1,321

Balance at December 31, 2019	$1,347	$(26)	$1,321
Mortgage servicing rights acquired as a result of the merger	50	—	50
Mortgage servicing rights capitalized	536	—	536
Amortization charged against servicing income	(572)	—	(572)
Change in impairment reserve	—	(116)	(116)
Balance at December 31, 2020	$1,361	$(142)	$1,219

Balance at December 31, 2020	$1,361	$(142)	$1,219
Mortgage servicing rights capitalized	281	—	281
Amortization charged against servicing income	(559)	—	(559)
Change in impairment reserve	—	142	142
Balance at December 31, 2021	$1,083	$—	$1,083

The fair value of the Company’s mortgage servicing rights portfolio was $1.5 million and $1.2 million as of December 31, 2021 and 2020, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for mortgage servicing rights portfolio was 5.7 years and 3.3 years at December 31, 2021 and 2020, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
2022	$177
2023	150
2024	126
2025	105
2026	88
Thereafter	437
Total	$1,083

11.
DEPOSITS

Deposits are summarized as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,393,935	$1,006,132
Interest bearing checking	763,188	625,650
Money market	1,104,238	532,218
Savings	907,722	984,262
Retail certificates of deposit under $250,000	99,196	127,202
Retail certificates of deposit $250,000 or greater	60,171	96,831
Wholesale certificates of deposit	2,702	30,788
Total deposits	$4,331,152	$3,403,083

Certificates of deposit had the following schedule of maturities:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
2021	$—	$215,206
2022	132,212	23,006
2023	19,062	11,997
2024	4,443	2,156
2025	2,182	2,456
2026	4,170	—
Total certificates of deposit	$162,069	$254,821

Related Party Deposits

Deposit accounts of directors, executive officers, and their respective affiliates totaled $7.5 million and $7.7 million as of December 31, 2021 and 2020, respectively.

12.
BORROWINGS

Federal Home Loan Bank Advances

At December 31, 2021 the Company did not have any outstanding short-term advances from the FHLB of Boston. At December 31, 2020, the Company had $15.0 million of short-term advances outstanding from the FHLB of Boston, with a weighted average rate 2.14%.

Information relating to long-term borrowings from the FHLB of Boston is presented below:

	December 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
	(dollars in thousands)
2022	$221	1.84%	$595	1.84%
2023*	16,221	3.69	17,240	3.61
	$16,442	3.67%	$17,835	3.55%

*Includes a $15 million advance with an interest rate of 3.80%, that is callable by the FHLB of Boston on January 27, 2022.

At December 31, 2021 and December 31, 2020, the total balance of long-term borrowings from the FHLB of Boston on the consolidated balance sheets includes a remaining fair value adjustment of $68,000 and $157,000, respectively.

Federal Reserve Bank PPP Loan Facility (“PPPLF”) Advances

During the year ended December 31, 2021, the Company did not borrow funds from the Federal Reserve Bank’s PPPLF.

During the year ended December 31, 2020, in order to fund a portion of the Company’s PPP loan originations, the Company borrowed $85.4 million from the Federal Reserve Bank’s PPPLF, which carried a rate of 0.35% fixed for the term of the corresponding PPP loan. The Company pledged eligible PPP loans as collateral for the borrowings. As of December 31, 2020, all of the Company’s borrowings under the PPPLF were repaid.

Subordinated Debt

In the fourth quarter of 2020, the Company redeemed $10.0 million in subordinated debt, bearing a 6.0% coupon, which was assumed as part of the Wellesley merger.

Unused Borrowing Capacity with the FHLB of Boston and FRB of Boston

All short- and long-term borrowings with the FHLB of Boston are secured by the Company’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 60% - 70% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at December 31, 2021 was approximately $779.0 million.

The Company also has a line of credit with the FRB of Boston. At December 31, 2021 and 2020, the Company had pledged CRE and C&I loans with aggregate principal balances of approximately $652.3 million and $734.3 million, respectively, as collateral for this line of credit. Based upon the collateral pledged, the Company’s unused borrowing capacity with the FRB of Boston at December 31, 2021 and 2020 was approximately $419.6 million and $562.4 million, respectively.

13.
INCOME TAXES

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Current tax expense
Federal	$11,330	$7,877	$5,954
State	4,862	4,192	2,597
	16,192	12,069	8,551
Deferred tax expense (benefit)
Federal	1,840	(250)	(63)
State	1,059	(415)	173
	2,899	(665)	110
Total income tax expense	$19,091	$11,404	$8,661

The following is a reconciliation of the total income tax expense, calculated at statutory federal income tax rates, to the income tax provision in the consolidated statements of income:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Income tax expense at statutory rate of 21.0%	$15,354	$9,106	$7,123
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	4,678	2,984	2,188
Tax-exempt income	(795)	(694)	(599)
ESOP dividends	(145)	(125)	(124)
Bank owned life insurance	(165)	(157)	(129)
Compensation limited under 162(m)	226	511	—
Benefit from stock compensation	(46)	—	(150)
Non-deductible acquisition costs	—	186	236
Non-deductible expenses	55	—	—
Impact of CARES Act	—	(539)	—
Other	(71)	132	116
Total income tax expense	$19,091	$11,404	$8,661

The CARES Act was signed into law on March 27, 2020, to help stimulate the United States economy. One of the business tax provisions of the CARES Act included allowing net operating losses (“NOL”) generated by the Company in tax years 2018 and 2019 to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The effect of the Act allowed the Company to recognize lower tax expense associated with NOL carryforwards from 2018 and 2019 (as a result of the Optima Bank and Trust merger) and resulted in a benefit of $539,000 during the year ended December 31, 2020.

The Company’s 2021 and 2020 net deferred tax assets were measured using a 27.92% tax rate, and consisted of the following components:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Gross deferred tax assets
Allowance for credit losses	$10,019	$10,336
Accrued retirement benefits	—	1,576
Unrealized losses on available for sale securities	982	—
Incentive compensation	1,905	1,591
Equity based compensation	1,347	1,343
Lease liabilities	9,458	10,455
ESOP dividends	193	166
Intangibles and fair value marks (merger related)	658	1,971
Other	265	226
Total gross deferred tax assets	24,827	27,664

Gross deferred tax liabilities
Deferred loan origination costs	(2,324)	(1,434)
Retirement benefits	(535)	—
Unrealized gains on available for sale securities	—	(641)
Depreciation of premises and equipment	(1,997)	(1,816)
Right-of-use asset	(8,733)	(9,751)
Mortgage servicing rights	(303)	(340)
Goodwill	(115)	(115)
Derivative transactions	(835)	(1,928)
Total gross deferred tax liabilities	(14,842)	(16,025)
Net deferred tax asset	$9,985	$11,639

It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was required at either December 31, 2021 and December 31, 2020 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated in future periods to fully absorb deductible temporary differences.

At December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company’s federal income tax returns are open and subject to examination from the 2018 tax return year and forward. The Company’s state income tax returns are open from the 2018 and later tax return years based on individual states’ statute of limitations.

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

Projected benefit obligations and funded status were as follows:

	Pension Plan		Supplemental Retirement Plan
	2021	2020	2021	2020
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$50,117	$45,401	$10,505	$9,622
Service cost	—	—	400	355
Interest cost	1,211	1,438	223	283
Actuarial (gain) loss	(1,838)	4,827	(451)	840
Benefits paid	(1,615)	(1,549)	(602)	(595)
Obligation at end of year	47,875	50,117	10,075	10,505
Change in plan assets
Fair value at beginning of year	55,802	50,131	—	—
Actual return on plan assets	6,451	7,220	—	—
Employer contribution	—	—	602	595
Benefits paid	(1,615)	(1,549)	(602)	(595)
Fair value at end of year	60,638	55,802	—	—
Funded status at end of year	$12,763	$5,685	$(10,075)	$(10,505)

The funded status of the Company’s Pension Plan is included within other assets and the funded status of the Company’s Supplemental Retirement Plan is included within other liabilities on the Company’s consolidated balance sheets at December 31, 2021 and 2020.

	Pension Plan		Supplemental Retirement Plan
	2021	2020	2021	2020
	(dollars in thousands)
Accumulated benefit obligation	$47,875	$50,117	$9,472	$9,909

Amounts recognized in accumulated other comprehensive income (loss) consisted of:

	Pension Plan		Supplemental Retirement Plan
	2021	2020	2021	2020
	(dollars in thousands)
Net actuarial (gain) loss	$(206)	$4,517	$1,468	$1,959
Prior service credit	—	(3)	—	—
Total	$(206)	$4,514	$1,468	$1,959

The components of net periodic benefit cost and amounts recognized in other comprehensive income (loss) were as follows:

	Pension Plan		Supplemental Retirement Plan
	2021	2020	2021	2020
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$400	$355
Interest cost	1,211	1,438	223	283
Expected return on assets	(3,566)	(3,201)	—	—
Amortization of prior service credit	(3)	(4)	—	—
Amortization of net actuarial loss	—	—	40	8
Net periodic benefit cost	(2,358)	(1,767)	663	646
Amounts recognized in other comprehensive income (loss)
Net actuarial loss/(gain)	(4,723)	807	(451)	840
Amortization of prior service credit	3	4	—	—
Amortization of net actuarial loss	—	—	(40)	(8)
Total recognized in other comprehensive income (loss)	(4,720)	811	(491)	832
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(7,078)	$(956)	$172	$1,478

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Pension Plan		Supplemental Retirement Plan
	2021	2020	2021	2020
Discount rate	2.79%	2.45%	2.63%	2.21%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Plan		Supplemental Retirement Plan
	2021	2020	2021	2020
Discount rate	2.45%	3.22%	2.21%	3.04%
Expected long-term return on plan assets	6.50%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%	4.00%

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

The Company’s Pension Plan weighted-average asset allocations by asset category were as follows:

	December 31,
	2021	2020
Equity securities	68%	42%
Debt securities	29	46
Other	—	9
Cash and equivalents	3	3
Total	100%	100%

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

The following table summarizes the various categories of the Pension Plan’s assets:

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$1,689	$—	$—	$1,689
Fixed income	—	13,338	—	13,338
Equity securities
Common stock
Large cap core	16,940	—	—	16,940
Small cap core	2,359	—	—	2,359
Mutual funds
Domestic equity	10,413	—	—	10,413
International	6,579	—	—	6,579
Domestic fixed income	9,320	—	—	9,320
Total	$47,300	$13,338	$—	$60,638

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$1,527	$—	$—	$1,527
Fixed income	—	14,402	—	14,402
Equity securities
Common stock
Large cap core	12,604	—	—	12,604
Small cap core	1,767	—	—	1,767
Mutual funds
Domestic equity	9,306	—	—	9,306
International	4,868	—	—	4,868
Domestic fixed income	11,328	—	—	11,328
Total	$41,400	$14,402	$—	$55,802

There were no transfers between fair value levels during the years ended December 31, 2021 and 2020.

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

Projected benefit obligations and funded status were as follows:

	Postretirement Healthcare Plan
	2021	2020
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$761	$689
Service cost	31	30
Interest cost	18	21
Actuarial (gain) loss	(62)	51
Benefits paid	(19)	(30)
Obligation at end of year	729	761
Change in plan assets
Fair value at beginning of year	—	—
Employer contribution	19	30
Benefits paid	(19)	(30)
Fair value at end of year	—	—
Funded status at end of year	$(729)	$(761)

The funded status of the Company’s Postretirement Healthcare Plan is included within other liabilities on the Company’s consolidated balance sheets at December 31, 2021 and 2020.

	Postretirement Healthcare Plan
	2021	2020
	(dollars in thousands)
Accumulated benefit obligation	$729	$761

Amounts recognized in accumulated other comprehensive income (loss) consisted of:

	Postretirement Healthcare Plan
	2021	2020
	(dollars in thousands)
Net actuarial (gain) loss	$(44)	$18

The components of net periodic benefit cost and amounts recognized in other comprehensive income (loss) were as follows:

	Postretirement Healthcare Plan
	2021	2020
	(dollars in thousands)
Net periodic benefit cost
Service cost	$31	$30
Interest cost	18	21
Net periodic benefit cost	49	51
Amounts recognized in other comprehensive income (loss)
Net actuarial (gain) loss	(62)	51
Total recognized in other comprehensive income	(62)	51
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(13)	$102

Weighted-average assumptions used to determine the projected benefit obligation are as follows:

	Postretirement Healthcare Plan
	2021	2020
Discount rate	2.85%	2.52%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Postretirement Healthcare Plan
	2021	2020
Discount rate	2.52%	3.26%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

Assumed health care cost trend rates are as follows:

	Postretirement Healthcare Plan
	2021	2020
Health care cost trend rate assumed for next year	4.00%	4.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2021	2020

Benefits expected to be paid in the next ten years are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Year-ended December 31,
2022	$2,008	$615	$34	$2,657
2023	2,116	611	34	2,761
2024	2,206	607	34	2,847
2025	2,275	603	33	2,911
2026	2,395	599	33	3,027
2027-2031	12,443	3,479	161	16,083
Total	$23,443	$6,514	$329	$30,286

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

Total expenses related to the Profit Sharing and ESOP Plans for the years ended December 31, 2021, 2020, and 2019 amounted to $4.0 million, $3.6 million, and $2.8 million, respectively.

Defined Contribution SERP Plan ("DC SERP")

For executives participating in the DC SERP plan, the Company made a discretionary contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the Company’s DC SERP for the years ended December 31, 2021, 2020, and 2019 amounted to $201,000, $209,000, and $167,000, respectively.
15.
SHARE-BASED COMPENSATION

In 2017, the Company adopted the 2017 Equity and Cash Incentive Plan (the “2017 Plan”) and all future awards are anticipated to be made under the 2017 Plan. The 2017 Plan permits the issuance of restricted stock, restricted stock units (both time and performance-based), stock options, and stock appreciation rights.

Restricted stock awards time-vest either over a three-year or five-year period and are fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. A summary of restricted stock outstanding as of December 31, 2021 and 2020, and changes during the years ended on those dates, is presented below:

	December 31, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Restricted stock
Non-vested at beginning of year	31,649	$73.07	36,121	$70.25
Granted	18,781	82.06	12,790	72.48
Vested	(11,691)	71.27	(13,846)	66.55
Forfeited	(4,117)	75.97	(3,416)	67.50
Non-vested at end of year	34,622	$78.20	31,649	$73.07

Performance-based restricted stock units vest based upon the Company’s performance over a three-year period and are fair valued as of the date of grant. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested performance-based restricted stock units outstanding as of December 31, 2021 and 2020, and changes during the years ended on those dates, is presented below:

	2021		2020
	Number of Units	Weighted Average Grant Value	Number of Units	Weighted Average Grant Value
Performance-based restricted stock units
Non-vested at beginning of year	75,246	$73.41	57,256	$72.82
Granted	32,697	77.00	36,067	71.36
Vested (Performance achieved)	(30,059)	76.56	(8,623)	62.54
Forfeited	(3,185)	75.06	(9,454)	70.21
Non-vested at end of year	74,699	$73.59	75,246	$73.41

Time-based restricted stock units vest over a three-year-period and have been fair valued as of the date of the grant. The holders of time-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested time-based restricted stock units outstanding as of December 31, 2021 and 2020, and changes during the years ended on those dates, is presented below:

	December 31, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Time-based restricted stock units
Non-vested at beginning of year	14,968	$74.84	12,658	$74.27
Granted	7,464	$77.00	9,120	$74.69
Vested	(7,899)	74.95	(4,958)	74.62
Forfeited	(697)	75.64	(1,852)	70.86
Non-vested at end of year	13,836	$75.91	14,968	$74.84

The following table presents the amounts recognized in the consolidated statements of income for restricted stock, time-based restricted stock units, and performance-based restricted stock units:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Share-based compensation expense	$3,476	$4,923	$2,632
Related income tax benefit	$970	$1,375	$733

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. Total shares issued under the 2017 Plan in the years ended December 31, 2021 and 2020 were 5,941 and 8,403, respectively.

16.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential real estate mortgage loans and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk included the following:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$809,383	$584,520
Origination of new loans	70,633	94,399
Standby letters of credit	18,880	9,430
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	3,920	17,644

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the customer. Collateral held varies, but may include primary residences, accounts receivable, inventory, property, plant and equipment, and income-producing CRE.

See Note 21 - Derivatives and Hedging Activities for a discussion of the Company’s derivatives and hedging activities.

17.
COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2022 and 2032 and, in some instances, contain options to renew for periods up to 25 years.

The Company recognizes its operating leases on its consolidated balance sheet by recording a lease liability, representing the Company’s legal obligation to make lease payments, and a ROU asset, representing the Company’s legal right to use the leased office space and banking centers. The Company, by policy, does not include renewal options for leases as part of its ROU assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements.

Operating lease expenses are comprised of operating lease costs and variable lease costs, net of sublease income, and are recognized over the lease term.

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

The components of operating lease cost and other related information are as follows:

	For the Year Ended December 31,
	2021	2020
	(dollars in thousands)
Operating lease cost	$6,976	$6,691
Variable lease cost (Cost excluded from lease payments)	13	2
Sublease income	(65)	(65)
Total operating lease cost	$6,924	$6,628
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$7,259	$6,547
Operating Lease - Operating cash flows (Liability reduction)	6,252	5,430
Weighted average lease term - operating leases	6.13 Years	6.90 Years
Weighted average discount rate - operating leases	2.94%	2.98%

The total minimum lease payments due in future periods under these agreements in effect at December 31, 2021 and December 31, 2020 were as follows:

Future Minimum
December 31, 2021	Lease Payments
(dollars in thousands)
2022	$7,211
2023	6,828
2024	6,085
2025	5,118
2026	3,882
Thereafter	7,962
Total minimum lease payments	$37,086
Less: interest	(3,215)
Total lease liability	$33,871

Future Minimum
December 31, 2020	Lease Payments
(dollars in thousands)
2021	$7,173
2022	6,789
2023	6,362
2024	5,493
2025	4,517
Thereafter	11,347
Total minimum lease payments	41,681
Less: interest	(4,233)
Total lease liability	$37,448

Several lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $7.3 million, $7.0 million, and $5.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

18.
SHAREHOLDERS’ EQUITY

Capital guidelines issued by the Federal Reserve Bank and by the FDIC require that the Company and the Bank maintain minimum capital levels for capital adequacy purposes. These regulations also require banks and their holding companies to maintain higher capital levels to be considered “well-capitalized.” Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Capital Rules: (i) include “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and a portion of the allowance for credit losses, in each case, subject to the Capital Rules’ specific requirements.

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

Management believes that as of December 31, 2021 and 2020, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Board and the FDIC.

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

The Company’s and the Bank’s actual and required capital measures were as follows:

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$420,398	13.6%	$325,617	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	384,518	12.4%	263,595	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	384,518	12.4%	217,078	7.0%	N/A	N/A
Tier 1 capital (to average assets)	384,518	8.3%	185,015	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$409,806	13.2%	$325,587	10.5%	$310,082	10.0%
Tier 1 capital (to risk-weighted assets)	373,926	12.1%	263,570	8.5%	248,066	8.0%
Common equity tier I capital (to risk-weighted assets)	373,926	12.1%	217,058	7.0%	201,554	6.5%
Tier 1 capital (to average assets)	373,926	8.1%	185,003	4.0%	231,254	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2020
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$378,393	13.9%	$285,145	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	344,409	12.7%	230,832	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	344,409	12.7%	190,097	7.0%	N/A	N/A
Tier 1 capital (to average assets)	344,409	8.9%	155,009	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$376,209	13.9%	$285,117	10.5%	$271,540	10.0%
Tier 1 capital (to risk-weighted assets)	342,229	12.6%	230,809	8.5%	217,232	8.0%
Common equity tier I capital (to risk-weighted assets)	342,229	12.6%	190,078	7.0%	176,501	6.5%
Tier 1 capital (to average assets)	342,229	8.8%	154,999	4.0%	193,748	5.0%

19.
COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as all changes to shareholders’ equity except investments by and distributions to shareholders. Net income is a component of comprehensive income (loss), with all other components referred to in the aggregate as “other comprehensive income (loss).” The Company’s other comprehensive income (loss) consists of unrealized gains or losses on securities held at year-end classified as available for sale and, cash flow hedges, and the component of the unfunded retirement liability computed in accordance with the requirements of ASC Topic 715, “Compensation – Retirement Benefits.” The before-tax and after-tax amount of each of these categories, as well as the tax (expense)/benefit of each, is summarized as follows:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020			For the Year Ended December 31, 2019
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount
				(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$(6,245)	$1,623	$(4,622)	$3,630	$(830)	$2,800	$3,267	$(767)	$2,500
Reclassification adjustment for (gains) losses realized in net income	—	—	—	(73)	16	(57)	81	(19)	62
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(1,329)	370	(959)	6,602	(1,844)	4,758	984	(271)	713
Reclassification adjustment for (gains) losses recognized in net income	(2,587)	723	(1,864)	(1,879)	525	(1,354)	150	(42)	108
Defined benefit retirement plans
Net change in retirement liability	5,273	(1,472)	3,801	(1,695)	463	(1,232)	864	(241)	623
Total other comprehensive income (loss)	$(4,888)	$1,244	$(3,644)	$6,585	$(1,670)	$4,915	$5,346	$(1,340)	$4,006

Reclassifications out of accumulated other comprehensive income (loss) (“AOCI”) are presented below:

	For the Year Ended December 31,
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	2019	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains (losses) on available for sale securities	$—	$73	$(81)	Gain (loss) on disposition of investment securities
Unrealized gains (losses) on derivatives	2,587	1,879	(150)	Interest on taxable loans
Tax (expense) benefit	(723)	(541)	61	Income tax expense
Net of tax	$1,864	$1,411	$(170)	Net income

20.
EARNINGS PER SHARE

The following represents a reconciliation between basic and diluted earnings per share:

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$54,024	$31,959	$25,257
Less dividends and undistributed earnings allocated to participating securities	(250)	(47)	(210)
Net income applicable to common shareholders	$53,774	$31,912	$25,047

Denominator:
Weighted average common shares outstanding	6,926	6,289	4,629
Earnings per common share - basic	$7.76	$5.07	$5.41

Earnings per common share - diluted:
Numerator:
Net income	$54,024	$31,959	$25,257
Less dividends and undistributed earnings allocated to participating securities	(250)	(47)	(210)
Net income applicable to common shareholders	$53,774	$31,912	$25,047

Denominator:
Weighted average common shares outstanding	6,926	6,289	4,629
Dilutive effect of common stock equivalents	65	55	33
Weighted average diluted common shares outstanding	6,991	6,344	4,662
Earnings per common share - diluted	$7.69	$5.03	$5.37

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	December 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$3,513	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$3,513			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$522,581	Other Assets	$23,431	—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	522,581	Other Liabilities	23,431
Risk participation agreements-out to counterparties	47,988	Other Assets	107	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	109,510	Other Liabilities	293
Total derivatives not designated as hedging instruments			$23,538			$23,724

	December 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$7,618	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$7,618			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$409,493	Other Assets	$38,415	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	409,493	Other Liabilities	38,415
Risk participation agreements-out to counterparties	26,580	Other Assets	51	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	104,956	Other Liabilities	496
Total derivatives not designated as hedging instruments			$38,466			$38,911

The following tables presents the effect of cash flow hedge accounting on AOCI as of the periods presented:

	For the Year Ended December 31, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(3,916)	$(4,087)	$171	Interest Income	$2,641	$2,836	$(195)

	For the Year Ended December 31, 2020
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$4,723	$5,650	$(927)	Interest Income	$1,879	$2,074	$(195)

The Company estimates that an additional $2.0 million will be reclassified out of AOCI into earnings, as an increase to interest income over the next twelve months.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income as of the periods presented:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
	Interest Income	Interest Income
	(dollars in thousands)
Total amount of income presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$2,641	$1,879
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate contracts:
Amount of gain (loss) reclassed from AOCI into income	$2,587	$1,879
Amount of loss reclassed from AOCI into income - Included Component	2,782	2,074
Amount of loss reclassed from AOCI into income - Excluded Component	$(195)	$(195)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2021	2020	2019
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$(124)	$155	$311

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2021 and 2020:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$27,051	$—	$27,051	$6,365	$—	$20,686

Offsetting of Derivative Liabilities
Derivative Liabilities	$23,724	$—	$23,724	$6,365	$14,011	$3,348

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2020
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$46,084	$—	$46,084	$7,649	$—	$38,435

Offsetting of Derivative Liabilities
Derivative Liabilities	$38,911	$—	$38,911	$7,649	$30,724	$538

As of December 31, 2021 and December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.0 million and $30.7 million, respectively. As of December 31, 2021 and December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $13.3 million and $29.9 million, respectively, against these agreements. If the Company had breached any of these provisions at December 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $14.0 million and $30.7 million, respectively.

22.
FAIR VALUE MEASUREMENTS

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$180,153	$180,153	$75,785	$75,785
Securities available for sale	197,803	197,803	237,030	237,030
Securities held to maturity	977,061	971,092	247,672	260,139
Loans, net	3,284,610	3,230,339	3,117,632	3,092,021
Loans held for sale	1,490	1,528	6,909	7,101
FHLB of Boston stock	4,816	4,816	5,734	5,734
Accrued interest receivable	9,162	9,162	9,514	9,514
Mortgage servicing rights	1,083	1,518	1,219	1,219
Interest rate contracts	3,513	3,513	7,618	7,618
Loan level interest rate swaps	23,431	23,431	38,415	38,415
Risk participation agreements out to counterparties	107	107	51	51

Financial liabilities
Deposits	4,331,152	4,330,991	3,403,083	3,403,832
Borrowings	16,510	16,523	32,992	34,284
Loan level interest rate swaps	23,431	23,431	38,415	38,415
Risk participation agreements in with counterparties	293	293	496	496

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC Topic 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Under ASC Topic 820, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When available, the Company uses quoted market prices to determine fair value. If quoted prices are not available, fair value is based upon valuation techniques, such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates. If observable market-based inputs are not available, the Company uses unobservable inputs to determine appropriate valuation adjustments using methodologies applied consistently over time.

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

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,011	$—	$23,011
Mortgage-backed securities	—	173,028	—	173,028
Corporate debt securities	—	1,764	—	1,764
Other assets
Interest rate swaps with customers	—	23,431	—	23,431
Risk participation agreements out to counterparties	—	107	—	107
Interest rate contracts	—	3,513	—	3,513
Other liabilities
Mirror swaps with counterparties	—	23,431	—	23,431
Risk participation agreements in with counterparties	—	293	—	293

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,617	$—	$23,617
Mortgage-backed securities	—	210,630	—	210,630
Corporate debt securities	—	2,783	—	2,783
Other assets
Interest rate swaps with customers	—	38,415	—	38,415
Risk participation agreements out to counterparties	—	51	—	51
Interest rate contracts	—	7,618	—	7,618
Other liabilities
Mirror swaps with counterparties	—	38,415	—	38,415
Risk participation agreements in with counterparties	—	496	—	496

The following table presents the carrying value of assets held at December 31, 2021 and 2020, which were measured at fair value on a non-recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$1,490	$—	$—	$1,490
Individually evaluated collateral dependent loans	—	—	130	130
Total	$1,490	$—	$130	$1,620

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Mortgage servicing rights	$—	$—	$1,219	$1,219
Loans held for sale	6,909	—	—	6,909
Individually evaluated collateral dependent loans	—	—	672	672
Other real estate owned	—	—	1,820	1,820
Total	$6,909	$—	$3,711	$10,620

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

There were no transfers between fair value levels for the years ended December 31, 2021 and 2020.

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

Loans

For most categories of loans, fair values are estimated using projected future cash flows, discounted at rates based upon current rates at which similar loans would be made to borrowers with similar credit ratings, and for similar remaining maturities. Projected estimated cash flows are adjusted for prepayment assumptions, liquidity premium assumptions, and credit loss assumptions. Loans that are deemed to be impaired in accordance with ASC Topic 310, Receivables, are valued based upon the lower of cost or fair value of the underlying collateral.

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

Values Not Determined

In accordance with ASC Topic 820, the Company has not estimated fair values for non-financial assets such as banking premises and equipment, goodwill, the intangible value of the Company’s portfolio of loans serviced for itself, and the intangible value inherent in the Company’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

23. Condensed Financial Statements of Parent Company

The condensed balance sheets of Cambridge Bancorp, the Parent Company, as of December 31, 2021 and December 31, 2020 and the condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2021 are presented below. The statements of changes in shareholders’ equity are identical to the consolidated statements of changes in shareholders’ equity and are therefore not presented here.

Condensed Balance Sheet

	December 31,
	2021	2020
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$10,303	$1,920
Goodwill	33	33
Other assets	289	260
Investment in subsidiary	427,212	399,519
Total assets	$437,837	$401,732
SHAREHOLDERS’ EQUITY
Shareholders’ equity	$437,837	$401,732
Total shareholders’ equity	$437,837	$401,732

Condensed Statements of Income

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Income
Dividends from subsidiary	$25,995	$21,639	$10,732
Total income	25,995	21,639	10,732
Expenses
Interest expense	—	444	—
Other expenses	150	110	132
Total expenses	150	554	132
Income before income taxes and equity in undistributed income of subsidiary	25,845	21,085	10,600
Income tax benefit	(42)	(153)	(36)
Income of parent company	25,887	21,238	10,636
Equity in undistributed income of subsidiary	28,137	10,721	14,621
Net income	$54,024	$31,959	$25,257

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,024	$31,959	$25,257
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(42)	(153)	—
Change in other assets, net	—	3,032	(13)
Change in other liabilities, net	13	444	—
Undistributed income of subsidiary	(28,137)	(10,721)	(14,621)
Net cash provided by operating activities	25,858	24,561	10,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in business combinations	—	(534)	(3,525)
Investment in subsidiary	—	—	(38,202)
Net cash used in investing activities	—	(534)	(41,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	519	452	38,576
Repurchase of common stock	(1,440)	(556)	(687)
Redemption of subordinate debt	—	(10,600)	—
Cash dividends paid on common stock	(16,554)	(13,083)	(9,517)
Net cash provided by/(used in) financing activities	(17,475)	(23,787)	28,372
Net increase (decrease) in cash	8,383	240	(2,732)
Cash at beginning of year	1,920	1,680	4,412
Cash at end of year	$10,303	$1,920	$1,680
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Significant non-cash transactions
Common Stock issued to shareholders due to merger	$—	$87,163	$59,417

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cambridge Bancorp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As described in Notes 2 and 7 to the financial statements, the Company has recorded an allowance for credit losses for its loan portfolio in the amount of $34.5 million as of December 31, 2021, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined this amount, and corresponding provision for (release of) credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company’s methodology to determine its allowance for credit losses incorporates qualitative assessments of its current loan portfolio and economic conditions, and the application of forecasted economic conditions. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

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

March 14,2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cambridge Bancorp:

Opinion on the Internal Control Over Financial Reporting

We have audited Cambridge Bancorp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the December 31, 2021 consolidated financial statements of the Company and our report dated March 14, 2022 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambridge Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of Cambridge Bancorp and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 16, 2020

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 16, 2020, the Company’s Audit Committee dismissed KPMG LLP (“KPMG”), Boston, Massachusetts, Auditor Firm ID: 185, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020, and all quarterly periods therein. The Company’s Audit Committee participated in and approved the decision to change its independent registered public accounting firm.

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2021 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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

Changes in Internal Controls over Financial Reporting

The Company completed a wealth management system conversion during the fourth quarter of 2021 and implemented certain controls and procedures in connection with the conversion. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on management’s assessment, the Company believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework issued by COSO in 2013.

Wolf & Company, P.C, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page 102, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the captions “Proposal 1: Election of Directors,” “Committees of the Board of Directors – Audit Committee,” “Information about the Company’s Executive Officers Who are not Directors,” and “Code of Ethics” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement, which are incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the captions “Transactions with Related Persons” and Board of Directors Independence” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Wolf & Company, P.C., Boston, Massachusetts, Auditor Firm ID: 392

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

10.23**	Offer Letter for Thomas J. Fontaine, dated December 5, 2019 (incorporated by reference to Exhibit 10.30 of the Form 10-K filed with the SEC on March 15, 2021)

10.24**	Change in Control Agreement with Thomas J. Fontaine, dated December 5, 2019 (incorporated by reference to Exhibit 10.31 of the Form 10-K filed with the SEC on March 15, 2021)

10.25**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Thomas J. Fontaine, dated December 5, 2019 (incorporated by reference to Exhibit 10.32 of the Form 10-K filed with the SEC on March 15, 2021)

10.26**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Michael F. Carotenuto, dated February 7, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 9, 2022)

21#	Subsidiaries of the Registrant

23.1#	Consent of Wolf & Company P.C. dated March 14, 2022

23.2#	Consent of KPMG LLP dated March 14, 2022

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive data File because XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)_

# Filed herewith.

** Management Compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

March 14, 2022	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer

March 14, 2022
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Denis K. Sheahan	Chairman, President & Chief Executive Officer	March 14, 2022
Denis K. Sheahan	(Principal Executive Officer)

/s/ Michael F. Carotenuto	Executive Vice President, Chief Financial Officer	March 14, 2022
Michael F. Carotenuto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeanette G. Clough	Director	March 14, 2022
Jeanette G. Clough

/s/ Thomas J. Fontaine	Executive Vice President and	March 14, 2022
Thomas J. Fontaine	Chief Banking Officer

/s/ Christine Fuchs	Director	March 14, 2022
Christine Fuchs

/s/ Simon R. Gerlin	Director	March 14, 2022
Simon R. Gerlin

/s/ Pamela A. Hamlin	Director	March 14, 2022
Pamela A. Hamlin

/s/ Kathryn M. Hinderhofer	Director	March 14, 2022
Kathryn M. Hinderhofer

/s/ Edward F. Jankowski	Director	March 14, 2022
Edward F. Jankowski

/s/ Hambleton Lord	Director	March 14, 2022
Hambleton Lord

/s/ Thalia M. Meehan	Director	March 14, 2022
Thalia M. Meehan

/s/ Daniel R. Morrison	Director	March 14, 2022
Daniel R. Morrison

/s/ Leon A. Palandjian	Director	March 14, 2022
Leon A. Palandjian

/s/ Laila S. Partridge	Director	March 14, 2022
Laila S. Partridge

/s/ Jody A. Rose	Director	March 14, 2022
Jody A. Rose

/s/ Cathleen A. Schmidt	Director	March 14, 2022
Cathleen A. Schmidt

/s/ R. Gregg Stone	Director	March 14, 2022
R. Gregg Stone