Form 10-Q
period 2022-03-31
CAMBRIDGE BANCORP
filed 2022-05-05
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022 the registrant had 7,000,892 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$81,748	$180,153
Investment securities
Available for sale, at fair value (amortized cost $202,688 and $201,270, respectively)	188,205	197,803
Held to maturity, at amortized cost (fair value $1,043,391 and $971,092, respectively)	1,115,824	977,061
Total investment securities	1,304,029	1,174,864
Loans held for sale, at lower of cost or fair value	918	1,490
Loans
Residential mortgage	1,447,141	1,415,079
Commercial mortgage	1,579,494	1,511,002
Home equity	86,559	87,960
Commercial and industrial	262,772	269,446
Consumer	41,247	35,619
Total loans	3,417,213	3,319,106
Less: allowance for credit losses on loans	(34,110)	(34,496)
Net loans	3,383,103	3,284,610
Federal Home Loan Bank of Boston Stock, at cost	4,816	4,816
Bank owned life insurance	47,157	46,970
Banking premises and equipment, net	17,136	17,326
Right-of-use asset operating leases	29,757	31,273
Deferred income taxes, net	10,460	9,985
Accrued interest receivable	9,718	9,162
Goodwill	51,912	51,912
Merger-related intangibles, net	2,526	2,617
Other assets	75,099	76,366
Total assets	$5,018,379	$4,891,544
Liabilities
Deposits
Demand	$1,426,310	$1,393,935
Interest-bearing checking	785,003	763,188
Money market	1,209,765	1,104,238
Savings	918,895	907,722
Certificates of deposit	133,762	162,069
Total deposits	4,473,735	4,331,152
Borrowings	16,140	16,510
Operating lease liabilities	32,271	33,871
Other liabilities	60,068	72,174
Total liabilities	4,582,214	4,453,707
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,000,995 shares and 6,968,192 shares, respectively	7,001	6,968
Additional paid-in capital	228,538	229,205
Retained earnings	211,730	202,874
Accumulated other comprehensive loss	(11,104)	(1,210)
Total shareholders’ equity	436,165	437,837
Total liabilities and shareholders’ equity	$5,018,379	$4,891,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$28,404	$30,325
Interest on tax-exempt loans	350	222
Interest on taxable investment securities	4,411	1,585
Interest on tax-exempt investment securities	654	658
Dividends on FHLB of Boston stock	25	—
Interest on overnight investments	54	31
Total interest and dividend income	33,898	32,821
Interest expense
Interest on deposits	1,896	1,275
Interest on borrowed funds	133	140
Total interest expense	2,029	1,415
Net interest and dividend income	31,869	31,406
Release of credit losses	(412)	(206)
Net interest and dividend income after release of credit losses	32,281	31,612
Noninterest income
Wealth management revenue	8,574	8,151
Deposit account fees	506	474
ATM/Debit card income	379	333
Bank owned life insurance income	187	196
Gain on loans sold, net	94	569
Loan related derivative income	296	671
Other income	1,318	455
Total noninterest income	11,354	10,849
Noninterest expense
Salaries and employee benefits	17,391	16,045
Occupancy and equipment	3,542	3,576
Data processing	2,645	2,034
Professional services	1,064	1,272
Marketing	224	463
FDIC insurance	455	336
Other expenses	554	493
Total noninterest expense	25,875	24,219
Income before income taxes	17,760	18,242
Income tax expense	4,444	4,743
Net income	$13,316	$13,499
Share data:
Weighted average shares outstanding, basic	6,948,040	6,907,861
Weighted average shares outstanding, diluted	7,010,983	6,987,216
Basic earnings per share	$1.91	$1.95
Diluted earnings per share	$1.89	$1.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Net income	$13,316	$13,499
Other comprehensive loss, net of tax:
Available for sale securities
Unrealized holding losses	(8,227)	(2,887)
Interest rate swaps designated as cash flow hedges
Unrealized holding losses	(1,226)	(322)
Less: reclassification adjustment for losses realized in net income	(441)	(454)
Total unrealized losses on interest rate swaps	(1,667)	(776)
Defined benefit retirement plans
Change in retirement liabilities	—	8
Other comprehensive loss	(9,894)	(3,655)
Comprehensive income	$3,422	$9,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	13,499	—	13,499
Other comprehensive loss	—	—	—	(3,655)	(3,655)
Share based compensation and other share-based activity	33	(126)	—	—	(93)
Dividends declared ($0.55 per share)	—	—	(3,810)	—	(3,810)
Balance at March 31, 2021	$6,960	$226,841	$175,093	$(1,221)	$407,673

Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	13,316	—	13,316
Other comprehensive loss	—	—	—	(9,894)	(9,894)
Share based compensation and other share-based activity	33	(667)	—	—	(634)
Dividends declared ($0.64 per share)	—	—	(4,460)	—	(4,460)
Balance at March 31, 2022	$7,001	$228,538	$211,730	$(11,104)	$436,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,316	$13,499
Adjustments to reconcile net income to net cash provided by operating activities:
Release of credit losses	(412)	(206)
Amortization (accretion) of deferred charges and fees, net	733	(382)
(Accretion), depreciation, and amortization, net	52	(763)
Bank owned life insurance income	(187)	(196)
Share-based compensation and other share-based activity	(634)	(93)
Change in accrued interest receivable	(556)	643
Deferred income tax expense	2,960	1,730
Change in loans held for sale	572	3,556
Change in other assets, net	(2,180)	5,777
Change in other liabilities, net	(11,055)	(12,037)
Net cash provided by operating activities	2,609	11,528
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(274,217)	(353,256)
Proceeds from principal payments of loans	199,307	328,758
Purchase of loans	(22,497)	—
Proceeds from calls/maturities of securities available for sale	8,624	10,444
Purchase of securities available for sale	(10,169)	(167,019)
Proceeds from calls/maturities of securities held to maturity	37,173	12,099
Purchase of securities held to maturity	(176,574)	—
Redemption of FHLB of Boston stock	—	670
Purchase of banking premises and equipment	(460)	(310)
Net cash used in investing activities	(238,813)	(168,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest bearing, money market and savings accounts	170,890	352,936
Change in certificates of deposit	(28,278)	(25,846)
Change in borrowings	(353)	(15,346)
Cash dividends paid on common stock	(4,460)	(3,810)
Net cash provided by financing activities	137,799	307,934
Net change in cash and cash equivalents	(98,405)	150,848
Cash and cash equivalents at beginning of period	180,153	75,785
Cash and cash equivalents at end of period	$81,748	$226,633
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,033	$1,527
Income taxes	7,790	1,590

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2022 and December 31, 2021, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022.

2. Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates. The allowance for credit losses is particularly subject to change.

3. Subsequent Events

Management has reviewed events occurring through May 5, 2022, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

4. Recently Issued Accounting Guidance

Accounting Pronouncements Yet to be Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, the amendments in this ASU require an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of this guidance will have on the disclosures within its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method . The amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments in the ASU also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. These amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements.

5. Cash and cash equivalents

At March 31, 2022 and December 31, 2021, cash and cash equivalents totaled $81.7 million and $180.2 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at March 31, 2022, as compared to the $13.3 million pledged at December 31, 2021. See Note 16- Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,997	$—	$(1,329)	$21,668	$22,996	$246	$(231)	$23,011
Mortgage-backed securities	177,948	32	(13,201)	164,779	176,531	959	(4,462)	173,028
Corporate debt securities	1,743	21	(6)	1,758	1,743	24	(3)	1,764
Total available for sale securities	$202,688	$53	$(14,536)	$188,205	$201,270	$1,229	$(4,696)	$197,803

Held to maturity securities
Mortgage-backed securities	$1,009,206	$594	$(68,718)	$941,082	$864,983	$3,981	$(13,258)	$855,706
Corporate debt securities	2,498	7	—	2,505	6,997	26	—	7,023
Municipal securities	104,120	812	(5,128)	99,804	105,081	3,798	(516)	108,363
Total held to maturity securities	$1,115,824	$1,413	$(73,846)	$1,043,391	$977,061	$7,805	$(13,774)	$971,092
Total	$1,318,512	$1,466	$(88,382)	$1,231,596	$1,178,331	$9,034	$(18,470)	$1,168,895

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2022 or at December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$12,318	$(682)	$9,350	$(647)	$21,668	$(1,329)
Mortgage-backed securities	86,726	(4,001)	75,489	(9,200)	162,215	(13,201)
Corporate debt securities	—	—	753	(6)	753	(6)
Total available for sale securities	$99,044	$(4,683)	$85,592	$(9,853)	$184,636	$(14,536)

Held to maturity securities
Mortgage-backed securities	$837,728	$(60,920)	$61,687	$(7,798)	$899,415	$(68,718)
Municipal securities	37,654	(3,691)	6,682	(1,437)	44,336	(5,128)
Total held to maturity securities	$875,382	$(64,611)	$68,369	$(9,235)	$943,751	$(73,846)
Total	$974,426	$(69,294)	$153,961	$(19,088)	$1,128,387	$(88,382)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,881	$(115)	$4,884	$(116)	$9,765	$(231)
Mortgage-backed securities	74,724	(2,253)	47,871	(2,209)	122,595	(4,462)
Corporate debt securities	760	(3)	—	—	760	(3)
Total available for sale securities	$80,365	$(2,371)	$52,755	$(2,325)	$133,120	$(4,696)

Held to maturity securities
Mortgage-backed securities	$740,966	$(12,509)	$15,345	$(749)	$756,311	$(13,258)
Municipal securities	12,607	(194)	5,716	(322)	18,323	(516)
Total held to maturity securities	$753,573	$(12,703)	$21,061	$(1,071)	$774,634	$(13,774)
Total	$833,938	$(15,074)	$73,816	$(3,396)	$907,754	$(18,470)

As of March 31, 2022, 338 debt securities had gross unrealized losses, with an aggregate depreciation of 7.3% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $937,000, or 9.7% of its amortized cost. The largest unrealized loss percentage of any single security was 22.2% of its amortized cost, or $521,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of March 31, 2022.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At March 31, 2022	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,997	$9,350	$5,000	$4,811	$8,000	$7,507	$22,997	$21,668
Mortgage-backed securities	—	—	9,378	9,154	47,145	43,409	121,425	112,216	177,948	164,779
Corporate debt securities	759	753	984	1,005	—	—	—	—	1,743	1,758
Total available for sale securities	$759	$753	$20,359	$19,509	$52,145	$48,220	$129,425	$119,723	$202,688	$188,205

Held to maturity securities
Mortgage-backed securities	$—	$—	$15,139	$15,049	$56,143	$54,324	$937,924	$871,709	$1,009,206	$941,082
Corporate debt securities	2,498	2,505	—	—	—	—	—	—	2,498	2,505
Municipal securities	5,302	5,333	17,858	18,077	35,973	36,310	44,987	40,084	104,120	99,804
Total held to maturity securities	$7,800	$7,838	$32,997	$33,126	$92,116	$90,634	$982,911	$911,793	$1,115,824	$1,043,391
Total	$8,559	$8,591	$53,356	$52,635	$144,261	$138,854	$1,112,336	$1,031,516	$1,318,512	$1,231,596

There were no sales of investment securities during the three months ended March 31, 2022 and March 31, 2021.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$164,779	$753	$—	$21,668	$187,200
BBB/BB/B	—	1,005	—	—	1,005
Total available for sale securities	$164,779	$1,758	$—	$21,668	$188,205
Held to maturity securities, at amortized cost
AAA/AA/A	$1,009,206	$2,498	$104,120	$—	$1,115,824
Total held to maturity securities	$1,009,206	$2,498	$104,120	$—	$1,115,824

	December 31, 2021
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$173,028	$759	$—	$23,011	$196,798
BBB/BB/B	—	1,005	—	—	1,005
Total available for sale securities	$173,028	$1,764	$—	$23,011	$197,803
Held to maturity securities, at amortized cost
AAA/AA/A	$864,983	$6,997	$105,081	$—	$977,061
Total held to maturity securities	$864,983	$6,997	$105,081	$—	$977,061

(1)
Includes agency mortgage-backed pass-through securities and collateralized mortgage obligations issued by U.S. Government Sponsored Enterprises ("GSEs") and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or Standard & Poor's. Each security contains a guarantee by the issuing GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$747,716	$716,456
Mortgages - adjustable rate	669,495	679,675
Construction	21,722	13,012
Deferred costs, net of unearned fees	8,208	5,936
Total residential mortgages	1,447,141	1,415,079

Commercial mortgage
Mortgages - non-owner occupied	1,336,997	1,272,135
Mortgages - owner occupied	151,173	150,632
Construction	89,200	86,246
Deferred costs, net of unearned fees	2,124	1,989
Total commercial mortgages	1,579,494	1,511,002

Home equity
Home equity - lines of credit	84,465	85,639
Home equity - term loans	1,781	2,017
Deferred costs, net of unearned fees	313	304
Total home equity	86,559	87,960

Commercial and industrial
Commercial and industrial	248,960	247,024
PPP loans	13,963	22,856
Unearned fees, net of deferred costs	(151)	(434)
Total commercial and industrial	262,772	269,446

Consumer
Secured	40,374	34,308
Unsecured	861	1,303
Deferred costs, net of unearned fees	12	8
Total consumer	41,247	35,619
Total loans	$3,417,213	$3,319,106

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

PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company did not record an allowance for credit losses for PPP loans at March 31, 2022 or December 31, 2021.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,113	$463	$523	$107	$5,206
Troubled debt restructurings	636	—	—	101	737
Total	$4,749	$463	$523	$208	$5,943

	December 31, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,777	$517	$223	$111	$4,628
Troubled debt restructurings	652	—	—	106	758
Total	$4,429	$517	$223	$217	$5,386

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. On January 3, 2021, the President of the United States of America signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). As a result of the CAA, the suspension of TDR accounting was extended, however expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at March 31, 2022 and will not be reported as past due during the deferral period. As of March 31, 2022, the Company had $4.4 million of loans remaining in deferral.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of March 31, 2022

	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$86,983	$536,375	$315,864	$129,036	$94,174	$279,960	$—	$1,442,392
Non-performing	—	—	148	—	492	4,109	—	4,749
Total	$86,983	$536,375	$316,012	$129,036	$94,666	$284,069	$—	$1,447,141

Home equity:
Current	$—	$—	$397	$2,522	$3,791	$9,850	$69,476	$86,036
Non-performing	—	—	—	523	—	—	—	523
Total	$—	$—	$397	$3,045	$3,791	$9,850	$69,476	$86,559

Consumer:
Current	$9,746	$12,043	$7,746	$1,427	$2,640	$7,144	$501	$41,247
Non-performing	—	—	—	—	—	—	—	—
Total	$9,746	$12,043	$7,746	$1,427	$2,640	$7,144	$501	$41,247

	Credit Quality Indicator - by Origination Year as of March 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$106,176	$323,625	$238,962	$301,506	$153,681	$378,667	$—	$1,502,617
7 (Special Mention)	—	—	1,088	45,916	22,333	6,921	—	76,258
8 (Substandard)	—	—	—	—	—	619	—	619
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$106,176	$323,625	$240,050	$347,422	$176,014	$386,207	$—	$1,579,494
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$6,723	$77,584	$75,550	$37,872	$33,322	$20,795	$371	$252,217
7 (Special Mention)	—	291	347	5,624	407	581	10	7,260
8 (Substandard)	—	—	729	2,324	101	138	3	3,295
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$6,723	$77,875	$76,626	$45,820	$33,830	$21,514	$384	$262,772

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$535,071	$329,501	$135,139	$101,108	$77,702	$232,129	$—	$1,410,650
Non-performing	—	151	—	330	54	3,894	—	4,429
Total	$535,071	$329,652	$135,139	$101,438	$77,756	$236,023	$—	$1,415,079

Home equity:
Current	$—	$719	$3,088	$4,469	$5,060	$5,475	$68,926	$87,737
Non-performing	—	—	223	—	—	—	—	223
Total	$—	$719	$3,311	$4,469	$5,060	$5,475	$68,926	$87,960

Consumer:
Current	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619
Non-performing	—	—	—	—	—	—	—	—
Total	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$319,633	$248,691	$320,189	$158,462	$93,016	$298,791	$—	$1,438,782
7 (Special Mention)	—	1,096	40,879	22,471	2,913	4,131	—	71,490
8 (Substandard)	—	—	—	—	—	730	—	730
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$319,633	$249,787	$361,068	$180,933	$95,929	$303,652	$—	$1,511,002
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$83,614	$77,073	$38,299	$34,360	$19,727	$4,622	$353	$258,048
7 (Special Mention)	318	350	5,523	406	161	859	10	7,627
8 (Substandard)	—	792	2,331	504	—	144	—	3,771
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$83,932	$78,215	$46,153	$35,270	$19,888	$5,625	$363	$269,446

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

With respect to CRE mortgages and commercial and industrial loans, the Company utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2022
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgage	$7,521	$—	$1,083	$8,604	$1,438,537	$1,447,141	$—
Commercial mortgage	—	5,148	—	5,148	1,574,346	1,579,494	—
Home equity	628	—	—	628	85,931	86,559	—
Commercial and industrial	456	41	—	497	262,275	262,772	—
Consumer	107	—	—	107	41,140	41,247	—
Total	$8,712	$5,189	$1,083	$14,984	$3,402,229	$3,417,213	$—

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgage	$8,470	$415	$1,488	$10,373	$1,404,706	$1,415,079	$—
Commercial mortgage	476	—	—	476	1,510,526	1,511,002	—
Home equity	314	643	—	957	87,003	87,960	—
Commercial and industrial	5	437	—	442	269,004	269,446	—
Consumer	—	—	—	—	35,619	35,619	—
Total	$9,265	$1,495	$1,488	$12,248	$3,306,858	$3,319,106	$—

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2022 and December 31, 2021.

Allowance for Credit Losses

The following table presents changes in the allowance for credit losses disaggregated by loan category:

	For the Three Months Ended March 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Charge-offs	—	—	—	—	(25)	—	(25)
Recoveries	—	—	—	36	2	—	38
Provision for (release of) credit losses - loan portfolio	(190)	5	(29)	(128)	(57)	—	(399)
Allowance for credit losses - loan portfolio	$13,193	$17,138	$377	$2,897	$505	$—	$34,110
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Release of credit losses - unfunded commitments	—	—	—	—	—	(13)	(13)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,371	$1,371
Total allowance for credit loss	$13,193	$17,138	$377	$2,897	$505	$1,371	$35,481

	For the Three Months Ended March 31, 2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	19	4	—	23
Provision for (release of) credit losses - loan portfolio	77	129	(189)	(350)	(57)	—	(390)
Allowance for credit losses - loan portfolio	$13,144	$18,693	$363	$2,978	$468	$—	$35,646
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Provision for credit losses - unfunded commitments	—	—	—	—	—	184	184
Allowance for credit losses- unfunded commitments	—	—	—	—	—	1,188	1,188
Total allowance for credit loss	$13,144	$18,693	$363	$2,978	$468	$1,188	$36,834

8. Income Taxes

The Company’s effective tax rate was 25.0% for the three months ended March 31, 2022, as compared to 26.0% for the three months ended March 31, 2021.

Net deferred tax assets totaled $10.5 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively. The Company did not record a valuation allowance for deferred tax assets at March 31, 2022 or December 31, 2021.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Current income tax expense
Federal	$1,095	$2,091
State	389	922
Total current income tax expense	1,484	3,013

Deferred income tax expense
Federal	$2,025	$1,182
State	935	548
Total deferred income tax expense	2,960	1,730
Total income tax expense	$4,444	$4,743

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$101	$106	$8	$9
Interest cost	310	303	59	57	5	4
Expected return on assets	(936)	(892)	—	—	—	—
Amortization of prior service credit	—	(1)	—	—	—	—
Amortization of net actuarial loss	—	—	—	11	—	—
Net periodic benefit cost (credit)	$(626)	$(590)	$160	$174	$13	$13

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three months ended March 31, 2022, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2022.

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

Total expenses related to the PSP and ESOP for the three months ended March 31, 2022 and March 31, 2021 amounted to $1.3 million and $1.1 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP, the Executive Deferred Compensation Plan. Total expenses related to the DC SERP for the three months ended March 31, 2022 and March 31, 2021 amounted to $68,000 and $50,000, respectively.

10. STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2022, the Company issued the following RSAs and RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs time-vest either over a three-year or five-year period. RSUs vest over a three-year-period. The fair value of RSAs and RSUs are based upon the closing price of the Company's common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of restricted stock units do not participate in the rewards of stock ownership of the Company until vested.

For the Three Months Ended March 31, 2022
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
11,924	$87.00	RSAs
8,796	$88.18	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

On February 15, 2022, the Company granted 30,895 PRSUs. These PRSUs were issued pursuant to the 2017 Cash Plan and had a grant date fair value per share of $88.18. PRSUs are subject to a three-year performance period and are earned based on two factors: (i) operating return on assets and (ii) operating diluted earnings per share growth as compared to the Company’s established peer indices as defined in the Company’s 2022 Proxy Statement filed with the Securities and Exchange Commission on March 16, 2022.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Share based compensation expense	$648	$1,375
Related tax benefits	$181	$384

Share-based activity in the statement of changes in stockholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$823,005	$809,383
Origination of new loans	75,785	70,633
Standby letters of credit	19,346	18,880
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	720	3,920

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Operating lease cost	$1,744	$1,768
Variable lease cost (Cost excluded from lease payments)	1	—
Sublease income	(16)	(16)
Total Operating Lease Cost	$1,729	$1,752
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,833	$1,854
Operating Lease - Operating cash flows (Liability reduction)	$1,606	$1,597
Weighted average lease term - operating leases	5.96 Years	6.74 Years
Weighted average discount rate - operating leases	2.95%	3.00%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2022 were as follows:

Future Minimum
March 31, 2022	Lease Payments
(dollars in thousands)
Remainder of 2022	$7,144
2023	6,735
2024	5,739
2025	4,982
2026	3,254
Thereafter	7,399
Total minimum lease payments	$35,253
Less: interest	(2,982)
Total lease liability	$32,271

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.8 million and $1.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

13. Shareholders’ Equity

As of March 31, 2022 and December 31, 2021, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$428,313	13.5%	$332,832	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	392,831	12.4%	269,435	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	392,831	12.4%	221,888	7.0%	N/A	N/A
Tier 1 capital (to average assets)	392,831	8.0%	196,394	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$412,721	13.0%	$332,802	10.5%	$316,954	10.0%
Tier 1 capital (to risk-weighted assets)	377,239	11.9%	269,411	8.5%	253,563	8.0%
Common equity tier I capital (to risk-weighted assets)	377,239	11.9%	221,868	7.0%	206,020	6.5%
Tier 1 capital (to average assets)	377,239	7.7%	196,383	4.0%	245,479	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$420,398	13.6%	$325,617	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	384,518	12.4%	263,595	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	384,518	12.4%	217,078	7.0%	N/A	N/A
Tier 1 capital (to average assets)	384,518	8.3%	185,015	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$409,806	13.2%	$325,587	10.5%	$310,082	10.0%
Tier 1 capital (to risk-weighted assets)	373,926	12.1%	263,570	8.5%	248,066	8.0%
Common equity tier I capital (to risk-weighted assets)	373,926	12.1%	217,058	7.0%	201,554	6.5%
Tier 1 capital (to average assets)	373,926	8.1%	185,003	4.0%	231,254	5.0%

14. Other Comprehensive LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”) during the period, by component, net of tax:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding losses	$(11,016)	$2,789	$(8,227)	$(3,923)	$1,036	$(2,887)
Interest rate swaps designated as cash flow hedges
Unrealized holding losses	(1,700)	474	(1,226)	(447)	125	(322)
Reclassification adjustment for losses recognized in net income	(614)	173	(441)	(630)	176	(454)
Defined benefit retirement plans
Net change in retirement liability	—	—	—	11	(3)	8
Total other comprehensive loss	$(13,330)	$3,436	$(9,894)	$(4,989)	$1,334	$(3,655)

Reclassifications out of AOCL that have an impact on net income are presented below:

Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 31, 2022	March 31, 2021	Affected Line Item in the Statement where Net Income (Loss) is Presented
	(dollars in thousands)
Unrealized gains on derivatives	$614	$630	Interest on taxable loans
Tax expense	(173)	(176)	Income tax expense
Net of tax	$441	$454	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$13,316	$13,499
Less dividends and undistributed earnings allocated to participating securities	(59)	(57)
Net income applicable to common shareholders	$13,257	$13,442
Denominator:
Weighted average common shares outstanding	6,948	6,908
Earnings per common share - basic	$1.91	$1.95
Earnings per common share - diluted:
Numerator:
Net income	$13,316	$13,499
Less dividends and undistributed earnings allocated to participating securities	(59)	(57)
Net income applicable to common shareholders	$13,257	$13,442
Denominator:
Weighted average common shares outstanding	6,948	6,908
Dilutive effect of common stock equivalents	63	79
Weighted average diluted common shares outstanding	7,011	6,987
Earnings per common share - diluted	$1.89	$1.92

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in AOCL related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets.

During the next twelve months, the Company estimates that an additional $371,000 will be reclassified out of AOCL into earnings, as an increase to interest income.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	March 31, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$1,133	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,133			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$193,561	Other Assets	$4,949	$330,101	Other Liabilities	$18,161
Mirror swaps with counterparties	330,101	Other Assets	18,161	193,561	Other Liabilities	4,949
Risk participation agreements-out to counterparties	47,696	Other Assets	76	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	109,082	Other Liabilities	186
Total derivatives not designated as hedging instruments			$23,186			$23,296

	December 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$3,513	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$3,513			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$522,581	Other Assets	$23,431	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	522,581	Other Liabilities	23,431
Risk participation agreements-out to counterparties	47,988	Other Assets	107	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	109,510	Other Liabilities	293
Total derivatives not designated as hedging instruments			$23,538			$23,724

The following tables present the changes to AOCL as a result of cash flow hedge accounting as of the periods presented:

	For the Three Months Ended March 31, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,314)	$(2,528)	$214	Interest Income	$614	$662	$(48)

	For the Three Months Ended March 31, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(1,077)	$(1,156)	$79	Interest Income	$630	$678	$(48)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31, 2022	March 31, 2021
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan related derivative income	$(77)	$206

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$24,319	$—	$24,319	$4,950	$(14,048)	$5,321

Offsetting of Derivative Liabilities
Derivative Liabilities	$23,296	$—	$23,296	$4,950	$—	$18,346

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$27,051	$—	$27,051	$6,365	$—	$20,686

Offsetting of Derivative Liabilities
Derivative Liabilities	$23,724	$—	$23,724	$6,365	$14,011	$3,348

As of March 31, 2022 there were no derivatives in a net liability position related to these agreements. At December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.0 million. At December 31, 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and posted cash collateral of $13.3 million. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $14.0 million.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$81,748	$81,748	$180,153	$180,153
Securities available for sale	188,205	188,205	197,803	197,803
Securities held to maturity	1,115,824	1,043,391	977,061	971,092
Loans, net	3,383,103	3,317,481	3,284,610	3,230,339
Loans held for sale	918	918	1,490	1,528
FHLB of Boston stock	4,816	4,816	4,816	4,816
Accrued interest receivable	9,718	9,718	9,162	9,162
Mortgage servicing rights	1,063	1,602	1,083	1,518
Interest rate contracts	1,133	1,133	3,513	3,513
Loan level interest rate swaps	23,110	23,110	23,431	23,431
Risk participation agreements out to counterparties	76	76	107	107

Financial liabilities
Deposits	4,473,735	4,472,404	4,331,152	4,330,991
Borrowings	16,140	16,144	16,510	16,523
Loan level interest rate swaps	23,110	23,110	23,431	23,431
Risk participation agreements in with counterparties	186	186	293	293

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
•
Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$21,668	$—	$21,668
Mortgage-backed securities	—	164,779	—	164,779
Corporate debt securities	—	1,758	—	1,758
Other assets
Interest rate swaps with customers	—	4,949	—	4,949
Mirror swaps with counterparties	—	18,161	—	18,161
Risk participation agreements-out to counterparties	—	76	—	76
Interest rate contracts	—	1,133	—	1,133
Other liabilities
Interest rate swaps with customers	—	18,161	—	18,161
Mirror swaps with counterparties	—	4,949	—	4,949
Risk participation agreements-in with counterparties	—	186	—	186

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,011	$—	$23,011
Mortgage-backed securities	—	173,028	—	173,028
Corporate debt securities	—	1,764	—	1,764
Other assets
Interest rate swaps with customers	—	23,431	—	23,431
Risk participation agreements-out to counterparties	—	107	—	107
Interest rate contracts	—	3,513	—	3,513
Other liabilities
Mirror swaps with counterparties	—	23,431	—	23,431
Risk participation agreements-in with counterparties	—	293	—	293

The following tables present the carrying value of assets held at March 31, 2022 and December 31, 2021, which were measured at fair value on a non-recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$101	$101
Total	$—	$—	$101	$101

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$1,490	$—	$—	$1,490
Individually evaluated collateral dependent loans	—	—	130	130
Total	$1,490	$—	$130	$1,620

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

There were no transfers between levels for the three months ended March 31, 2022 or March 31,2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (the “2021 Annual Report”).

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
•
legislative, regulatory, or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act, which may adversely affect the Company’s business and/or competitive position, impose additional costs on the Company or cause it to change its business practices;
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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of March 31, 2022, the Company had total assets of approximately $5.0 billion. The Bank operates 19 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. The Company's core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of March 31, 2022, the Company had Assets under Management and Administration of approximately $4.7 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company's wealth management clients value personal service and depend on the commitment and expertise of the Company's experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes its investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined security and fund selection, the Bank’s in-house investment team targets long-term capital growth while seeking to minimize downside risk. The Company's internally developed, research-driven process is managed by a skilled team of portfolio managers and analysts. The Company builds portfolios consisting of the best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business, and private banking for clients, including residential lending and personal banking. Within the commercial loan portfolio, the Company has traditionally been a CRE lender. However, in recent years the Company has diversified commercial operations within the areas of C&I lending to include Renewable Energy, and Innovation Banking, which works with primarily New England-based entrepreneurs, and asset-based lending that helps companies throughout New England and New York grow by borrowing against existing assets. Through its renewable energy lending efforts, the Company provides financing for the developers and operators of commercial renewable energy projects.

Critical Accounting estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have a material impact on the Company's financial condition of results of operation. The Company considers the allowance for credit losses to be its critical accounting estimates.

See “Management’s Discussion and Analysis—Critical Accounting Estimates” in the Company's 2021 Annual Report, for a detailed discussion of the Company’s critical accounting estimates.

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

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers had not fully manifested in 2020 or 2021. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on the Company's business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on the operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, actions taken in response to the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, such as the Omicron variant, a potential resurgence following a decline in the outbreak, and impact on the Company's customers, employees, and vendors, all of which are uncertain and cannot be predicted.

If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where the Company conducts business, or the Company experiences more pronounced disruptions in its business or operations, or in economic activity and demand for its products and services generally, the Company's business and results of operations in future periods could be materially adversely affected.

Results of Operations

Results of Operations for the three months ended March 31, 2022 and March 31, 2021

General. Net income decreased by $183,000, or 1.4%, to $13.3 million for the quarter ended March 31, 2022, as compared to net income of $13.5 million for the quarter ended March 31, 2021, primarily due to an increase in noninterest expense of $1.7 million, partially offset by an increase in noninterest income of $505,000, an increase in net interest and dividend income before the release of credit losses of $463,000, and an increase of $206,000 in the release of credit losses. Diluted earnings per share were $1.89 for the quarter ended March 31, 2022, as compared to a diluted earnings per share of $1.92 the quarter ended March 31, 2021.

Net Interest and Dividend Income. Net interest and dividend income before the release of credit losses for the quarter ended March 31, 2022, increased by $463,000, or 1.5%, to $31.9 million, as compared to $31.4 million for the quarter ended March 31, 2021, primarily due to an increase in interest on investment securities, partially offset by lower Paycheck Protection Program (“PPP”) fee income recognized on PPP loans forgiven by the Small Business Administration (“SBA”), lower loan accretion associated with merger accounting, lower yields on interest-earning assets, and higher deposit interest expense as a result of growth from new and existing client relationships.

•
Interest on loans decreased by $1.8 million, or 5.9%, due to lower PPP loan related income, loan accretion associated with merger accounting and lower loan yields, partially offset by loan growth.
•
Interest on investment securities increased by $2.8 million, or 125.8%, primarily due to growth in the investment portfolio as the Company invested excess cash.
•
Interest on deposits increased by $621,000, or 48.7%, due to deposit growth.

Total average interest-earning assets increased by $925.0 million, or 24.2%, to $4.75 billion during the quarter ended March 31, 2022, from $3.83 billion for the quarter ended March 31, 2021, primarily due to growth in both the loan and investment securities portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased 61 basis points to 2.74% for the quarter ended March 31, 2022, as compared to 3.35% for the quarter ended March 31, 2021, primarily due to lower PPP fee income, lower fair value accretion, and lower yields on interest-earning assets.

Interest and Dividend Income. Total interest and dividend income increased by $1.1 million, or 3.3%, to $33.9 million for the quarter ended March 31, 2022, as compared to $32.8 million for the quarter ended March 31, 2021, primarily due to growth in both the loan and investment securities portfolios, partially offset by lower PPP fee income, lower loan accretion associated with merger accounting, and lower yields on interest-earning assets.

Interest Expense. Interest expense increased by $614,000, or 43.4%, to $2.0 million for the quarters ended March 31, 2022, as compared to $1.4 million for the quarter ended March 31, 2021, driven by deposit growth from new and existing client relationships primarily within money market accounts.

Average interest-bearing liabilities increased by $577.9 million to $3.04 billion during the quarter ended March 31, 2022, from $2.46 billion for the quarter ended March 31, 2021, primarily due to strong core deposit growth, partially offset by lower certificates of deposits and borrowings. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $601.0 million and an increase in average checking account balances of $132.0 million, partially offset by a decrease in average certificates of deposit balances of $95.2 million, a decrease in the average savings account balances of $54.2 million, and a decrease in average other borrowed funds of $5.6 million. The average cost of funds increased to 0.17% for the quarter ended March 31, 2022 from 0.15% for the quarter ended March 31, 2021.

Release of Credit Losses. The Company recorded a release for credit losses of $412,000 for the quarter ended March 31, 2022, as compared to a release for credit losses of $206,000 for the quarter ended March 31, 2021, as a result of improving forward-looking economic assumptions and the resulting decrease in loss expectations in the Company’s allowance for credit losses modeling.

The Company recorded net loan recoveries of $13,000 and $20,000 for the quarters ended March 31, 2022 and March 31, 2021, respectively.

Noninterest Income. Total noninterest income increased by $505,000, or 4.7%, to $11.4 million for the quarter ended March 31, 2022, as compared to $10.8 million for the quarter ended March 31, 2021, primarily as a result of increases in Wealth Management revenue and other income partially offset by a decrease in gain on loans sold and loan related derivative income. Noninterest income was 26.3% of total revenues for the quarter ended March 31, 2022.

•
Wealth Management revenue increased by $423,000, or 5.2%, to $8.6 million for the quarter ended March 31, 2022, as compared to $8.2 million for the quarter ended March 31, 2021. Wealth Management Assets under Management and Administration were $4.7 billion as of March 31, 2022, an increase of $392.0 million, or 9.2%, from $4.3 billion as of March 31, 2021, primarily due to appreciation within the equity markets combined with positive net client asset flows.
•
Other income increased by $863,000 to $1.3 million for the quarter ended March 31, 2022, as compared to $455,000 for the quarter ended March 31, 2021, primarily due to equity warrant revenue associated with an Innovation Banking loan in addition to gains recognized on a community development fund investment.
•
Gain on loans sold decreased by $475,000, or 83.5%, to $94,000 for the quarter ended March 31, 2022, as compared to $569,000 for the quarter ended March 31, 2021, due to decreased sales of residential mortgages.
•
Loan related derivative income decreased by $375,000, or 55.9%, to $296,000 for the quarter ended March 31, 2022, as compared to $671,000 for the quarter ended March 31, 2021, primarily due to lower volume.

The categories of Wealth Management revenues are shown in the following table:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$8,488	$8,006
Financial planning fees and other service fees	86	145
Total wealth management revenues	$8,574	$8,151

The following table presents the changes in Wealth Management assets under management:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,656,183	$3,994,152
Gross client asset inflows	279,097	116,899
Gross client asset outflows	(261,211)	(100,759)
Net market impact	(209,557)	73,519
Balance at the end of the period	$4,464,512	$4,083,811
Weighted average management fee	0.78%	0.80%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended March 31, 2022 and March 31, 2021.

Noninterest Expense. Total noninterest expense increased by $1.7 million, or 6.8%, to $25.9 million for the quarter ended March 31, 2022, as compared to $24.2 million for the quarter ended March 31, 2021, primarily driven by increases in salaries and employee benefits expense, and data processing, partially offset by decreases in professional services and marketing expense.

•
Salaries and employee benefits expense increased by $1.3 million, or 8.4%, primarily due to higher employee benefit costs, recent staffing additions, regular merit increases, and lower loan origination fee deferrals.
•
Data processing expense increased by $611,000, or 30.0%, primarily due to higher costs associated with the Company's new wealth management system implemented during the fourth quarter of 2021 combined with increased client usage of existing bank systems.
•
Professional services decreased by $208,000, or 16.4%, primarily due to lower temporary staff and recruiting expenses.
•
Marketing expense decreased by $239,000, or 51.6%, primarily driven by timing of marketing spend.

Income Tax Expense. The Company recorded a provision for income taxes of $4.4 million for the quarter ended March 31, 2022, as compared to $4.7 million for the quarter ended March 31, 2021. The Company’s effective tax rate was 25.0% for the quarter ended March 31, 2022, as compared to 26.0% for the quarter ended March 31, 2021.

Changes in Financial Condition

Total Assets. Total assets increased by $126.8 million, or 2.6%, from $4.89 billion at December 31, 2021 to $5.02 billion at March 31, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $98.4 million, or 54.6%, from $180.2 million at December 31, 2021 to $81.7 million at March 31, 2022 as the Company invested excess cash.

Investment Securities. The Company’s total investment securities portfolio increased by $129.2 million, or 11.0%, from $1.17 billion at December 31, 2021 to $1.30 billion at March 31, 2022, as the Company invested excess cash.

Loans. Total loans increased by $98.1 million, or 3.0%, from $3.32 billion at December 31, 2021 to $3.42 billion at March 31, 2022. Excluding PPP loans and their associated deferred PPP loan processing fees, total loans increased by $106.7 million, or 3.2%, from December 31, 2021.

•
Residential real estate loans increased by $32.1 million, from $1.42 billion at December 31, 2021 to $1.45 billion at March 31, 2022.

•
CRE loans increased by $68.5 million, from $1.51 billion at December 31, 2021 to $1.58 billion at March 31, 2022.
•
C&I loans, excluding PPP loans and their associated deferred PPP loan processing fees, were relatively unchanged and totaled $249.2 million at March 31, 2022 and $247.2 million at December 31, 2021.
•
PPP loans, net of associated deferred PPP loan processing fees, were $13.6 million at March 31, 2022, as compared to $22.2 million at December 31, 2021, and are included in C&I loans on the consolidated balance sheets.

Bank-Owned Life Insurance. The Company invests in bank-owned life insurance to help offset the costs of its employee benefit plan obligations. Bank-owned life insurance also generally provides noninterest income that is nontaxable. At March 31, 2022, the Company's investment in bank-owned life insurance was $47.2 million, representing an increase of $187,000 from $47.0 million at December 31, 2021, due to increases in the cash surrender value of the policies during 2022.

Deposits. Total deposits grew by $142.6 million, or 3.3%, to $4.47 billion at March 31, 2022 from $4.33 billion at December 31, 2021.

•
Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $170.9 million, or 4.1%, to $4.34 billion at March 31, 2022, as a result of growth from new and existing client relationships.
•
The cost of total deposits for the three months ended March 31, 2022 was 0.17%, as compared to 0.15% for the three months ended March 31, 2021, an increase of two basis points. At March 31, 2022, the spot cost of deposits was 0.16%.
•
Certificates of deposit totaled $133.8 million at March 31, 2022, a decrease of $28.3 million from $162.1 million at December 31, 2021. Total brokered certificates of deposit, which are included within certificates of deposit, were $1.7 million and $2.7 million at March 31, 2022 and December 31, 2021, respectively.

Borrowings. At March 31, 2022 and December 31, 2021, borrowings consisted solely of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings decreased to $16.1 million at March 31, 2022, from $16.5 million at December 31, 2021.

Shareholders’ Equity. Total shareholders’ equity decreased $1.7 million, or 0.4%, to $436.2 million at March 31, 2022, from $437.8 million at December 31, 2021, primarily due to an increase in unrealized losses on the available for sale investment portfolio of $8.2 million, dividend payments of $4.5 million, and a $1.7 million decrease in derivatives valuation adjustments, offset by net income of $13.3 million.

The Company’s ratio of tangible common equity to tangible assets decreased 23 basis points to 7.69% at March 31, 2022, from 7.92% at December 31, 2021, primarily due to increases in unrealized losses within the Company’s available for sale investment securities portfolio combined with asset growth during the quarter ended March 31, 2022. Tangible book value per share decreased by $0.49, or 0.9%, to $54.52 at March 31, 2022, as compared to $55.01 at December 31, 2021.

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

	Three Months Ended
Operating Net Income / Operating Diluted Earnings Per Share	March 31, 2022	December 31, 2021	March 31, 2021
	(dollars in thousands, except share data)
Net Income (a GAAP measure)	$13,316	$13,262	$13,499
Add: Non-operating expenses (GAAP)	—	331	—
Tax effect of non-operating adjustments (1)	—	(92)	—
Operating Net Income (a non-GAAP measure)	$13,316	$13,501	$13,499
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)	(59)	(61)	(57)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)	$13,257	$13,440	$13,442
Weighted Average Diluted Shares	7,010,983	7,007,761	6,987,216
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.89	$1.92	$1.92

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$436,165	$437,837	$407,673
Less: Goodwill and acquisition related intangibles (GAAP)	(54,438)	(54,529)	(54,799)
Tangible Common Equity (a non-GAAP measure)	$381,727	$383,308	$352,874
Total assets (GAAP)	$5,018,379	$4,891,544	$4,253,173
Less: Goodwill and acquisition related intangibles (GAAP)	(54,438)	(54,529)	(54,799)
Tangible assets (a non-GAAP measure)	$4,963,941	$4,837,015	$4,198,374
Tangible Common Equity Ratio (a non-GAAP measure)	7.69%	7.92%	8.41%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$381,727	$383,308	$352,874
Common shares outstanding	7,000,995	6,968,192	6,960,194
Tangible Book Value Per Share (a non-GAAP measure)	$54.52	$55.01	$50.70

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

The fair value of securities available for sale totaled $188.2 million and included gross unrealized gains of $53,000 and gross unrealized losses of $14.5 million at March 31, 2022. At December 31, 2021, the fair value of securities available for sale totaled $197.8 million and included gross unrealized gains of $1.2 million and gross unrealized losses of $4.7 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2022 are carried at their amortized cost of $1.12 billion. At December 31, 2021, the amortized cost of securities held to maturity totaled $977.1 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$21,668	11%	$23,011	12%
Mortgage-backed securities	164,779	88%	173,028	87%
Corporate debt securities	1,758	1%	1,764	1%
Total securities available for sale	$188,205	100%	$197,803	100%
Held to maturity securities
Mortgage-backed securities	$1,009,206	91%	$864,983	88%
Corporate debt securities	2,498	—%	6,997	1%
Municipal securities	104,120	9%	105,081	11%
Total securities held to maturity	$1,115,824	100%	$977,061	100%
Total	$1,304,029		$1,174,864

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At March 31, 2022	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,997	0.5%	$5,000	2.3%	$8,000	2.6%	$22,997	1.6%
Mortgage-backed securities	—	—	9,378	1.9%	47,145	1.5%	121,425	1.2%	177,948	1.3%
Corporate debt securities	759	0.6%	984	2.7%	—	—	—	—	1,743	1.8%
Total available for sale securities	$759	0.6%	$20,359	1.3%	$52,145	1.6%	$129,425	1.2%	$202,688	1.3%

Held to maturity securities
Mortgage-backed securities	$—	—	$15,139	2.2%	$56,143	1.9%	$937,924	1.7%	$1,009,206	1.7%
Corporate debt securities	2,498	2.5%	—	3	—	—	—	—	2,498	2.5%
Municipal securities	5,302	4.0%	17,858	3.6%	35,973	3.4%	44,987	2.7%	104,120	3.2%
Total held to maturity securities	$7,800	3.5%	$32,997	3.0%	$92,116	2.5%	$982,911	1.7%	$1,115,824	1.8%
Total	$8,559	3.2%	$53,356	2.3%	$144,261	2.1%	$1,112,336	1.7%	$1,318,512	1.7%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of March 31, 2022 or December 31, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, C&I loans, CRE loans, construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy, with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is generally dependent on energy output and is generated from the contracted sale of energy credits or wholesale energy sales as well as state mandated incentive programs. For PPP loans, the SBA generally guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$747,716	22%	$716,456	22%
Mortgages - adjustable rate	669,495	20%	679,675	21%
Construction	21,722	1%	13,012	0%
Deferred costs, net of unearned fees	8,208	0%	5,936	0%
Total residential mortgages	1,447,141	43%	1,415,079	43%
Commercial mortgage
Mortgages - non-owner occupied	1,336,997	39%	1,272,135	38%
Mortgages - owner occupied	151,173	4%	150,632	4%
Construction	89,200	3%	86,246	3%
Deferred costs, net of unearned fees	2,124	0%	1,989	0%
Total commercial mortgages	1,579,494	46%	1,511,002	45%
Home equity
Home equity - lines of credit	84,465	2%	85,639	3%
Home equity - term loans	1,781	0%	2,017	0%
Deferred costs, net of unearned fees	313	0%	304	0%
Total home equity	86,559	2%	87,960	3%
Commercial and industrial
Commercial and industrial	248,960	8%	247,024	7%
PPP loans	13,963	0%	22,856	1%
Unearned fees, net of deferred costs	(151)	0%	(434)	0%
Total commercial and industrial	262,772	8%	269,446	8%
Consumer
Secured	40,374	1%	34,308	1%
Unsecured	861	0%	1,303	0%
Deferred costs, net of unearned fees	12	0%	8	0%
Total consumer	41,247	1%	35,619	1%
Total loans	$3,417,213	100%	$3,319,106	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.45 billion at March 31, 2022, an increase of $32.1 million, or 2.3%, from $1.42 billion at December 31, 2021, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 43% of total loans at both March 31, 2022 and December 31, 2021.

The average loan balance outstanding in the residential portfolio was $509,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of March 31, 2022. At March 31, 2022, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, and refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $647,200 in 2022 from $548,250 in 2021, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet its Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank's CRA Assessment Area.

Generally, residential construction loans are based on complete value per plans and specifications, with loan proceeds used to construct the house for single family primary residence. Loans are provided for terms up to 12 months during the construction phase, with loan-to-values that generally do not exceed 80% on as complete basis. The loans then convert to permanent financing at terms up to 360 months.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $168.0 million at March 31, 2022 and $170.8 million at December 31, 2021.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Originations for retention in portfolio	$108,313	$142,217
Originations for sale to the secondary market	3,635	14,821
Total	$111,948	$157,038

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Loans sold with servicing rights retained	$4,214	$16,641
Loans sold with servicing rights released	—	1,734
Total	$4,214	$18,375

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights amounted to $1.1 million at March 31, 2022 and December 31, 2021.

Commercial Mortgage (CRE). CRE loans were $1.58 billion as of March 31, 2022, an increase of $68.5 million, or 4.5%, from $1.51 billion at December 31, 2021. The CRE loan portfolio represented 46% and 45% of total loans at March 31, 2022 and December 31, 2021, respectively. The average loan balance outstanding in this portfolio was $2.0 million, and the largest individual CRE loan outstanding was $29.5 million as of March 31, 2022. At March 31, 2022, this commercial mortgage was performing in accordance with its original terms.

CRE loans are secured by a variety of property types, inclusive of multi-family dwellings, retail facilities, office buildings, commercial mixed use, lodging, industrial and warehouse properties, and other specialized properties.

Generally, CRE loans are for terms of up to 10 years, with loan-to-values that generally do not exceed 75%. Amortization schedules are long-term, and thus, a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates.

Generally, commercial construction loans are speculative in nature, with loan proceeds used to acquire and develop real estate property for sale or rental. Loans are typically provided for terms up to 36 months during the construction phase, with loan-to-values that generally do not exceed 75% on both an “as is” and “as complete and stabilized” basis. Construction projects are primarily for the development of residential property types, inclusive of one-to-four family and multifamily properties.

Home Equity. The home equity portfolio totaled $86.6 million and $88.0 million at March 31, 2022 and December 31, 2021, respectively. The home equity portfolio represented 2% and 3% of total loans at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the largest home equity line of credit was $3.5 million and had an outstanding balance of $2.3 million. At March 31, 2022, this line of credit was performing in accordance with its original terms.

Home equity lines of credit are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area. Home equity lines of credit are generally underwritten with the same criteria that the Company uses to underwrite one-to-four family residential mortgage loans.

Home equity lines of credit are revolving lines of credit, which generally have a term between 15 and 20 years, with draws available for the first 10 years. The 15-year lines of credit are interest only during the first 10 years and amortize on a five-year basis thereafter. The 20-year lines of credit are interest only during the first 10 years and amortize on a 10-year basis thereafter. The Company generally originates home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum combined loan-to-values are determined based on an applicant’s loan/line amount and the estimated property value. Lines of credit above $1.0 million generally will not exceed combined loan-to-value of 75%. Rates are adjusted monthly based on changes in a designated market index. The Company also offers home equity term loans, which are extended as second mortgages on owner-occupied residential properties in its market area. Home equity term loans are fixed rate second mortgage loans, which generally have a term between five and 20 years.

Commercial and Industrial (“C&I”). The C&I portfolio totaled $262.8 million and $269.4 million at March 31, 2022 and December 31, 2021, respectively. The C&I portfolio represented 8% of total loans at both March 31, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio, excluding PPP loans and the associated deferred PPP processing fees, was $562,000, and the largest individual C&I loan outstanding was $13.7 million as of March 31, 2022. At March 31, 2022, this loan was performing in accordance with its original terms.

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

Loans under the SBA’s PPP program, net of associated deferred PPP processing fees, totaled $13.6 million at March 31, 2022 and $22.2 million at December 31, 2021, and are included in the C&I portfolio.

At March 31, 2022, commercial renewable energy loans totaled $107.7 million and the average loan balance outstanding in this portfolio was $2.4 million. The largest individual loan outstanding was $8.0 million, and was performing in accordance with its original terms at March 31, 2022.

Consumer Loans. The consumer loan portfolio totaled $41.2 million at March 31, 2022 and $35.6 million at December 31, 2021. Consumer loans represented 1% of the total loan portfolio at both March 31, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio was $14,000 and the largest individual consumer loan outstanding was $1.9 million as of March 31, 2022. At March 31, 2022, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company's portfolio based on their loan type and contractual terms to maturity at March 31, 2022. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2022
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$5,592	$7,322	$125,135	$1,309,092	$1,447,141
Commercial mortgage	15,379	331,233	1,119,198	113,684	1,579,494
Home equity	120	4,055	62,918	19,466	86,559
Commercial and industrial	26,564	85,694	114,693	35,821	262,772
Consumer	41,149	33	65	—	41,247
Total	$88,804	$428,337	$1,422,009	$1,478,063	$3,417,213

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at March 31, 2022. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2022
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$767,719	$679,422	$—	$1,447,141
Commercial mortgage	578,580	410,991	589,923	1,579,494
Home equity	1,972	—	84,587	86,559
Commercial and industrial	53,654	29,602	179,516	262,772
Consumer	239	—	41,008	41,247
Total	$1,402,164	$1,120,015	$895,034	$3,417,213

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	March 31,	December 31,
	2022	2021
	(dollars in thousands)
Non-accrual loans	$5,206	$4,628
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	737	758
Total non-performing loans	$5,943	$5,386
Nonperforming loans as a percentage of gross loans	0.17%	0.16%
Nonperforming loans as a percentage of total assets	0.12%	0.11%

Total non-performing loans increased by $557,000, or 10.3%, at March 31, 2022, as compared to December 31, 2021, primarily due to an increase in residential and home equity loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2022 and December 31, 2021, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing restructured loans are placed into non-accrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Troubled debt restructurings are individually evaluated for credit losses.

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). As a result of the CAA, the suspension of TDR accounting was extended to January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at March 31, 2022 and will not be reported as past due during the deferral period. As of March 31, 2022, the Company had $4.4 million of loans remaining in deferral.

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	At and For the Three Months Ended	At and For the Years Ended
	March 31,	December 31,
	2022	2021
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$3,417,213	$3,319,106
Average loans outstanding (net of unearned fees and deferred costs)	$3,360,784	$3,240,876
Loans on non-accrual	$5,206	$4,628
Allowance for credit losses at end of period	$34,110	$34,496
Net (charge-offs) recoveries to average loans outstanding - Total	0.00%	0.00%
Non-accrual loans to loans outstanding at period end	0.15%	0.16%
Allowance for credit losses to total loans (ex. PPP loans)	1.00%	1.05%
Ratio of allowance for credit losses on loans to loans on non-accrual	655.21%	745.38%
Ratio of allowance for credit losses to loans outstanding	1.00%	1.04%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	March 31, 2022			December 31, 2021
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$13,193	39%	43%	$13,383	39%	43%
Commercial mortgages	17,138	50	46	17,133	49	46
Home equity	377	1	2	406	1	2
Commercial and industrial	2,897	9	8	2,989	9	8
Consumer	505	1	1	585	2	1
Total Allowance	$34,110	100%	100%	$34,496	100%	100%

Sources of Funds

General. Deposits traditionally have been the Company's primary source of funds for its investment and lending activities. The Company also borrows from the FHLB of Boston or the Federal Reserve Bank of Boston (“FRB of Boston”) and utilizes brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage its cost of funds. The Company’s additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

Deposits. The Company accepts deposits primarily from customers in the communities in which its branches and offices are located, as well as from small- and medium-sized businesses and other customers throughout its lending area. The Company relies on its competitive pricing and products, convenient locations, and client service to attract and retain deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and the Company's deposit growth goals. The Company may also access the brokered deposit market for funding.

The following table sets forth the Company’s deposits for the periods indicated:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,426,310	32.0%	$1,393,935	32.1%
Interest bearing checking	785,003	17.5%	763,188	17.6%
Money market	1,209,765	27.0%	1,104,238	25.5%
Savings	918,895	20.5%	907,722	21.0%
Retail certificates of deposit under $250,000	89,009	2.0%	99,196	2.3%
Retail certificates of deposit of $250,000 or greater	43,045	1.0%	60,171	1.4%
Wholesale certificates of deposit	1,708	0.0%	2,702	0.1%
Total	$4,473,735	100.0%	$4,331,152	100.0%

At March 31, 2022, the Company had a total of $132.1 million in certificates of deposit, excluding brokered deposits, of which $107.5 million had remaining maturities of one year or less. As of March 31, 2022 and December 31, 2021, the Company had a total of $1.7 million and $2.7 million of brokered deposits, respectively.

Borrowings. Total borrowings were $16.1 million at March 31, 2022, a decrease of $370,000, as compared to $16.5 million at December 31, 2021. The Company’s borrowings consisted of advances from the FHLB of Boston. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at March 31, 2022 was approximately $815.3 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston.

The Company had no borrowings outstanding with the FRB of Boston at March 31, 2022. The Company’s borrowing capacity at the FRB of Boston at March 31, 2022 was approximately $511.8 million.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,314,082	$28,404	3.48%	$3,231,227	$29,044	3.57%	$3,142,319	$30,325	3.91%
Tax-exempt	46,702	443	3.85	46,152	448	3.85	26,279	281	4.34
Securities available for sale (3)
Taxable	203,193	650	1.30	207,207	613	1.17	229,693	694	1.23
Securities held to maturity
Taxable	937,047	3,761	1.63	704,880	2,741	1.54	183,678	891	1.97
Tax-exempt	104,837	828	3.20	105,731	845	3.17	102,348	832	3.30
Cash and cash equivalents	147,977	54	0.15	174,088	63	0.14	144,567	31	0.09
Total interest-earning assets (4)	4,753,838	34,140	2.91%	4,469,285	33,754	3.00%	3,828,884	33,054	3.50%
Non-interest-earning assets	238,864			243,647			259,248
Allowance for credit losses	(34,780)			(35,108)			(35,988)
Total assets	$4,957,922			$4,677,824			$4,052,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$764,706	$44	0.02%	$712,123	$67	0.04%	$632,754	$83	0.05%
Savings accounts	923,168	177	0.08	942,118	218	0.09	977,415	272	0.11
Money market accounts	1,187,173	1,570	0.54	969,233	1,152	0.47	586,142	537	0.37
Certificates of deposit	144,114	105	0.30	177,960	170	0.38	239,356	383	0.65
Total interest-bearing deposits	3,019,161	1,896	0.25	2,801,434	1,607	0.23	2,435,667	1,275	0.21
Other borrowed funds	16,369	133	3.30	16,636	131	3.12	22,009	140	2.58
Total interest-bearing liabilities	3,035,530	2,029	0.27%	2,818,070	1,738	0.24%	2,457,676	1,415	0.23%
Non-interest-bearing liabilities
Demand deposits	1,388,409			1,324,162			1,085,048
Other liabilities	97,373			105,698			104,744
Total liabilities	4,521,312			4,247,930			3,647,468
Shareholders’ equity	436,610			429,894			404,676
Total liabilities & shareholders’ equity	$4,957,922			$4,677,824			$4,052,144
Net interest income on a fully taxable equivalent basis		32,111			32,016			31,639
Less taxable equivalent adjustment		(267)			(270)			(233)
Net interest income		$31,844			$31,746			$31,406
Net interest spread (5)			2.64%			2.76%			3.27%
Net interest margin (6)			2.74%			2.84%			3.35%

(1)
Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)
Non-accrual loans are included in average amounts outstanding.
(3)
Average balances of securities available for sale calculated utilizing amortized cost.

(4)
FHLB of Boston stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans outstanding during 2022 and 2021, and the weighted average cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans outstanding during 2022 and 2021.

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

	Three Months Ended March 31, 2022
	Compared with
	Three Months Ended March 31, 2021
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$1,597	$(3,518)	$(1,921)
Tax-exempt	197	(35)	162
Securities available for sale
Taxable	(83)	39	(44)
Securities held to maturity
Taxable	3,049	(179)	2,870
Tax-exempt	20	(24)	(4)
Cash and cash equivalents	1	22	23
Total interest income	$4,781	$(3,695)	$1,086
Interest expense
Deposits
Checking accounts	$15	$(54)	$(39)
Savings accounts	(14)	(81)	(95)
Money market accounts	721	312	1,033
Certificates of deposit	(117)	(161)	(278)
Total interest-bearing deposits	605	16	621
Other borrowed funds	(41)	34	(7)
Total interest expense	$564	$50	$614
Change in net interest income	$4,217	$(3,745)	$472

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the quarter ended March 31, 2022 was 2.67%, representing a 49 basis points decrease from the adjusted net interest margin of 3.16% for the quarter ended March 31, 2021.

	Three Months Ended
	March 31, 2022
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,753,838
Net interest income on a fully taxable equivalent basis (GAAP)		$32,111
Net interest margin on a fully taxable equivalent basis (GAAP)			2.74%
Less: Paycheck Protection Program loan impact	(17,650)	(311)	-0.02%
Less: Accretion of loan fair value adjustments		(642)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis	$4,736,188	$31,158	2.67%

MArket Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its investment, borrowing, lending and deposit gathering activities, and within the Company's wealth management operations. To that end, management actively monitors and manages its interest rate risk exposure.

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Responsibility for the management of the Company’s interest rate sensitivity position falls under the authority of the Board of Directors (the “Board”) which, in turn, has assigned authority for its formulation, revision and administration to the Risk Committee of the Board of Directors who reviews, approves and reports on information provided by the Investment and Asset/Liability Committee (the “ALCO”). The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston’s discount window, and certificates of deposit from institutional brokers.

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

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a parallel interest rate shift, or “instantaneous shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 24 months.

As of March 31, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(1.2)	14.4
+200	(1.4)	10.5
+100	(0.9)	7.2
–100	(0.1)	(1.7)

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 24 months.

As of March 31, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	5.1	9.3
–100	0.9	0.7

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

These estimates of changes in the Company’s net interest income require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Although the analysis provides an indication of the Company's interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates and will differ from actual results.

Economic Value of Equity Analysis. The Company also analyzes the sensitivity of the Bank’s financial condition to changes in interest rates through its economic value of equity model. This analysis measures the difference between estimated changes in the present value of the Bank’s assets and estimated changes in the present value of the Bank’s liabilities assuming various changes in current interest rates.

The Bank’s economic value of equity analysis as of March 31, 2022, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 3.1% increase in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 12.9%. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 14.0% decrease in the economic value of equity, resulting in an economic value of equity ratio of 9.9%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of March 31, 2022. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

The estimates of changes in the economic value of the Company's equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on the economic value of its equity. Although the economic value of equity analysis provides an indication of the Company's interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Company's equity and will differ from actual results.

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices. The Company's Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike industrial companies, the Company's assets and liabilities are primarily monetary in nature. As a result, generally speaking, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At March 31, 2022, the Company had access to funds totaling $1.85 billion.

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

Capital Adequacy. Total shareholders’ equity was $436.2 million at March 31, 2022, as compared to $437.8 million at December 31, 2021. The Company’s equity decreased primarily due to an increase in unrealized losses on the available for sale investment portfolio of $8.2 million, dividend payments of $4.5 million, and a $1.7 million decrease in derivatives valuation adjustments offset by net income of $13.3 million. Book value per share at March 31, 2022 and December 31, 2021 amounted to $62.30 and $62.83, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2022, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13- Shareholders' equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Off-Balance-Sheet Arrangements. The Company's significant off-balance-sheet arrangements consist of the following:

•
commitments to originate and sell loans,
•
standby and commercial letters of credit,
•
unused lines of credit,
•
unadvanced portions of construction loans,
•
unadvanced portions of other loans,
•
loan related derivatives, and
•
risk participation agreements.

Off-balance-sheet arrangements are more fully discussed within Note 11 – Financial Instruments with Off-Balance-Sheet Risk. to the Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Item 2 of this report under “Market Risk and Asset Liability Management.”

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of the Company's systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, please refer to the "Risk Factors" sections in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2022:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
January 1 to January 31, 2022	3,612	$92.07
February 1 to February 28, 2022	1,600	$88.18
March 1 to March 31, 2022	9,328	$82.00
Total	14,540	$85.85
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 14, 2022, the Company's Board of Directors authorized a share repurchase program (the "2022 Repurchase Program") to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2021, with such purchases occurring prior to March 14, 2023, provided that the aggregate purchase price does not exceed $32.0 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2022 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2022 Repurchase Program replaces the 2021 Repurchase Program which expired on March 15, 2022. The Company did not repurchase any shares under its Repurchase Program during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

May 5, 2022	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

May 5, 2022
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)