Form 10-Q
period 2022-06-30
CAMBRIDGE BANCORP
filed 2022-08-04
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022 the registrant had 7,006,525 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$25,023	$180,153
Investment securities
Available for sale, at fair value (amortized cost $194,014 and $201,270, respectively)	173,952	197,803
Held to maturity, at amortized cost (fair value $990,221 and $971,092, respectively)	1,105,858	977,061
Total investment securities	1,279,810	1,174,864
Loans held for sale, at lower of cost or fair value	—	1,490
Loans
Residential mortgage	1,482,551	1,415,079
Commercial mortgage	1,636,867	1,511,002
Home equity	91,835	87,960
Commercial and industrial	268,170	269,446
Consumer	44,069	35,619
Total loans	3,523,492	3,319,106
Less: allowance for credit losses on loans	(34,124)	(34,496)
Net loans	3,489,368	3,284,610
Federal Home Loan Bank of Boston Stock, at cost	10,518	4,816
Bank owned life insurance	33,621	46,970
Banking premises and equipment, net	16,682	17,326
Right-of-use asset operating leases	28,235	31,273
Deferred income taxes, net	12,202	9,985
Accrued interest receivable	10,061	9,162
Goodwill	51,912	51,912
Merger-related intangibles, net	2,436	2,617
Other assets	98,067	76,366
Total assets	$5,057,935	$4,891,544
Liabilities
Deposits
Demand	$1,399,141	$1,393,935
Interest-bearing checking	710,150	763,188
Money market	1,130,848	1,104,238
Savings	898,178	907,722
Certificates of deposit	125,740	162,069
Total deposits	4,264,057	4,331,152
Borrowings	252,867	16,510
Operating lease liabilities	30,659	33,871
Other liabilities	68,301	72,174
Total liabilities	4,615,884	4,453,707
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,007,063 shares and 6,968,192 shares, respectively	7,007	6,968
Additional paid-in capital	229,918	229,205
Retained earnings	220,907	202,874
Accumulated other comprehensive loss	(15,781)	(1,210)
Total shareholders’ equity	442,051	437,837
Total liabilities and shareholders’ equity	$5,057,935	$4,891,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$30,235	$30,557	$58,639	$60,882
Interest on tax-exempt loans	354	275	704	497
Interest on taxable investment securities	4,989	2,023	9,400	3,608
Interest on tax-exempt investment securities	627	633	1,281	1,291
Dividends on FHLB of Boston stock	32	12	57	12
Interest on overnight investments	42	28	96	59
Total interest and dividend income	36,279	33,528	70,177	66,349
Interest expense
Interest on deposits	1,844	1,006	3,740	2,281
Interest on borrowed funds	254	141	387	281
Total interest expense	2,098	1,147	4,127	2,562
Net interest and dividend income	34,181	32,381	66,050	63,787
Release of credit losses	—	(901)	(412)	(1,107)
Net interest and dividend income after release of credit losses	34,181	33,282	66,462	64,894
Noninterest income
Wealth management revenue	8,122	8,623	16,696	16,774
Deposit account fees	732	484	1,238	958
ATM/Debit card income	427	405	806	738
Bank owned life insurance income	1,343	209	1,530	405
Gain on loans sold, net	4	165	98	734
Loan related derivative income	45	567	341	1,238
Other income	476	453	1,794	908
Total noninterest income	11,149	10,906	22,503	21,755
Noninterest expense
Salaries and employee benefits	17,048	16,462	34,439	32,508
Occupancy and equipment	3,613	3,503	7,155	7,079
Data processing	2,601	2,179	5,246	4,213
Professional services	1,070	1,297	2,134	2,569
Marketing	218	953	442	1,416
FDIC insurance	472	261	927	597
Non-operating expenses	246	—	246	—
Other expenses	1,029	618	1,583	1,110
Total noninterest expense	26,297	25,273	52,172	49,492
Income before income taxes	19,033	18,915	36,793	37,157
Income tax expense	5,375	4,971	9,819	9,714
Net income	$13,658	$13,944	$26,974	$27,443
Share data:
Weighted average shares outstanding, basic	6,981,907	6,930,268	6,959,856	6,918,779
Weighted average shares outstanding, diluted	7,026,807	6,998,936	7,013,538	6,993,437
Basic earnings per share	$1.95	$2.00	$3.86	$3.95
Diluted earnings per share	$1.94	$1.98	$3.83	$3.91

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Net income	$13,658	$13,944	$26,974	$27,443
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(4,137)	1,035	(12,364)	(1,852)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(257)	3	(1,483)	(319)
Less: reclassification adjustment for losses realized in net income	(283)	(466)	(724)	(920)
Total unrealized losses on interest rate swaps	(540)	(463)	(2,207)	(1,239)
Defined benefit retirement plans
Change in retirement liabilities	—	7	—	15
Other comprehensive income (loss)	(4,677)	579	(14,571)	(3,076)
Comprehensive income	$8,981	$14,523	$12,403	$24,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at March 31, 2021	$6,960	$226,841	$175,093	$(1,221)	$407,673
Net income	—	—	13,944	—	13,944
Other comprehensive income	—	—	—	579	579
Share based compensation and other share-based activity	6	1,546	—	—	1,552
Dividends declared ($0.61 per share)	—	—	(4,247)	—	(4,247)
Balance at June 30, 2021	$6,966	$228,387	$184,790	$(642)	$419,501

Balance at March 31, 2022	$7,001	$228,538	$211,730	$(11,104)	$436,165
Net income	—	—	13,658	—	13,658
Other comprehensive loss	—	—	—	(4,677)	(4,677)
Share based compensation and other share-based activity	6	1,380	—	—	1,386
Dividends declared ($0.64 per share)	—	—	(4,481)	—	(4,481)
Balance at June 30, 2022	$7,007	$229,918	$220,907	$(15,781)	$442,051

	Six Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	27,443	—	27,443
Other comprehensive loss	—	—	—	(3,076)	(3,076)
Share based compensation and other share-based activity	39	1,420	—	—	1,459
Dividends declared ($1.16 per share)	—	—	(8,057)	—	(8,057)
Balance at June 30, 2021	$6,966	$228,387	$184,790	$(642)	$419,501

Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	26,974	—	26,974
Other comprehensive loss	—	—	—	(14,571)	(14,571)
Share based compensation and other share-based activity	39	713	—	—	752
Dividends declared ($1.28 per share)	—	—	(8,941)	—	(8,941)
Balance at June 30, 2022	$7,007	$229,918	$220,907	$(15,781)	$442,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,974	$27,443
Adjustments to reconcile net income to net cash provided by operating activities:
Release of credit losses	(412)	(1,107)
Amortization (accretion) of deferred charges and fees, net	1,170	(860)
(Accretion), depreciation, and amortization, net	268	(1,846)
Bank owned life insurance income	(1,530)	(405)
Share-based compensation and other share-based activity	752	1,459
Change in accrued interest receivable	(899)	531
Deferred income tax expense	2,872	2,278
Change in loans held for sale	1,490	5,998
Change in other assets, net	(26,817)	6,319
Change in other liabilities, net	(2,008)	(8,634)
Net cash provided by operating activities	1,860	31,176
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(624,799)	(771,775)
Proceeds from principal payments of loans	445,460	649,435
Purchase of loans	(23,655)	—
Proceeds from calls/maturities of securities available for sale	17,201	21,852
Purchase of securities available for sale	(10,170)	—
Proceeds from calls/maturities of securities held to maturity	75,089	27,606
Purchase of securities held to maturity	(205,063)	(273,345)
Death benefit on bank-owned life insurance	4,068	—
Redemption on bank-owned life insurance	10,811	—
(Purchase) Redemption of FHLB of Boston stock	(5,702)	918
Purchase of banking premises and equipment	(647)	(725)
Net cash used in investing activities	(317,407)	(346,034)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(30,766)	402,449
Change in certificates of deposit	(36,268)	(40,837)
Change in borrowings	236,392	(15,693)
Cash dividends paid on common stock	(8,941)	(8,057)
Net cash provided by financing activities	160,417	337,862
Net change in cash and cash equivalents	(155,130)	23,004
Cash and cash equivalents at beginning of period	180,153	75,785
Cash and cash equivalents at end of period	$25,023	$98,789
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,136	$2,680
Income taxes	15,337	4,890

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of June 30, 2022 and December 31, 2021, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

3. Subsequent Events

Management has reviewed events occurring through August 4, 2022, the date the unaudited consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

4. Recently Issued Accounting Guidance

Accounting Pronouncements Yet to be Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, the amendments in this ASU require an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that the adoption of this guidance will have on the disclosures within its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments in this ASU also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. These amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this guidance will have on its consolidated financial statements.

5. Cash and cash equivalents

At June 30, 2022 and December 31, 2021, cash and cash equivalents totaled $25.0 million and $180.2 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at June 30, 2022, as compared to the $13.3 million pledged at December 31, 2021. See Note 16- Derivative and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,997	$—	$(1,922)	$21,075	$22,996	$246	$(231)	$23,011
Mortgage-backed securities	169,273	14	(18,157)	151,130	176,531	959	(4,462)	173,028
Corporate debt securities	1,744	9	(6)	1,747	1,743	24	(3)	1,764
Total available for sale securities	$194,014	$23	$(20,085)	$173,952	$201,270	$1,229	$(4,696)	$197,803

Held to maturity securities
Mortgage-backed securities	$1,004,629	$21	$(107,309)	$897,341	$864,983	$3,981	$(13,258)	$855,706
Corporate debt securities	2,749	1	(5)	2,745	6,997	26	—	7,023
Municipal securities	98,480	307	(8,652)	90,135	105,081	3,798	(516)	108,363
Total held to maturity securities	$1,105,858	$329	$(115,966)	$990,221	$977,061	$7,805	$(13,774)	$971,092
Total	$1,299,872	$352	$(136,051)	$1,164,173	$1,178,331	$9,034	$(18,470)	$1,168,895

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2022 or at December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$11,830	$(1,170)	$9,245	$(752)	$21,075	$(1,922)
Mortgage-backed securities	77,487	(4,768)	73,190	(13,389)	150,677	(18,157)
Corporate debt securities	—	—	749	(6)	749	(6)
Total available for sale securities	$89,317	$(5,938)	$83,184	$(14,147)	$172,501	$(20,085)

Held to maturity securities
Mortgage-backed securities	$806,188	$(91,491)	$88,138	$(15,818)	$894,326	$(107,309)
Corporate debt securities	245	(5)	—	—	245	(5)
Municipal securities	45,807	(6,608)	6,078	(2,044)	51,885	(8,652)
Total held to maturity securities	$852,240	$(98,104)	$94,216	$(17,862)	$946,456	$(115,966)
Total	$941,557	$(104,042)	$177,400	$(32,009)	$1,118,957	$(136,051)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,881	$(115)	$4,884	$(116)	$9,765	$(231)
Mortgage-backed securities	74,724	(2,253)	47,871	(2,209)	122,595	(4,462)
Corporate debt securities	760	(3)	—	—	760	(3)
Total available for sale securities	$80,365	$(2,371)	$52,755	$(2,325)	$133,120	$(4,696)

Held to maturity securities
Mortgage-backed securities	$740,966	$(12,509)	$15,345	$(749)	$756,311	$(13,258)
Municipal securities	12,607	(194)	5,716	(322)	18,323	(516)
Total held to maturity securities	$753,573	$(12,703)	$21,061	$(1,071)	$774,634	$(13,774)
Total	$833,938	$(15,074)	$73,816	$(3,396)	$907,754	$(18,470)

As of June 30, 2022, 390 debt securities had gross unrealized losses, with an aggregate depreciation of 10.8% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $1.6 million, or 16.6% of its amortized cost. The largest unrealized loss percentage of any single security was 31.7% of its amortized cost, or $745,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of June 30, 2022.

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

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
At June 30, 2022	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,997	$9,245	$5,000	$4,678	$8,000	$7,152	$22,997	$21,075
Mortgage-backed securities	—	—	8,833	8,506	45,909	40,953	114,531	101,671	169,273	151,130
Corporate debt securities	1,744	1,747	—	—	—	—	—	—	1,744	1,747
Total available for sale securities	$1,744	$1,747	$18,830	$17,751	$50,909	$45,631	$122,531	$108,823	$194,014	$173,952

Held to maturity securities
Mortgage-backed securities	$—	$—	$14,582	$14,245	$55,917	$52,819	$934,130	$830,277	$1,004,629	$897,341
Corporate debt securities	2,499	2,500	250	245	—	—	—	—	2,749	2,745
Municipal securities	4,143	4,166	17,656	17,787	32,309	32,025	44,372	36,157	98,480	90,135
Total held to maturity securities	$6,642	$6,666	$32,488	$32,277	$88,226	$84,844	$978,502	$866,434	$1,105,858	$990,221
Total	$8,386	$8,413	$51,318	$50,028	$139,135	$130,475	$1,101,033	$975,257	$1,299,872	$1,164,173

There were no sales of investment securities during the three and six months ended June 30, 2022 and June 30, 2021.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$151,130	$750	$—	$21,075	$172,955
BBB/BB/B	—	997	—	—	997
Total available for sale securities	$151,130	$1,747	$—	$21,075	$173,952
Held to maturity securities, at amortized cost
AAA/AA/A	$1,004,629	$2,749	$98,480	$—	$1,105,858
Total held to maturity securities	$1,004,629	$2,749	$98,480	$—	$1,105,858

	December 31, 2021
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$173,028	$759	$—	$23,011	$196,798
BBB/BB/B	—	1,005	—	—	1,005
Total available for sale securities	$173,028	$1,764	$—	$23,011	$197,803
Held to maturity securities, at amortized cost
AAA/AA/A	$864,983	$6,997	$105,081	$—	$977,061
Total held to maturity securities	$864,983	$6,997	$105,081	$—	$977,061

(1)
Includes agency mortgage-backed pass-through securities and collateralized mortgage obligations issued by U.S. Government Sponsored Enterprises ("GSEs") and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or Standard & Poor's. Each security contains a guarantee by the issuing U.S. GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$781,649	$716,456
Mortgages - adjustable rate	668,528	679,675
Construction	25,413	13,012
Deferred costs, net of unearned fees	6,961	5,936
Total residential mortgages	1,482,551	1,415,079

Commercial mortgage
Mortgages - non-owner occupied	1,403,363	1,272,135
Mortgages - owner occupied	148,480	150,632
Construction	82,739	86,246
Deferred costs, net of unearned fees	2,285	1,989
Total commercial mortgages	1,636,867	1,511,002

Home equity
Home equity - lines of credit	89,790	85,639
Home equity - term loans	1,706	2,017
Deferred costs, net of unearned fees	339	304
Total home equity	91,835	87,960

Commercial and industrial
Commercial and industrial	265,295	247,024
PPP loans	2,652	22,856
Unearned fees, net of deferred costs	223	(434)
Total commercial and industrial	268,170	269,446

Consumer
Secured	43,181	34,308
Unsecured	874	1,303
Deferred costs, net of unearned fees	14	8
Total consumer	44,069	35,619
Total loans	$3,523,492	$3,319,106

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020 and provided emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Among other things, the CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, the Company was authorized to originate PPP loans.

PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company did not record an allowance for credit losses for PPP loans at June 30, 2022 or December 31, 2021.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	June 30, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,067	$450	$520	$101	$5,138
Troubled debt restructurings	646	—	—	95	741
Total	$4,713	$450	$520	$196	$5,879

	December 31, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,777	$517	$223	$111	$4,628
Troubled debt restructurings	652	—	—	106	758
Total	$4,429	$517	$223	$217	$5,386

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. As a result of the enactment of the Consolidated Appropriations Act, 2021, in January 2021, the suspension of TDR accounting was extended to, and expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided that these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at June 30, 2022 and will not be reported as past due during the deferral period. The Company had no loans in deferral as of June 30, 2022.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of June 30, 2022

	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$202,979	$528,323	$291,931	$118,731	$81,085	$254,789	$—	$1,477,838
Non-performing	—	—	147	—	713	3,853	—	4,713
Total	$202,979	$528,323	$292,078	$118,731	$81,798	$258,642	$—	$1,482,551

Home equity:
Current	$—	$—	$392	$1,864	$4,355	$9,826	$74,878	$91,315
Non-performing	—	—	—	520	—	—	—	520
Total	$—	$—	$392	$2,384	$4,355	$9,826	$74,878	$91,835

Consumer:
Current	$15,945	$10,181	$6,640	$1,365	$2,600	$6,738	$600	$44,069
Non-performing	—	—	—	—	—	—	—	—
Total	$15,945	$10,181	$6,640	$1,365	$2,600	$6,738	$600	$44,069

	Credit Quality Indicator - by Origination Year as of June 30, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$235,399	$314,981	$235,504	$284,164	$145,208	$350,393	$—	$1,565,649
7 (Special Mention)	—	—	1,081	40,582	22,220	6,847	—	70,730
8 (Substandard)	—	—	—	—	—	488	—	488
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$235,399	$314,981	$236,585	$324,746	$167,428	$357,728	$—	$1,636,867
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$19,941	$74,530	$75,736	$36,897	$32,042	$22,137	$435	$261,718
7 (Special Mention)	—	264	266	2,145	407	176	10	3,268
8 (Substandard)	—	—	696	2,259	95	134	—	3,184
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$19,941	$74,794	$76,698	$41,301	$32,544	$22,447	$445	$268,170

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$535,071	$329,501	$135,139	$101,108	$77,702	$232,129	$—	$1,410,650
Non-performing	—	151	—	330	54	3,894	—	4,429
Total	$535,071	$329,652	$135,139	$101,438	$77,756	$236,023	$—	$1,415,079

Home equity:
Current	$—	$719	$3,088	$4,469	$5,060	$5,475	$68,926	$87,737
Non-performing	—	—	223	—	—	—	—	223
Total	$—	$719	$3,311	$4,469	$5,060	$5,475	$68,926	$87,960

Consumer:
Current	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619
Non-performing	—	—	—	—	—	—	—	—
Total	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$319,633	$248,691	$320,189	$158,462	$93,016	$298,791	$—	$1,438,782
7 (Special Mention)	—	1,096	40,879	22,471	2,913	4,131	—	71,490
8 (Substandard)	—	—	—	—	—	730	—	730
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$319,633	$249,787	$361,068	$180,933	$95,929	$303,652	$—	$1,511,002
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$83,614	$77,073	$38,299	$34,360	$19,727	$4,622	$353	$258,048
7 (Special Mention)	318	350	5,523	406	161	859	10	7,627
8 (Substandard)	—	792	2,331	504	—	144	—	3,771
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$83,932	$78,215	$46,153	$35,270	$19,888	$5,625	$363	$269,446

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

With respect to commercial real estate mortgages and commercial and industrial loans, the Company utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	June 30, 2022
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgage	$5,335	$991	$1,316	$7,642	$1,474,909	$1,482,551	$—
Commercial mortgage	—	278	—	278	1,636,589	1,636,867	—
Home equity	228	298	—	526	91,309	91,835	—
Commercial and industrial	6	32	—	38	268,132	268,170	—
Consumer	—	—	—	—	44,069	44,069	—
Total	$5,569	$1,599	$1,316	$8,484	$3,515,008	$3,523,492	$—

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgage	$8,470	$415	$1,488	$10,373	$1,404,706	$1,415,079	$—
Commercial mortgage	476	—	—	476	1,510,526	1,511,002	—
Home equity	314	643	—	957	87,003	87,960	—
Commercial and industrial	5	437	—	442	269,004	269,446	—
Consumer	—	—	—	—	35,619	35,619	—
Total	$9,265	$1,495	$1,488	$12,248	$3,306,858	$3,319,106	$—

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2022 and December 31, 2021.

Allowance for Credit Losses

The following tables present changes in the allowance for credit losses disaggregated by loan category:

	Three Months Ended June 30, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2022	$13,193	$17,138	$377	$2,897	$505	$—	$34,110
Charge-offs	—		—	(3)	(3)	—	(6)
Recoveries	—	—	—	10	10	—	20
Provision for (release of) credit losses - loan portfolio	(554)	629	23	(52)	(46)	—	—
Allowance for credit losses - loan portfolio	$12,639	$17,767	$400	$2,852	$466	$—	$34,124
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2022	$—	$—	$—	$—	$—	$1,371	$1,371
Release of credit losses - unfunded commitments	—	—	—	—	—	—	—
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,371	$1,371
Total allowance for credit loss	$12,639	$17,767	$400	$2,852	$466	$1,371	$35,495

	Six Months Ended June 30, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Charge-offs	—	—	—	(3)	(28)	—	(31)
Recoveries	—	—	—	46	12	—	58
Provision for (release of) credit losses - loan portfolio	(744)	634	(6)	(180)	(103)	—	(399)
Allowance for credit losses - loan portfolio	$12,639	$17,767	$400	$2,852	$466	$—	$34,124
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Release of credit losses - unfunded commitments	—	—	—	—	—	(13)	(13)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,371	$1,371
Total allowance for credit loss	$12,639	$17,767	$400	$2,852	$466	$1,371	$35,495

	Three Months Ended June 30, 2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2021	$13,144	$18,693	$363	$2,978	$468	$—	$35,646
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	30	—	15	1	—	46
Provision for (release of) credit losses - loan portfolio	412	(1,422)	110	216	21	—	(663)
Allowance for credit losses - loan portfolio	$13,556	$17,301	$473	$3,209	$490	$—	$35,029
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2021	$—	$—	$—	$—	$—	$1,188	$1,188
Release of credit losses - unfunded commitments	—	—	—	—	—	(238)	(238)
Allowance for credit losses- unfunded commitments	—	—	—	—	—	950	950
Total allowance for credit loss	$13,556	$17,301	$473	$3,209	$490	$950	$35,979

	Six Months Ended June 30, 2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	—	—	—	—	(3)	—	(3)
Recoveries	—	30	—	34	5	—	69
Provision for (release of) credit losses - loan portfolio	489	(1,293)	(79)	(134)	(36)	—	(1,053)
Allowance for credit losses - loan portfolio	$13,556	$17,301	$473	$3,209	$490	$—	$35,029
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Release of credit losses - unfunded commitments	—	—	—	—	—	(54)	(54)
Allowance for credit losses-unfunded commitments	—	—	—	—	—	950	950
Total allowance for credit loss	$13,556	$17,301	$473	$3,209	$490	$950	$35,979

8. Income Taxes

The Company’s effective tax rate was 28.2% for the three months ended June 30, 2022 and 26.7% for the six months ended June 30, 2022, as compared to 26.3% and 26.1% for the three and six months ended June 30, 2021, respectively. The increase in the effective rate was primarily due to tax expense associated with the surrender of a Bank Owned Life Insurance policy during the quarter ended June 30, 2022.

Net deferred tax assets totaled $12.2 million and $10.0 million at June 30, 2022 and December 31, 2021, respectively. The Company did not record a valuation allowance for deferred tax assets at June 30, 2022 or December 31, 2021.

The components of income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Current income tax expense
Federal	$3,868	$3,056	$4,963	$5,147
State	$1,595	1,367	1,984	2,289
Total current income tax expense	5,463	4,423	6,947	7,436

Deferred income tax expense (benefit)
Federal	$(61)	$370	$1,964	$1,552
State	$(27)	178	908	726
Total deferred income tax expense (benefit)	(88)	548	2,872	2,278
Total income tax expense	$5,375	$4,971	$9,819	$9,714

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$98	$106	$6	$8
Interest cost	345	303	71	56	5	5
Expected return on assets	(1,002)	(891)	—	—	—	—
Amortization of net actuarial loss	—	—	—	11	—	—
Net periodic benefit cost (credit)	$(657)	$(588)	$169	$173	$11	$13

	Six Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$199	$212	$14	$17
Interest cost	655	606	130	113	10	9
Expected return on assets	(1,938)	(1,783)	—	—	—	—
Amortization of prior service credit	—	(1)	—	—	—	—
Amortization of net actuarial loss	—	—	—	22	—	—
Net periodic benefit cost (credit)	$(1,283)	$(1,178)	$329	$347	$24	$26

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three and six months ended June 30, 2022, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2022.

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

Total expenses related to the PSP and ESOP for the three months ended June 30, 2022 and June 30, 2021 amounted to $1.1 million and $1.2 million, respectively. Total expenses related to the PSP and ESOP for the six months ended June 30, 2022 and June 30, 2021 amounted to $2.5 million and $2.3 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the DC SERP for the three months ended June 30, 2022, and June 30, 2021, amounted to $68,000 and $50,000, respectively. Total expenses related to the DC SERP for the six months ended June 30, 2022, and June 30, 2021, amounted to $135,000 and $100,000, respectively.

10. STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three and six months ended June 30, 2022, the Company issued the following RSAs and RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs time-vest either over a three-year or five-year period. RSUs vest over a three-year-period. The fair value of RSAs and RSUs are based upon the closing price of the Company's common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of RSUs do not participate in the rewards of stock ownership of the Company until vested.

Three Months Ended June 30, 2022
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
1,169	$78.53	RSAs

Six Months ended June 30, 2022
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
12,934	$87.31	RSAs
8,796	$88.18	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

There were no PRSUs granted during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company granted 30,895 PRSUs from the 2017 Plan, as shown in the table below. PRSUs are subject to a three-year performance period and are earned based on two factors: (i) operating return on assets and (ii) operating diluted earnings per share growth as compared to the Company’s established peer indices as defined in the Company’s 2022 Proxy Statement filed with the SEC on March 16, 2022.

Six Months ended June 30, 2022
	Weighted-Average
Shares Granted	Fair Value at Grant Date	Type of Award
30,895	$88.18	PRSUs

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Share based compensation expense	$943	$1,138	$1,591	$2,513
Related tax benefits	$263	$318	$444	$702

Share-based activity in the statement of changes in shareholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. The total shares issued under the 2017 Plan for the three months ended June 30, 2022 and June 30, 2021 were 6,617 and 5,941, respectively. The total shares issued under the 2017 Plan for the six months ended June 30, 2022 and June 30, 2021 were 6,776 and 5,941, respectively.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$849,282	$809,383
Origination of new loans	81,567	70,633
Standby letters of credit	20,230	18,880
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	250	3,920

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Operating lease cost	$1,743	$1,731
Variable lease cost (cost excluded from lease payments)	1	3
Sublease income	(17)	(17)
Total operating lease cost	$1,727	$1,717
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,805	$1,780
Operating Lease - operating cash flows (liability reduction)	1,586	1,527
Weighted average lease term - operating leases	5.80 Years	6.56 Years
Weighted average discount rate - operating leases	2.97%	2.93%

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Operating lease cost	$3,486	$3,499
Variable lease cost (cost excluded from lease payments)	2	6
Sublease income	(33)	(33)
Total operating lease cost	$3,455	$3,472
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$3,638	$3,634
Operating Lease - operating cash flows (liability reduction)	3,191	3,125
Weighted average lease term - operating leases	5.80 Years	6.56 Years
Weighted average discount rate - operating leases	2.97%	2.93%

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2022 were as follows:

Future Minimum
June 30, 2022	Lease Payments
(dollars in thousands)
Remainder of 2022	$7,059
2023	6,654
2024	5,386
2025	4,750
2026	2,703
Thereafter	6,896
Total minimum lease payments	$33,448
Less: interest	(2,789)
Total lease liability	$30,659

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.9 million and $1.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Total rental expense was $3.7 million for both the six months ended June 30, 2022 and June 30, 2021.

13. Shareholders’ Equity

As of June 30, 2022 and December 31, 2021, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$438,979	13.4%	$344,617	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	403,484	12.3%	278,976	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	403,484	12.3%	229,745	7.0%	N/A	N/A
Tier 1 capital (to average assets)	403,484	8.1%	199,142	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$422,899	12.9%	$344,585	10.5%	$328,176	10.0%
Tier 1 capital (to risk-weighted assets)	387,404	11.8%	278,950	8.5%	262,541	8.0%
Common equity tier I capital (to risk-weighted assets)	387,404	11.8%	229,723	7.0%	213,314	6.5%
Tier 1 capital (to average assets)	387,404	7.8%	199,131	4.0%	248,913	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$420,398	13.6%	$325,617	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	384,518	12.4%	263,595	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	384,518	12.4%	217,078	7.0%	N/A	N/A
Tier 1 capital (to average assets)	384,518	8.3%	185,015	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$409,806	13.2%	$325,587	10.5%	$310,082	10.0%
Tier 1 capital (to risk-weighted assets)	373,926	12.1%	263,570	8.5%	248,066	8.0%
Common equity tier I capital (to risk-weighted assets)	373,926	12.1%	217,058	7.0%	201,554	6.5%
Tier 1 capital (to average assets)	373,926	8.1%	185,003	4.0%	231,254	5.0%

14. Other Comprehensive INcome (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) ("AOCI") ("AOCL") during the periods, by component, net of tax:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding (losses) gains	$(5,579)	$1,442	$(4,137)	$1,421	$(386)	$1,035
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(358)	101	(257)	4	(1)	3
Reclassification adjustment for (losses) income recognized in net income	(391)	108	(283)	(646)	180	(466)
Defined benefit retirement plans
Net change in retirement liability	—	—	—	10	(3)	7
Total other comprehensive (loss) income	$(6,328)	$1,651	$(4,677)	$789	$(210)	$579

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding losses	$(16,595)	$4,231	$(12,364)	$(2,502)	$650	$(1,852)
Interest rate swaps designated as cash flow hedges
Unrealized holding losses	(2,058)	575	(1,483)	(443)	124	(319)
Reclassification adjustment for losses recognized in net income	(1,005)	281	(724)	(1,276)	356	(920)
Defined benefit retirement plans
Net change in retirement liability	—	—	—	21	(6)	15
Total other comprehensive loss	$(19,658)	$5,087	$(14,571)	$(4,200)	$1,124	$(3,076)

Reclassifications out of AOCI and AOCL that have an impact on net income are presented below.

Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	June 30, 2022	June 30, 2021	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on derivatives	$391	$646	Interest on taxable loans
Tax expense	(108)	(180)	Income tax expense
Net of tax	$283	$466	Net income

Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 30, 2022	June 30, 2021	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on derivatives	$1,005	$1,276	Interest on taxable loans
Tax expense	(281)	(356)	Income tax expense
Net of tax	$724	$920	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$13,658	$13,944	$26,974	$27,443
Less dividends and undistributed earnings allocated to participating securities	(43)	(67)	(122)	(126)
Net income applicable to common shareholders	$13,615	$13,877	$26,852	$27,317
Denominator:
Weighted average common shares outstanding	6,982	6,930	6,960	6,919
Earnings per common share - basic	$1.95	$2.00	$3.86	$3.95
Earnings per common share - diluted:
Numerator:
Net income	$13,658	$13,944	$26,974	$27,443
Less dividends and undistributed earnings allocated to participating securities	(43)	(67)	(122)	(126)
Net income applicable to common shareholders	$13,615	$13,877	$26,852	$27,317
Denominator:
Weighted average common shares outstanding	6,982	6,930	6,960	6,919
Dilutive effect of common stock equivalents	45	69	54	74
Weighted average diluted common shares outstanding	7,027	6,999	7,014	6,993
Earnings per common share - diluted	$1.94	$1.98	$3.83	$3.91

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

During the next twelve months, the Company estimates that $167,000 will be reclassified out of AOCL into earnings, as a decrease to interest income.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	June 30, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$244	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$244			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$518,964	Other Assets	$33,276	$518,964	Other Liabilities	$33,276
Risk participation agreements-out to counterparties	47,365	Other Assets	37	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	108,650	Other Liabilities	113
Total derivatives not designated as hedging instruments			$33,313			$33,389

	December 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$3,513	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$3,513			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$522,581	Other Assets	$23,431	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	522,581	Other Liabilities	23,431
Risk participation agreements-out to counterparties	47,988	Other Assets	107	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	109,510	Other Liabilities	293
Total derivatives not designated as hedging instruments			$23,538			$23,724

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Three Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(358)	$(101)	$(257)	Interest Income	$391	$439	$(48)

	Six Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,058)	$(2,012)	$(46)	Interest Income	$1,005	$1,101	$(96)

	Three Months Ended June 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(642)	$(627)	$(15)	Interest Income	$646	$695	$(49)

	Six Months Ended June 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(1,719)	$(173)	$(1,546)	Interest Income	$1,276	$1,373	$(97)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
		June 30, 2022	June 30, 2021
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(33)	$(53)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended
		June 30, 2022	June 30, 2021
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(110)	$153

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	June 30, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$33,557	$—	$33,557	$965	$(30,917)	$1,675

Offsetting of Derivative Liabilities
Derivative Liabilities	$33,389	$—	$33,389	$965	$—	$32,424

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$27,051	$—	$27,051	$6,365	$—	$20,686

Offsetting of Derivative Liabilities
Derivative Liabilities	$23,724	$—	$23,724	$6,365	$14,011	$3,348

At June 30, 2022 there were no derivatives in a net liability position related to these agreements. At December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.0 million. At December 31, 2021, the Company had minimum collateral posting thresholds with certain derivative counterparties and posted cash collateral of $13.3 million. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $14.0 million.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$25,023	$25,023	$180,153	$180,153
Securities available for sale	173,952	173,952	197,803	197,803
Securities held to maturity	1,105,858	990,221	977,061	971,092
Loans, net	3,489,368	3,374,268	3,284,610	3,230,339
Loans held for sale	—	—	1,490	1,528
FHLB of Boston stock	10,518	10,518	4,816	4,816
Accrued interest receivable	10,061	10,061	9,162	9,162
Mortgage servicing rights	1,020	1,655	1,083	1,518
Interest rate contracts	244	244	3,513	3,513
Loan level interest rate swaps	33,276	33,276	23,431	23,431
Risk participation agreements out to counterparties	37	37	107	107

Financial liabilities
Deposits	4,264,057	4,261,934	4,331,152	4,330,991
Borrowings	252,867	252,691	16,510	16,523
Loan level interest rate swaps	33,276	33,276	23,431	23,431
Risk participation agreements in with counterparties	113	113	293	293

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$21,075	$—	$21,075
Mortgage-backed securities	—	151,130	—	151,130
Corporate debt securities	—	1,747	—	1,747
Other assets
Interest rate swaps with customers	—	33,276	—	33,276
Risk participation agreements-out to counterparties	—	37	—	37
Interest rate contracts	—	244	—	244
Other liabilities
Interest rate swaps with customers	—	33,276	—	18,161
Risk participation agreements-in with counterparties	—	113	—	113

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,011	$—	$23,011
Mortgage-backed securities	—	173,028	—	173,028
Corporate debt securities	—	1,764	—	1,764
Other assets
Interest rate swaps with customers	—	23,431	—	23,431
Risk participation agreements-out to counterparties	—	107	—	107
Interest rate contracts	—	3,513	—	3,513
Other liabilities
Mirror swaps with counterparties	—	23,431	—	23,431
Risk participation agreements-in with counterparties	—	293	—	293

The following tables present the carrying value of assets held at June 30, 2022 and December 31, 2021, which were measured at fair value on a non-recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$278	$278
Total	$—	$—	$278	$278

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$1,490	$—	$—	$1,490
Individually evaluated collateral dependent loans	—	—	130	130
Total	$1,490	$—	$130	$1,620

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

There were no transfers between levels for the three and six months ended June 30, 2022 or June 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the "SEC") on March 14, 2022.

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
•
the failure to complete the proposed merger (the "Northmark Merger") with Northmark Bank (“Northmark”), imposition of adverse regulatory conditions in connection with regulatory approval of the Northmark Merger, disruption to the parties’ businesses as a result of the announcement and pendency of the Northmark Merger, inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Northmark Merger;

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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of June 30, 2022, the Company had total assets of approximately $5.1 billion. The Bank operates 19 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. The Company's core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of June 30, 2022, the Company had Assets under Management and Administration of approximately $4.0 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company's wealth management clients value personal service and depend on the commitment and expertise of the Company's experienced banking, investment, and fiduciary professionals.

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

MERGER WITH NORTHMARK

In the second quarter of 2022, Cambridge Bancorp and Northmark entered into a definitive agreement (the "Merger Agreement") pursuant to which Northmark will merge with and into the Bank in an all-stock transaction that is anticipated to close during the fourth quarter of 2022. The Northmark Merger is subject to regulatory approval, approval by Northmark’s shareholders, and the completion of other customary closing conditions. Under the terms of the Merger Agreement, each share of Northmark common stock will be exchanged for 0.9950 shares of the Company's common stock. This merger will expand the Company's presence in Massachusetts through the addition of Northmark’s three full-service banking offices in the attractive communities of North Andover, Andover and Winchester, Massachusetts.

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

Recent Accounting Developments

See Note 4 - Recently Issued Accounting Guidance to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 pandemic and countermeasures taken to contain its spread have caused economic and financial disruptions globally.

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its customers had not fully manifested in 2020 or 2021. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on the Company's business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on the operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, actions taken in response to the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, such as BA.4 and BA.5 subvariants, a potential resurgence following a decline in the outbreak, and impact on the Company's customers, employees, and vendors, all of which are uncertain and cannot be predicted.

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

Results of Operations

Results of Operations for the three months ended June 30, 2022 and June 30, 2021

General. Net income decreased by $286,000, or 2.1%, to $13.7 million for the quarter ended June 30, 2022, as compared to net income of $13.9 million for the quarter ended June 30, 2021. The decrease is primarily due to higher noninterest expense of $1.0 million, an increase in income tax expense of $404,000, and a decrease in the release of credit losses of $901,000, partially offset by an increase in net interest and dividend income before the release of credit losses of $1.8 million. Diluted earnings per share were $1.94 for the quarter ended June 30, 2022, as compared to a diluted earnings per share of $1.98 for the quarter ended June 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income before the release of credit losses for the quarter ended June 30, 2022 increased by $1.8 million, or 5.6%, to $34.2 million, as compared to $32.4 million for the quarter ended June 30, 2021, primarily due to an increase in average earning assets partially offset by lower Paycheck Protection Program (“PPP”) fee income recognized on PPP loans forgiven by the Small Business Administration (“SBA”), lower loan accretion associated with merger accounting, and higher deposit interest expense as a result of growth from new and existing client relationships.

•
Interest on loans decreased by $243,000, or 0.8%, due to lower PPP loan related income, lower loan accretion associated with merger accounting, partially offset by higher average loan balances.
•
Interest on investment securities increased by $3.0 million, or 111.4%, primarily due to growth in the investment portfolio.
•
Interest on deposits increased by $838,000, or 83.3%, primarily due to average deposit growth.

Total average interest-earning assets increased by $792.1 million, or 19.7%, to $4.82 billion during the quarter ended June 30, 2022, from $4.03 billion for the quarter ended June 30, 2021, primarily due to growth in both the loan and investment securities portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 39 basis points to 2.86% for the quarter ended June 30, 2022, as compared to 3.25% for the quarter ended June 30, 2021, primarily due to lower PPP fee income, lower fair value accretion, and lower yields on interest-earning assets.

Interest and Dividend Income. Total interest and dividend income increased by $2.8 million, or 8.2%, to $36.3 million for the quarter ended June 30, 2022, as compared to $33.5 million for the quarter ended June 30, 2021, primarily due to growth in both the loan and investment securities portfolios, partially offset by lower PPP fee income and lower loan accretion associated with merger accounting.

Interest Expense. Interest expense increased by $951,000, or 82.9%, to $2.1 million for the quarters ended June 30, 2022, as compared to $1.1 million for the quarter ended June 30, 2021, driven by deposit growth from new and existing client relationships.

Average interest-bearing liabilities increased by $457.5 million to $3.03 billion during the quarter ended June 30, 2022, from $2.57 billion for the quarter ended June 30, 2021, primarily due to strong core deposit growth. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $496.9 million and an increase in average checking account balances of $71.6 million, partially offset by a decrease in average certificates of deposit balances of $89.7 million, and a decrease in the average savings account balances of $59.8 million. The average cost of deposits increased to 0.17% for the quarter ended June 30, 2022, from 0.11% for the quarter ended June 30, 2021.

Release of Credit Losses. The Company did not record a provision for credit losses for the quarter ended June 30, 2022, as compared to a release for credit losses of $901,000 for the quarter ended June 30, 2021, as the Company’s asset quality remains strong.

The Company recorded net loan recoveries of $14,000 and $46,000 for the quarters ended June 30, 2022, and June 30, 2021, respectively.

Noninterest Income. Total noninterest income increased by $243,000, or 2.2%, to $11.1 million for the quarter ended June 30, 2022, as compared to $10.9 million for the quarter ended June 30, 2021, primarily as a result of higher bank owned life insurance ("BOLI") income, partially offset by lower loan related derivative income and Wealth Management revenue. Noninterest income was 24.6% of total revenues for the quarter ended June 30, 2022.

•
BOLI income increased by $1.1 million, or 542.6%, to $1.3 million for the quarter ended June 30, 2022, as compared to $209,000 for the quarter ended June 30, 2021, primarily due to a net gain of $1.2 million related to a death benefit claim and policy surrender.
•
Loan-related derivative income decreased by $522,000, or 92.1%, to $45,000 for the quarter ended June 30, 2022, as compared to $567,000 for the quarter ended June 30, 2021, as a result of lower swapped loan volume combined with fair value adjustments.
•
Wealth Management revenue decreased by $501,000, or 5.8%, to $8.1 million for the quarter ended June 30, 2022, as compared to $8.6 million for the quarter ended June 30, 2021. Wealth Management Assets under Management and Administration were $4.0 billion as of June 30, 2022, a decrease of $455.0 million, or 10.2%, from $4.47 billion as of June 30, 2021, primarily due to declines in the equity and bond markets and net outflows.

The categories of Wealth Management revenues are shown in the following table:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$8,005	$8,445
Financial planning fees and other service fees	117	178
Total wealth management revenues	$8,122	$8,623

The following table presents the changes in Wealth Management assets under management:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,464,512	$4,083,811
Gross client asset inflows	137,629	121,194
Gross client asset outflows	(321,627)	(133,332)
Net market impact	(435,521)	210,531
Balance at the end of the period	$3,844,993	$4,282,204
Weighted average management fee	0.78%	0.80%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended June 30, 2022 and June 30, 2021.

Noninterest Expense. Total noninterest expense increased by $1.0 million, or 4.1%, to $26.3 million for the quarter ended June 30, 2022, as compared to $25.3 million for the quarter ended June 30, 2021, primarily driven by increases in salaries and employee benefits expense, data processing, non-operating expenses, and FDIC insurance, partially offset by decreases in marketing expense and professional services.

•
Salaries and employee benefits expense increased by $586,000, or 3.6%, primarily due to regular merit increases, higher employee benefit costs, and recent staffing additions.
•
Data processing expense increased by $422,000, or 19.4%, primarily as a result of higher data processing fees associated with the Company's wealth management systems.
•
Non-operating expenses increased by $246,000, or 100%, due to merger-related expenses associated with the Northmark Merger.
•
FDIC insurance expense increased by $211,000 or 80.8%, primarily due to balance sheet growth.
•
Professional services decreased by $227,000, or 17.5%, primarily due to lower consulting fees, lower temporary staff and reduced recruiting expenses.
•
Marketing expense decreased by $735,000, or 77.1%, primarily driven by the timing of marketing spend.

Income Tax Expense. The Company recorded a provision for income taxes of $5.4 million for the quarter ended June 30, 2022, as compared to $5.0 million for the quarter ended June 30, 2021. The Company’s effective tax rate was 28.2% for the quarter ended June 30, 2022, as compared to 26.3% for the quarter ended June 30, 2021. The increase in the effective tax rate was primarily due to tax expense associated with the surrender of BOLI policies during the quarter ended June 30, 2022.

Results of Operations for the six months ended June 30, 2022 and June 30, 2021

General. Net income decreased by $469,000, or 1.7%, to $27.0 million for the six months ended June 30, 2022, as compared to net income of $27.4 million for the six months ended June 30, 2021, primarily due to an increase in noninterest expense of $2.7 million, partially offset by an increase in net interest and dividend income before the release of credit losses of $2.3 million. Diluted earnings per share were $3.83 for the six months ended June 30, 2022, as compared to a diluted earnings per share of $3.91 for the six months ended June 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income, before the release of credit losses, for the six months ended June 30, 2022 increased by $2.3 million, or 3.5%, to $66.1 million, as compared to $63.8 million for the six months ended June 30, 2021. This increase was primarily due to an increase in average earning assets, partially offset by lower loan accretion associated with merger accounting, a decrease in PPP loan income, and higher interest expense on deposits.

•
Interest on loans decreased by $2.0 million, or 3.3%, due to lower PPP loan related income, and loan accretion associated with merger accounting, which were partially offset by loan growth.
•
Interest on investment securities increased by $5.8 million, or 118.0%, primarily due to growth in the investment portfolio.
•
Interest on deposits increased by $1.5 million, or 64.0%, primarily due to deposit growth.

Total average interest-earning assets increased by $858.2 million, or 21.8%, to $4.79 billion during the six months ended June 30, 2022, from $3.93 billion for the six months ended June 30, 2021, primarily due to growth in both the loan and investment securities portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 50 basis points to 2.80% for the six months ended June 30, 2022, as compared to 3.30% for the six months ended June 30, 2021, primarily due to an extended period of low interest rates.

Interest and Dividend Income. Total interest and dividend income increased by $3.8 million, or 5.8%, to $70.2 million for the six months ended June 30, 2022, as compared to $66.3 million for the six months ended June 30, 2021, primarily due to growth in both the loan and investment portfolios, partially offset by lower PPP fee-related income, and lower loan accretion associated with merger accounting.

Interest Expense. Interest expense increased by $1.6 million, or 61.1%, to $4.1 million during the six months ended June 30, 2022, as compared to $2.6 million during the six months ended June 30, 2021, primarily driven by deposit growth from new and existing client relationships combined with higher cost of deposits.

Average interest-bearing liabilities increased by $517.3 million, or 20.6%, to $3.03 billion during the six months ended June 30, 2022, from $2.52 billion for the six months ended June 30, 2021, primarily due to strong core deposit growth, partially offset by lower certificates of deposit. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $548.7 million, and an increase in average checking account balances of $101.6 million, partially offset by a decrease in average certificate of deposit balances of $92.4 million and average savings account balances of $57.0 million. The average cost of deposits increased to 0.17% for the six months ended June 30, 2022, from 0.13% for the six months ended June 30, 2021.

Release of Credit Losses. The Company recorded a release of credit losses of $412,000 for the six months ended June 30, 2022, as compared to a release of credit losses of $1.1 million for the six months ended June 30, 2021, as the Company’s credit quality remains strong.

The Company recorded net recoveries of $27,000 for the six months ended June 30, 2022, as compared to net recoveries of $66,000 for the six months ended June 30, 2021.

Noninterest Income. Total noninterest income increased by $748,000, or 3.4%, to $22.5 million for the six months ended June 30, 2022, as compared to $21.8 million for the six months ended June 30, 2021. This increase was primarily the result of higher BOLI income and higher other income, partially offset by lower loan-related derivative income and lower gains on loans sold. Noninterest income was 25.4% of total revenue for the six months ended June 30, 2022.

•
BOLI income increased by $1.1 million, or 277.8%, to $1.5 million for the six months ended June 30, 2022, as compared to $405,000 for the six months ended June 30, 2021, primarily due to a net gain of $1.2 million related to a death benefit claim and policy surrender.
•
Other income increased by $886,000, or 97.6%, to $1.8 million for the six months ended June 30, 2022, as compared to $908,000 for the six months ended June 30, 2021, primarily due to equity warrant fee revenue associated with an Innovation Banking loan coupled with gains recognized on a community development fund investment.
•
Loan-related derivative income decreased by $897,000, or 72.5%, to $341,000 for the six months ended June 30, 2022, as compared to $1.2 million for the six months ended June 30, 2021, primarily as a result of lower customer derivative loan volume.
•
Gain on loans sold decreased by $636,000, or 86.6%, to $98,000 for the six months ended June 30, 2022, as compared to $734,000 for the six months ended June 30, 2021, due to lower refinance activity and the corresponding sale of residential mortgages.

The categories of Wealth Management revenues are shown in the following table:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$16,493	$16,451
Financial planning fees and other service fees	203	323
Total wealth management revenues	$16,696	$16,774

The following table presents the changes in Wealth Management Assets under Management:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,656,183	$3,994,152
Gross client asset inflows	416,726	238,093
Gross client asset outflows	(582,838)	(234,091)
Net market impact	(645,078)	284,050
Balance at the end of the period	$3,844,993	$4,282,204
Weighted average management fee	0.78%	0.80%

There were no significant changes to the average fee rates and fee structure for the six months ended June 30, 2022 and June 30, 2021.

Noninterest Expense. Total noninterest expense increased by $2.7 million, or 5.4%, to $52.2 million for the six months ended June 30, 2022, as compared to $49.5 million for the six months ended June 30, 2021, primarily driven by increases in salaries and employee benefits expense, data processing, and FDIC insurance, partially offset by decreases in marketing expenses and professional services.

•
Salaries and employee benefits expense increased by $1.9 million, or 5.9%, to $34.4 million, primarily due to staffing additions to support business initiatives, normal merit increases, and increases in employee benefit costs.
•
Data processing increased by $1.0 million, or 24.5%, to $5.2 million, primarily as a result of higher data processing fees associated with the Company’s wealth management systems.
•
FDIC insurance increased by $330,000, or 55.3%, to $927,000, primarily due to balance sheet growth.
•
Marketing expense decreased by $974,000, or 68.8%, to $442,000, primarily due to the timing of marketing spend.
•
Professional services decreased by $435,000, or 16.9%, to $2.1 million, primarily due to lower recruiting and temporary help expenses as well as lower consulting fees.

Income Tax Expense. The Company recorded a provision for income taxes of $9.8 million for the six months ended June 30, 2022, as compared to $9.7 million for the six months ended June 30, 2021. The effective tax rate was 26.7% for the six months ended June 30, 2022, as compared to 26.1% for the six months ended June 30, 2021.

changes in Financial Condition

Total Assets. Total assets increased by $166.4 million, or 3.4%, from $4.89 billion at December 31, 2021, to $5.06 billion at June 30, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $155.1 million, or 86.1%, from $180.2 million at December 31, 2021 to $25.0 million at June 30, 2022.

Investment Securities. The Company’s total investment securities portfolio increased by $104.9 million, or 8.9%, from $1.17 billion at December 31, 2021 to $1.28 billion at June 30, 2022.

Loans. Total loans increased by $204.4 million, or 6.2%, from $3.32 billion at December 31, 2021 to $3.52 billion at June 30, 2022.

•
Residential real estate loans increased by $67.5 million, from $1.42 billion at December 31, 2021 to $1.48 billion at June 30, 2022.
•
CRE loans increased by $125.9 million, from $1.51 billion at December 31, 2021 to $1.64 billion at June 30, 2022.
•
C&I loans were $268.2 million at June 30, 2022 and $269.4 million at December 31, 2021.

Bank-Owned Life Insurance (BOLI). The Company invests in BOLI to help offset the costs of its employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At June 30, 2022, the Company's investment in BOLI was $33.6 million, representing a decrease of $13.3 million from $47.0 million at December 31, 2021, primarily due to the surrender of a policy and a death benefit claim during the second quarter of 2022.

Deposits. Total deposits decreased by $67.1 million, or 1.5%, to $4.26 billion at June 30, 2022 from $4.33 billion at December 31, 2021.

•
Core deposits, which the Company defines as all deposits other than certificates of deposit, decreased by $30.8 million, or 0.7%, to $4.14 billion at June 30, 2022, from $4.17 billion at December 31, 2021. Core deposits decreased during the second quarter of 2022 by $201.7 million, or 4.6%, due to tax payments, seasonal liquidity fluctuation, and client recognition of investment opportunities in the marketplace.
•
Certificates of deposit totaled $125.7 million at June 30, 2022, a decrease of $36.3 million from $162.1 million at December 31, 2021. Total brokered certificates of deposit, which are included within certificates of deposit, were $1.5 million and $2.7 million at June 30, 2022 and December 31, 2021, respectively.
•
The cost of total deposits for the six months ended June 30, 2022, was 0.17%, as compared to 0.13% for the six months ended June 30, 2021, an increase of four basis points. At June 30, 2022, the spot cost of deposits was 0.17%.

Borrowings. At June 30, 2022 and December 31, 2021, borrowings consisted solely of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings increased to $252.9 million at June 30, 2022, from $16.5 million at December 31, 2021, due to fluctuations in liquidity.

Shareholders’ Equity. Total shareholders’ equity increased by $4.2 million, or 1.0%, to $442.1 million at June 30, 2022, from $437.8 million at December 31, 2021. The Company’s equity increased primarily due to net income of $27.0 million, partially offset by an increase in net unrealized losses on the available for sale investment portfolio of $12.4 million and dividend payments of $8.9 million.

The Company’s ratio of tangible common equity to tangible assets decreased by 17 basis points to 7.75% at June 30, 2022, from 7.92% at December 31, 2021, primarily due to increases in unrealized losses within the Company’s available for sale investment securities portfolio combined with asset growth during the six months ended June 30, 2022. Tangible book value per share increased by $0.32, or 0.6%, to $55.33 at June 30, 2022, as compared to $55.01 at December 31, 2021.

Generally Accepted Accounting Principles in the United States (“GAAP”) to Non-GAAP Reconciliations (dollars in thousands except per share data)

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

		Three Months Ended			Six Months Ended
Operating Net Income / Operating Diluted Earnings Per Share		June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		(dollars in thousands, except share data)

Net Income (a GAAP measure)		$13,658	$13,316	$13,944	$26,974	$27,443
Less: Death benefit on bank owned life insurance ("BOLI") and policy surrender		(1,157)	—	—	(1,157)	—
Add: Non-operating expenses		246	—	—	246	—
Add: Tax effect of BOLI policy surrender (1)		736	—	—	736	—
Less: Tax effect of merger expenses (1)	`	(63)	—	—	(63)	—
Operating Net Income (a non-GAAP measure)		$13,420	$13,316	$13,944	$26,736	$27,443
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)		(42)	(59)	(67)	(120)	(126)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)		$13,378	$13,257	$13,877	$26,616	$27,317
Weighted Average Diluted Shares		7,026,807	7,010,983	6,998,936	7,013,538	6,993,437
Operating Diluted Earnings Per Share (a non-GAAP measure)		$1.90	$1.89	$1.98	$3.79	$3.91

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$442,051	$436,165	$437,837	$419,501
Less: Goodwill and acquisition related intangibles (GAAP)	(54,348)	(54,438)	(54,529)	(54,709)
Tangible Common Equity (a non-GAAP measure)	$387,703	$381,727	$383,308	$364,792
Total assets (GAAP)	$5,057,935	$5,018,379	$4,891,544	$4,303,287
Less: Goodwill and acquisition related intangibles (GAAP)	(54,348)	(54,438)	(54,529)	(54,709)
Tangible assets (a non-GAAP measure)	$5,003,587	$4,963,941	$4,837,015	$4,248,578
Tangible Common Equity Ratio (a non-GAAP measure)	7.75%	7.69%	7.92%	8.59%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$387,703	$381,727	$383,308	$364,792
Common shares outstanding	7,007,063	7,000,995	6,968,192	6,965,557
Tangible Book Value Per Share (a non-GAAP measure)	$55.33	$54.52	$55.01	$52.37

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

The fair value of securities available for sale totaled $174.0 million and included gross unrealized gains of $23,000 and gross unrealized losses of $20.1 million at June 30, 2022. At December 31, 2021, the fair value of securities available for sale totaled $197.8 million and included gross unrealized gains of $1.2 million and gross unrealized losses of $4.7 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of June 30, 2022 are carried at their amortized cost of $1.11 billion. At December 31, 2021, the amortized cost of securities held to maturity totaled $977.1 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$21,075	12%	$23,011	12%
Mortgage-backed securities	151,130	87%	173,028	87%
Corporate debt securities	1,747	1%	1,764	1%
Total securities available for sale	$173,952	100%	$197,803	100%
Held to maturity securities
Mortgage-backed securities	$1,004,629	91%	$864,983	88%
Corporate debt securities	2,749	—%	6,997	1%
Municipal securities	98,480	9%	105,081	11%
Total securities held to maturity	$1,105,858	100%	$977,061	100%
Total	$1,279,810		$1,174,864

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
At June 30, 2022	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,997	0.5%	$5,000	2.3%	$8,000	2.6%	$22,997	1.6%
Mortgage-backed securities	—	—	8,833	2.0%	45,909	1.5%	114,531	1.3%	169,273	1.4%
Corporate debt securities	1,744	2.3%	—	—	—	—	—	—	1,744	2.3%
Total available for sale securities	$1,744	2.3%	$18,830	1.2%	$50,909	1.6%	$122,531	1.4%	$194,014	1.4%

Held to maturity securities
Mortgage-backed securities	$—	—	$14,582	2.3%	$55,917	1.9%	$934,130	1.7%	$1,004,629	1.8%
Corporate debt securities	2,499	2.5%	250	2.0%	—	—	—	—	2,749	2.5%
Municipal securities	4,143	3.8%	17,656	3.5%	32,309	3.3%	44,372	2.7%	98,480	3.1%
Total held to maturity securities	$6,642	3.3%	$32,488	2.9%	$88,226	2.4%	$978,502	1.8%	$1,105,858	1.9%
Total	$8,386	3.1%	$51,318	2.3%	$139,135	2.1%	$1,101,033	1.7%	$1,299,872	1.8%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of June 30, 2022 or December 31, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$781,649	22%	$716,456	22%
Mortgages - adjustable rate	668,528	19%	679,675	21%
Construction	25,413	1%	13,012	0%
Deferred costs, net of unearned fees	6,961	0%	5,936	0%
Total residential mortgages	1,482,551	42%	1,415,079	43%
Commercial mortgage
Mortgages - non-owner occupied	1,403,363	40%	1,272,135	38%
Mortgages - owner occupied	148,480	4%	150,632	4%
Construction	82,739	2%	86,246	3%
Deferred costs, net of unearned fees	2,285	0%	1,989	0%
Total commercial mortgages	1,636,867	46%	1,511,002	45%
Home equity
Home equity - lines of credit	89,790	3%	85,639	3%
Home equity - term loans	1,706	0%	2,017	0%
Deferred costs, net of unearned fees	339	0%	304	0%
Total home equity	91,835	3%	87,960	3%
Commercial and industrial
Commercial and industrial	265,295	8%	247,024	7%
PPP loans	2,652	0%	22,856	1%
Unearned fees, net of deferred costs	223	0%	(434)	0%
Total commercial and industrial	268,170	8%	269,446	8%
Consumer
Secured	43,181	1%	34,308	1%
Unsecured	874	0%	1,303	0%
Deferred costs, net of unearned fees	14	0%	8	0%
Total consumer	44,069	1%	35,619	1%
Total loans	$3,523,492	100%	$3,319,106	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.48 billion at June 30, 2022, an increase of $67.5 million, or 4.8%, from $1.42 billion at December 31, 2021, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 42% and 43% of total loans at June 30, 2022 and December 31, 2021, respectively.

The average loan balance outstanding in the residential portfolio was $516,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of June 30, 2022. At June 30, 2022, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines and refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $647,200 in 2022 from $548,250 in 2021, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet its Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank's CRA Assessment Area.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three and six months ended June 30, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $162.9 million at June 30, 2022 and $170.8 million at December 31, 2021.

The table below presents residential real estate loan origination activity for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Originations for retention in portfolio	$256,007	$313,045
Originations for sale to the secondary market	4,515	20,958
Total	$260,522	$334,003

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Loans sold with servicing rights retained	$5,834	$22,352
Loans sold with servicing rights released	—	1,734
Total	$5,834	$24,086

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $1.0 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively.

Commercial Mortgage (CRE). CRE loans were $1.64 billion as of June 30, 2022, an increase of $125.9 million, or 8.3%, from $1.51 billion at December 31, 2021. The CRE loan portfolio represented 46% and 45% of total loans at June 30, 2022 and December 31, 2021, respectively. The average loan balance outstanding in this portfolio was $2.1 million, and the largest individual CRE loan outstanding was $29.3 million as of June 30, 2022. At June 30, 2022, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $91.8 million and $88.0 million at June 30, 2022 and December 31, 2021, respectively. The home equity portfolio represented 3% of total loans at June 30, 2022 and December 31, 2021. At June 30, 2022, the largest home equity line of credit was $3.5 million and had an outstanding balance of $2.8 million. At June 30, 2022, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $268.2 million and $269.4 million at June 30, 2022 and December 31, 2021, respectively. The C&I portfolio represented 8% of total loans at both June 30, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio was $584,000, and the largest individual C&I loan outstanding was $14.0 million as of June 30, 2022. At June 30, 2022, this loan was performing in accordance with its original terms.

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

At June 30, 2022, commercial renewable energy loans totaled $107.5 million and the average loan balance outstanding in this portfolio was $2.3 million. The largest individual loan outstanding was $7.8 million, and was performing in accordance with its original terms at June 30, 2022.

Consumer Loans. The consumer loan portfolio totaled $44.1 million at June 30, 2022 and $35.6 million at December 31, 2021. Consumer loans represented 1% of the total loan portfolio at both June 30, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio was $15,000 and the largest individual consumer loan outstanding was $1.9 million as of June 30, 2022. At June 30, 2022, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company's portfolio based on their loan type and contractual terms to maturity at June 30, 2022. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	June 30, 2022
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$4,688	$6,603	$129,850	$1,341,410	$1,482,551
Commercial mortgage	12,080	324,623	1,196,179	103,985	1,636,867
Home equity	148	5,036	65,424	21,227	91,835
Commercial and industrial	17,227	95,152	119,072	36,719	268,170
Consumer	43,979	28	62	—	44,069
Total	$78,122	$431,442	$1,510,587	$1,503,341	$3,523,492

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at June 30, 2022. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	June 30, 2022
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$804,328	$678,223	$—	$1,482,551
Commercial mortgage	611,454	428,624	596,789	1,636,867
Home equity	1,894	—	89,941	91,835
Commercial and industrial	52,244	29,156	186,770	268,170
Consumer	261	—	43,808	44,069
Total	$1,470,181	$1,136,003	$917,308	$3,523,492

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	June 30,	December 31,
	2022	2021
	(dollars in thousands)
Non-accrual loans	$5,138	$4,628
Loans past due > 90 days, but still accruing	—	—
Troubled debt restructurings	741	758
Total non-performing loans	$5,879	$5,386
Nonperforming loans as a percentage of gross loans	0.17%	0.16%
Nonperforming loans as a percentage of total assets	0.12%	0.11%

Total non-performing loans increased by $493,000, or 9.1%, at June 30, 2022, as compared to December 31, 2021, primarily due to an increase in residential and home equity loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at June 30, 2022 and December 31, 2021, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. As a result of the enactment of the Consolidated Appropriations Act, 2021 in January 2021, the suspension of TDR accounting was extended to and expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided that these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at June 30, 2022 and will not be reported as past due during the deferral period. As of June 30, 2022, the Company had no loans in deferral.

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	At and For the Six Months Ended	At and For the Year Ended
	June 30,	December 31,
	2022	2021
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$3,523,492	$3,319,106
Average loans outstanding (net of unearned fees and deferred costs)	$3,408,952	$3,240,876
Loans on non-accrual	$5,138	$4,628
Allowance for credit losses at end of period	$34,124	$34,496
Net (charge-offs) recoveries to average loans outstanding - Total	0.00%	0.00%
Non-accrual loans to loans outstanding at period end	0.15%	0.16%
Allowance for credit losses to total loans (ex. PPP loans)	0.97%	1.05%
Ratio of allowance for credit losses on loans to loans on non-accrual	664.15%	745.38%
Ratio of allowance for credit losses to loans outstanding	0.97%	1.04%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	June 30, 2022			December 31, 2021
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$12,639	39%	43%	$13,383	39%	43%
Commercial mortgages	17,767	50	46	17,133	49	46
Home equity	400	1	2	406	1	2
Commercial and industrial	2,852	9	8	2,989	9	8
Consumer	466	1	1	585	2	1
Total Allowance	$34,124	100%	100%	$34,496	100%	100%

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

The following table sets forth the Company’s deposits for the periods indicated:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,399,141	32.8%	$1,393,935	32.1%
Interest-bearing checking	710,150	16.7%	763,188	17.6%
Money market	1,130,848	26.5%	1,104,238	25.5%
Savings	898,178	21.1%	907,722	21.0%
Retail certificates of deposit under $250,000	85,155	2.0%	99,196	2.3%
Retail certificates of deposit of $250,000 or greater	39,128	0.9%	60,171	1.4%
Wholesale certificates of deposit	1,457	0.0%	2,702	0.1%
Total	$4,264,057	100.0%	$4,331,152	100.0%

At June 30, 2022, the Company had a total of $124.3 million in certificates of deposit, excluding brokered deposits, of which $101.4 million had remaining maturities of one year or less. As of June 30, 2022 and December 31, 2021, the Company had a total of $1.5 million and $2.7 million of brokered deposits, respectively.

Borrowings. Total borrowings were $252.9 million at June 30, 2022, an increase of $236.4 million, as compared to $16.5 million at December 31, 2021. The Company’s borrowings consisted of advances from the FHLB of Boston. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at June 30, 2022 was approximately $444.8 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston.

The Company had no borrowings outstanding with the FRB of Boston at June 30, 2022. The Company’s borrowing capacity at the FRB of Boston at June 30, 2022 was approximately $483.2 million.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,409,819	$30,235	3.56%	$3,314,082	$28,404	3.48%	$3,195,077	$30,557	3.84%
Tax-exempt	46,771	448	3.84	46,702	443	3.85	33,039	348	4.22
Securities available for sale (3)
Taxable	198,985	671	1.35	203,193	650	1.30	218,230	651	1.20
Securities held to maturity
Taxable	1,012,604	4,318	1.71	937,047	3,761	1.63	343,380	1,372	1.60
Tax-exempt	101,029	794	3.15	104,837	828	3.20	102,650	801	3.13
Cash and cash equivalents	48,197	42	0.35	147,977	54	0.15	132,964	28	0.08
Total interest-earning assets (4)	4,817,405	36,508	3.04%	4,753,838	34,140	2.91%	4,025,340	33,757	3.36%
Non-interest-earning assets	232,165			238,864			251,641
Allowance for credit losses	(34,368)			(34,780)			(36,183)
Total assets	$5,015,202			$4,957,922			$4,240,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$743,030	$50	0.03%	$764,706	$44	0.02%	$671,424	$51	0.03%
Savings accounts	899,820	181	0.08	923,168	177	0.08	959,606	174	0.07
Money market accounts	1,203,020	1,531	0.51	1,187,173	1,570	0.54	706,100	467	0.27
Certificates of deposit	129,060	82	0.25	144,114	105	0.30	218,738	314	0.58
Total interest-bearing deposits	2,974,930	1,844	0.25	3,019,161	1,896	0.25	2,555,868	1,006	0.16
Other borrowed funds	56,734	254	1.80	16,369	133	3.30	18,288	141	3.09
Total interest-bearing liabilities	3,031,664	2,098	0.28%	3,035,530	2,029	0.27%	2,574,156	1,147	0.18%
Non-interest-bearing liabilities
Demand deposits	1,452,911			1,388,409			1,156,854
Other liabilities	93,966			97,373			97,515
Total liabilities	4,578,541			4,521,312			3,828,525
Shareholders’ equity	436,661			436,610			412,273
Total liabilities & shareholders’ equity	$5,015,202			$4,957,922			$4,240,798
Net interest income on a fully taxable equivalent basis		34,410			32,111			32,610
Less taxable equivalent adjustment		(261)			(267)			(241)
Net interest income		$34,149			$31,844			$32,369
Net interest spread (5)			2.76%			2.64%			3.18%
Net interest margin (6)			2.86%			2.74%			3.25%

	Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,362,216	$58,639	3.52%	$3,168,843	$60,882	3.87%
Tax-exempt	46,736	891	3.84	29,678	629	4.27
Securities available for sale (3)
Taxable	201,078	1,321	1.32	223,930	1,344	1.21
Securities held to maturity
Taxable	975,034	8,079	1.67	263,970	2,264	1.73
Tax-exempt	102,922	1,622	3.18	102,500	1,634	3.21
Cash and cash equivalents	97,811	96	0.20	138,715	59	0.09
Total interest-earning assets (4)	4,785,797	70,648	2.98%	3,927,636	66,812	3.43%
Non-interest-earning assets	235,499			255,441
Allowance for credit losses	(34,573)			(36,086)
Total assets	$4,986,723			$4,146,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$753,808	$94	0.03%	$652,196	$134	0.04%
Savings accounts	911,430	358	0.08	968,461	446	0.09
Money market accounts	1,195,141	3,101	0.52	646,453	1,004	0.31
Certificates of deposit	136,545	187	0.28	228,990	697	0.61
Total interest-bearing deposits	2,996,924	3,740	0.25%	2,496,100	2,281	0.18%
Other borrowed funds	36,663	387	2.13	20,138	281	2.81
Total interest-bearing liabilities	3,033,587	4,127	0.27%	2,516,238	2,562	0.21%
Non-interest-bearing liabilities
Demand deposits	1,420,839			1,121,149
Other liabilities	95,661			101,109
Total liabilities	4,550,087			3,738,496
Shareholders’ equity	436,636			408,495
Total liabilities & shareholders’ equity	$4,986,723			$4,146,991
Net interest income on a fully taxable equivalent basis		66,521			64,250
Less taxable equivalent adjustment		(528)			(475)
Net interest income		$65,993			$63,775
Net interest spread (5)			2.70%			3.23%
Net interest margin (6)			2.80%			3.30%

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

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Compared with			Compared with
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$1,982	$(2,304)	$(322)	$3,579	$(5,822)	$(2,243)
Tax-exempt	134	(34)	100	331	(69)	262
Securities available for sale
Taxable	(60)	80	20	(144)	121	(23)
Securities held to maturity
Taxable	2,848	98	2,946	5,894	(79)	5,815
Tax-exempt	(13)	6	(7)	7	(19)	(12)
Cash and cash equivalents	(27)	41	14	(22)	59	37
Total interest income	$4,864	$(2,113)	$2,751	$9,645	$(5,809)	$3,836
Interest expense
Deposits
Checking accounts	$5	$(6)	$(1)	$19	$(59)	$(40)
Savings accounts	(11)	18	7	(25)	(63)	(88)
Money market accounts	460	604	1,064	1,171	926	2,097
Certificates of deposit	(98)	(134)	(232)	(216)	(294)	(510)
Total interest-bearing deposits	356	482	838	949	510	1,459
Other borrowed funds	193	(80)	113	187	(81)	106
Total interest expense	$549	$402	$951	$1,136	$429	$1,565
Change in net interest income	$4,315	$(2,515)	$1,800	$8,509	$(6,238)	$2,271

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the quarter ended June 30, 2022 was 2.81%, representing a 20 basis points decrease from the adjusted net interest margin of 3.01% for the quarter ended June 30, 2021.

	Three Months Ended
	June 30, 2022
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,817,405
Net interest income on a fully taxable equivalent basis (GAAP)		$34,410
Net interest margin on a fully taxable equivalent basis (GAAP)			2.86%
Less: Paycheck Protection Program loan impact	(8,951)	(297)	-0.01%
Less: Accretion of loan fair value adjustments		(466)	-0.04%
Adjusted net interest margin on a fully taxable equivalent basis	$4,808,454	$33,647	2.81%

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the six months ended June 30, 2022 was 2.74%, representing a 34 basis points decrease from the adjusted net interest margin of 3.08% for the six months ended June 30, 2021.

	Six Months Ended
	June 30, 2022
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,785,797
Net interest income on a fully taxable equivalent basis (GAAP)		$66,521
Net interest margin on a fully taxable equivalent basis (GAAP)			2.80%
Less: Paycheck Protection Program loan impact	(13,277)	(608)	-0.02%
Less: Accretion of loan fair value adjustments		(1,108)	-0.04%
Adjusted net interest margin on a fully taxable equivalent basis	$4,772,520	$64,805	2.74%

MArket Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its investment, borrowing, lending and deposit gathering activities, and within the Company’s wealth management operations. To that end, management actively monitors and manages its interest rate risk exposure.

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Responsibility for the management of the Company’s interest rate sensitivity position falls under the authority of the Company's Board of Directors (the “Board”) which, in turn, has assigned authority for its formulation, revision and administration to the Risk Committee of the Board of Directors who reviews, approves and reports on information provided by the Investment and Asset/Liability Committee (the “ALCO”). The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston’s discount window, and certificates of deposit from institutional brokers.

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

As of June 30, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(4.3)	11.8
+200	(2.9)	9.6
+100	(1.4)	7.6
–100	(2.2)	(3.3)

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 24 months.

As of June 30, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(2.1)	7.4
–100	(0.4)	(1.4)

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

The Bank’s economic value of equity analysis as of June 30, 2022, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 3.0% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 13.2%. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 7.8% decrease in the economic value of equity, resulting in an economic value of equity ratio of 11.5%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of June 30, 2022. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At June 30, 2022, the Company had access to funds totaling $1.45 billion.

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

Capital Adequacy. Total shareholders’ equity was $442.1 million at June 30, 2022, as compared to $437.8 million at December 31, 2021. The Company’s equity increased primarily due to net income of $27.0 million, partially offset by unrealized losses on the available for sale investment portfolio of $12.4 million and dividend payments of $8.9 million. Book value per share at June 30, 2022 and December 31, 2021 amounted to $63.09 and $62.83, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2022, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders' equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, please refer to the "Risk Factors" sections in the 2021 Annual Report, which is accessible on the SEC’s website at www.sec.gov. Aside from the following risk factors, which replace the risk factor subsection in the 2021 Annual Report entitled “Risks Related to Acquisitions” in its entirety, there have been no material changes to the risk factors previously disclosed in the 2021 Annual Report.

Risks Related to Acquisitions

The risks presented by acquisitions, such as the proposed Northmark Merger, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisition such as the proposed Northmark Merger. Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

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

The Northmark Merger is subject to the receipt of consents and approvals from governmental authorities that may delay the date of completion of the Northmark Merger or impose conditions that could have an adverse effect on the Company.

Before the Northmark Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the FDIC, the Federal Reserve, the Massachusetts Commissioner of Banks, the Massachusetts Housing Partnership, and the Co-Operative Central Bank. Satisfying the requirements of these governmental authorities may delay the date of completion of the Northmark Merger. In addition, these governmental authorities may include conditions on the completion of the Northmark Merger, or require changes to the terms of the Northmark Merger. While the Company and Northmark do not currently expect that any such conditions or changes would result in a material adverse effect on the Company, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the Northmark Merger, or imposing additional costs on or limiting the revenues of the Company following the Northmark Merger, any of which might have a material adverse effect on the Company following the Northmark Merger. The parties are not obligated to complete the Northmark Merger should any regulatory approval contain a non-standard condition, restriction or requirement that the Company’s board of directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the Northmark Merger to such a degree that the Company would not have entered into the merger agreement had such condition, restriction or requirement been known at the date of the merger agreement.

Failure to complete the Northmark Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

If the Northmark Merger is not completed, the ongoing businesses of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•
the Company will be required to pay certain costs relating to the Northmark Merger, whether or not the Northmark Merger is completed, such as legal, accounting, financial advisor and printing fees; and
•
matters relating to the Northmark Merger may require substantial commitments of time and resources by management of the Company, which could otherwise have been devoted to serving existing customers or other opportunities that may have been beneficial to the Company as an independent company.

The integration of the Company and Northmark will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The benefits and synergies expected to result from the Northmark Merger will depend in part on whether the operations of Northmark can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges in consolidating its functions with those of Northmark, and integrating the organizations, procedures and operations of the two businesses. The integration of the Company and Northmark will be complex and time-consuming, and the management of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing customers or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of the Company and Northmark could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the existing relationships of Northmark to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of the Company and/or the Bank after the transaction.

Unanticipated costs relating to the Northmark Merger could reduce the Company’s future earnings per share.

The Company and the Bank believe that each has reasonably estimated the likely costs of integrating the operations of the Bank and Northmark, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the Northmark Merger could have a dilutive effect on the Company’s earnings per share. In other words, if the Northmark Merger is completed, the earnings per share of the Company’s common stock could be less than anticipated or even less than if the Northmark Merger had not been completed.

Following the Northmark Merger, the Company may not continue to pay dividends at or above the rate currently paid by the Company.

Following the Northmark Merger, the Company’s shareholders may not receive dividends at the same rate that they did prior to the merger for various reasons, including the following:

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

The Company’s shareholders will have no contractual or other legal right to dividends that have not been declared by the Company’s board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2022:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period (2)
April 1 to April 30, 2022	13	$81.25
May 1 to May 31, 2022	317	$79.62
June 1 to June 30, 2022	—	$—
Total	330
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.
(2)
On March 14, 2022, the Company's Board of Directors authorized a share repurchase program (the "2022 Repurchase Program") to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2021, with such purchases occurring prior to March 14, 2023, provided that the aggregate purchase price does not exceed $32.0 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2022 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2022 Repurchase Program replaces the 2021 Repurchase Program which expired on March 15, 2022. The Company did not repurchase any shares under its Repurchase Program during the three and six months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated May 23, 2022, by and among Cambridge Bancorp, Cambridge Trust Company and Northmark Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on May 23, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

August 4, 2022	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

August 4, 2022
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)