Form 10-Q
period 2022-09-30
CAMBRIDGE BANCORP
filed 2022-11-03
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022 the registrant had 7,795,860 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(dollars in thousands, except par value)
Assets
Cash and cash equivalents	$31,542	$180,153
Investment securities
Available for sale, at fair value (amortized cost $186,938 and $201,270, respectively)	158,301	197,803
Held to maturity, at amortized cost (fair value $904,315 and $971,092, respectively)	1,073,904	977,061
Total investment securities	1,232,205	1,174,864
Loans held for sale, at lower of cost or fair value	—	1,490
Loans
Residential mortgage	1,516,029	1,415,079
Commercial mortgage	1,681,053	1,511,002
Home equity	94,697	87,960
Commercial and industrial	295,893	269,446
Consumer	40,936	35,619
Total loans	3,628,608	3,319,106
Less: allowance for credit losses on loans	(34,748)	(34,496)
Net loans	3,593,860	3,284,610
Federal Home Loan Bank of Boston Stock, at cost	12,683	4,816
Bank owned life insurance	33,808	46,970
Banking premises and equipment, net	16,866	17,326
Right-of-use asset operating leases	26,705	31,273
Deferred income taxes, net	15,080	9,985
Accrued interest receivable	11,258	9,162
Goodwill	51,912	51,912
Merger-related intangibles, net	2,346	2,617
Other assets	115,094	76,366
Total assets	$5,143,359	$4,891,544
Liabilities
Deposits
Demand	$1,444,765	$1,393,935
Interest-bearing checking	688,862	763,188
Money market	1,070,758	1,104,238
Savings	859,102	907,722
Certificates of deposit	217,935	162,069
Total deposits	4,281,422	4,331,152
Borrowings	294,459	16,510
Operating lease liabilities	29,080	33,871
Other liabilities	92,108	72,174
Total liabilities	4,697,069	4,453,707
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,007,113 shares and 6,968,192 shares, respectively	7,007	6,968
Additional paid-in capital	230,563	229,205
Retained earnings	231,039	202,874
Accumulated other comprehensive loss	(22,319)	(1,210)
Total shareholders’ equity	446,290	437,837
Total liabilities and shareholders’ equity	$5,143,359	$4,891,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$34,056	$30,093	$92,695	$90,975
Interest on tax-exempt loans	367	353	1,071	850
Interest on taxable investment securities	5,101	2,502	14,501	6,110
Interest on tax-exempt investment securities	601	671	1,882	1,962
Dividends on FHLB of Boston stock	106	7	163	19
Interest on overnight investments	41	28	137	87
Total interest and dividend income	40,272	33,654	110,449	100,003
Interest expense
Interest on deposits	2,846	1,086	6,586	3,367
Interest on borrowed funds	1,148	147	1,535	428
Total interest expense	3,994	1,233	8,121	3,795
Net interest and dividend income	36,278	32,421	102,328	96,208
Provision for (Release of) credit losses	612	86	200	(1,021)
Net interest and dividend income after provision for (release of) credit losses	35,666	32,335	102,128	97,229
Noninterest income
Wealth management revenue	8,239	9,238	24,935	26,012
Deposit account fees	841	462	2,079	1,420
ATM/Debit card income	413	406	1,219	1,144
Bank owned life insurance income	144	199	1,674	604
Gain on loans sold, net	—	45	98	779
Loan related derivative income	213	390	554	1,628
Other income	593	375	2,387	1,283
Total noninterest income	10,443	11,115	32,946	32,870
Noninterest expense
Salaries and employee benefits	17,341	16,404	51,780	48,912
Occupancy and equipment	3,511	3,303	10,666	10,382
Data processing	2,592	2,052	7,838	6,265
Professional services	749	1,468	2,883	4,037
Marketing	731	608	1,173	2,024
FDIC insurance	453	305	1,380	902
Non-operating expenses	150	787	396	787
Other expenses	814	597	2,397	1,707
Total noninterest expense	26,341	25,524	78,513	75,016
Income before income taxes	19,768	17,926	56,561	55,083
Income tax expense	5,152	4,607	14,971	14,321
Net income	$14,616	$13,319	$41,590	$40,762
Share data:
Weighted average shares outstanding, basic	6,971,583	6,932,882	6,961,833	6,924,168
Weighted average shares outstanding, diluted	7,018,832	6,999,773	7,010,197	6,991,175
Basic earnings per share	$2.09	$1.91	$5.94	$5.86
Diluted earnings per share	$2.07	$1.89	$5.90	$5.80

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)
Net income	$14,616	$13,319	$41,590	$40,762
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding losses	(6,402)	(873)	(18,766)	(2,725)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(150)	74	(1,633)	(245)
Less: reclassification adjustment for gains (losses) realized in net income	14	(511)	(710)	(1,431)
Total unrealized losses on interest rate swaps	(136)	(437)	(2,343)	(1,676)
Defined benefit retirement plans
Change in retirement liabilities	—	8	—	23
Other comprehensive loss	(6,538)	(1,302)	(21,109)	(4,378)
Comprehensive income	$8,078	$12,017	$20,481	$36,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at June 30, 2021	$6,966	$228,387	$184,790	$(642)	$419,501
Net income	—	—	13,319	—	13,319
Other comprehensive income	—	—	—	(1,302)	(1,302)
Share based compensation and other share-based activity	—	307	—	—	307
Dividends declared ($0.61 per share)	—	—	(4,248)	—	(4,248)
Balance at September 30, 2021	$6,966	$228,694	$193,861	$(1,944)	$427,577

Balance at June 30, 2022	$7,007	$229,918	$220,907	$(15,781)	$442,051
Net income	—	—	14,616	—	14,616
Other comprehensive loss	—	—	—	(6,538)	(6,538)
Share based compensation and other share-based activity	—	645	—	—	645
Dividends declared ($0.64 per share)	—	—	(4,484)	—	(4,484)
Balance at September 30, 2022	$7,007	$230,563	$231,039	$(22,319)	$446,290

	Nine Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	40,762	—	40,762
Other comprehensive loss	—	—	—	(4,378)	(4,378)
Share based compensation and other share-based activity	39	1,727	—	—	1,766
Dividends declared ($1.77 per share)	—	—	(12,305)	—	(12,305)
Balance at September 30, 2021	$6,966	$228,694	$193,861	$(1,944)	$427,577

Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	41,590	—	41,590
Other comprehensive loss	—	—	—	(21,109)	(21,109)
Share based compensation and other share-based activity	39	1,358	—	—	1,397
Dividends declared ($1.92 per share)	—	—	(13,425)	—	(13,425)
Balance at September 30, 2022	$7,007	$230,563	$231,039	$(22,319)	$446,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,590	$40,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Release of) credit losses	200	(1,021)
Amortization (accretion) of deferred charges and fees, net	1,782	(1,351)
Depreciation (accretion), and amortization, net	737	(1,905)
Bank owned life insurance income	(1,674)	(604)
Share-based compensation and other share-based activity	1,397	1,766
Change in accrued interest receivable	(2,096)	619
Deferred income tax expense	2,103	2,404
Change in loans held for sale	1,490	9,251
Change in other assets, net	(45,962)	(4,531)
Change in other liabilities, net	23,786	6,909
Net cash provided by operating activities	23,353	52,299
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(924,800)	(1,042,956)
Proceeds from principal payments of loans	640,492	903,068
Purchase of loans	(23,655)	—
Proceeds from calls/maturities of securities available for sale	24,205	31,709
Purchase of securities available for sale	(10,170)	(9,927)
Proceeds from calls/maturities of securities held to maturity	106,624	45,806
Purchase of securities held to maturity	(205,063)	(465,490)
Death benefit on bank-owned life insurance	4,025	—
Redemption on bank-owned life insurance	10,811	—
(Purchase) redemption of FHLB of Boston stock	(7,867)	918
Purchase of banking premises and equipment	(1,464)	(1,324)
Net cash used in investing activities	(386,862)	(538,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(105,596)	595,500
Change in certificates of deposit	55,921	(63,564)
Change in borrowings	277,998	(16,042)
Cash dividends paid on common stock	(13,425)	(12,305)
Net cash provided by financing activities	214,898	503,589
Net change in cash and cash equivalents	(148,611)	17,692
Cash and cash equivalents at beginning of period	180,153	75,785
Cash and cash equivalents at end of period	$31,542	$93,477
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,052	$3,920
Income taxes	18,917	7,442

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2022 and December 31, 2021, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

3. Subsequent Events

Northmark Merger

On October 1, 2022, the Company completed its merger (the “Northmark Merger”) with Northmark Bank. (“Northmark”), adding three banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger, each outstanding share of Northmark common stock was converted into 0.9950 shares of the Company’s common stock. As a result of the Northmark Merger, former Northmark stockholders received an aggregate of 788,137 shares of the Company's common stock. The total consideration paid amounted to $62.8 million, based on the closing price of $79.74 of the Company's common stock and cash paid for fractional shares on October 1, 2022.

The Company recorded total assets of $429.0 million, assumed total liabilities of $378.5 million, and recorded $12.3 million in goodwill.

The Company accounted for the Northmark Merger using the acquisition method pursuant to Accounting Standards Codification ("ASC") Topic 805, “Business Combinations.” Accordingly, the Company recorded merger expenses of $150,000 and $396,000 during the three and nine months ended September 30, 2022, respectively.

The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

			At October 1, 2022
	Northmark Book Value	Purchase Accounting Adjustments	Net Assets Acquired at Fair Value
	(dollars in thousands)
Total Purchase Price			$62,850
Assets
Cash and cash equivalents	$82,174	$—	$82,174
Investments	24,056	(1,127)	22,929
Gross loans	316,529	(13,314)	303,215
Allowance for loan loss	(3,948)	3,948	—
Premises and equipment	4,803	2,053	6,856
Core deposit intangible	—	5,320	5,320
Other assets	7,518	1,017	8,535
Total assets acquired	431,132	(2,103)	429,029

Liabilities
Deposits	373,042	87	373,129
Repurchase agreements	3,745	—	3,745
Other liabilities	1,579	—	1,579
Total liabilities assumed	378,366	87	378,453
Net assets acquired	$52,766	$(2,190)	$50,576
Goodwill			$12,274

Management has reviewed events occurring through November 3, 2022, the date the unaudited consolidated financial statements were available to be issued and determined that no other subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.
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

5. Cash and cash equivalents

At September 30, 2022 and December 31, 2021, cash and cash equivalents totaled $31.5 million and $180.2 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at September 30, 2022, as compared to the $13.3 million pledged at December 31, 2021. See Note 16- Derivative and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,997	$—	$(3,342)	$19,655	$22,996	$246	$(231)	$23,011
Mortgage-backed securities	162,949	2	(25,305)	137,646	176,531	959	(4,462)	173,028
Corporate debt securities	992	8	—	1,000	1,743	24	(3)	1,764
Total available for sale securities	$186,938	$10	$(28,647)	$158,301	$201,270	$1,229	$(4,696)	$197,803

Held to maturity securities
Mortgage-backed securities	$976,664	$6	$(156,651)	$820,019	$864,983	$3,981	$(13,258)	$855,706
Corporate debt securities	250	—	(6)	244	6,997	26	—	7,023
Municipal securities	96,990	20	(12,958)	84,052	105,081	3,798	(516)	108,363
Total held to maturity securities	$1,073,904	$26	$(169,615)	$904,315	$977,061	$7,805	$(13,774)	$971,092
Total	$1,260,842	$36	$(198,262)	$1,062,616	$1,178,331	$9,034	$(18,470)	$1,168,895

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2022 or at December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	September 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$10,730	$(2,270)	$8,925	$(1,072)	$19,655	$(3,342)
Mortgage-backed securities	60,075	(5,343)	77,464	(19,962)	137,539	(25,305)
Corporate debt securities	—	—	—	—	-	-
Total available for sale securities	$70,805	$(7,613)	$86,389	$(21,034)	$157,194	$(28,647)

Held to maturity securities
Mortgage-backed securities	$553,667	$(91,323)	$265,690	$(65,328)	$819,357	$(156,651)
Corporate debt securities	244	(6)	—	—	244	(6)
Municipal securities	64,794	(7,895)	11,174	(5,063)	75,968	(12,958)
Total held to maturity securities	$618,705	$(99,224)	$276,864	$(70,391)	$895,569	$(169,615)
Total	$689,510	$(106,837)	$363,253	$(91,425)	$1,052,763	$(198,262)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,881	$(115)	$4,884	$(116)	$9,765	$(231)
Mortgage-backed securities	74,724	(2,253)	47,871	(2,209)	122,595	(4,462)
Corporate debt securities	760	(3)	—	—	760	(3)
Total available for sale securities	$80,365	$(2,371)	$52,755	$(2,325)	$133,120	$(4,696)

Held to maturity securities
Mortgage-backed securities	$740,966	$(12,509)	$15,345	$(749)	$756,311	$(13,258)
Municipal securities	12,607	(194)	5,716	(322)	18,323	(516)
Total held to maturity securities	$753,573	$(12,703)	$21,061	$(1,071)	$774,634	$(13,774)
Total	$833,938	$(15,074)	$73,816	$(3,396)	$907,754	$(18,470)

As of September 30, 2022, 461 debt securities had gross unrealized losses, with an aggregate depreciation of 15.9% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $2.1 million, or 22.5% of its amortized cost. The largest unrealized loss percentage of any single security was 38.9% of its amortized cost, or $914,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of September 30, 2022.

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

	September 30, 2022
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,997	$8,925	$5,000	$4,338	$8,000	$6,392	$22,997	$19,655
Mortgage-backed securities	—	—	8,881	8,293	44,378	37,286	109,690	92,067	162,949	137,646
Corporate debt securities	992	1,000	—	—	—	—	—	—	992	1,000
Total available for sale securities	$992	$1,000	$18,878	$17,218	$49,378	$41,624	$117,690	$98,459	$186,938	$158,301

Held to maturity securities
Mortgage-backed securities	$—	$—	$22,061	$20,732	$46,110	$40,926	$908,493	$758,361	$976,664	$820,019
Corporate debt securities	—	—	250	244	—	—	—	—	250	244
Municipal securities	6,048	6,051	18,103	17,751	28,490	27,131	44,349	33,119	96,990	84,052
Total held to maturity securities	$6,048	$6,051	$40,414	$38,727	$74,600	$68,057	$952,842	$791,480	$1,073,904	$904,315
Total	$7,040	$7,051	$59,292	$55,945	$123,978	$109,681	$1,070,532	$889,939	$1,260,842	$1,062,616

There were no sales of investment securities during the three and nine months ended September 30, 2022 or September 30, 2021.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. The following tables summarize the credit rating of the Company’s debt securities portfolio at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$137,646	$—	$—	$19,655	$157,301
BBB/BB/B	—	1,000	—	—	1,000
Total available for sale securities	$137,646	$1,000	$—	$19,655	$158,301
Held to maturity securities, at amortized cost
AAA/AA/A	$976,664	$250	$96,990	$—	$1,073,904
Total held to maturity securities	$976,664	$250	$96,990	$—	$1,073,904

	December 31, 2021
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$173,028	$759	$—	$23,011	$196,798
BBB/BB/B	—	1,005	—	—	1,005
Total available for sale securities	$173,028	$1,764	$—	$23,011	$197,803
Held to maturity securities, at amortized cost
AAA/AA/A	$864,983	$6,997	$105,081	$—	$977,061
Total held to maturity securities	$864,983	$6,997	$105,081	$—	$977,061

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

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$788,741	$716,456
Mortgages - adjustable rate	692,985	679,675
Construction	27,234	13,012
Deferred costs, net of unearned fees	7,069	5,936
Total residential mortgages	1,516,029	1,415,079

Commercial mortgage
Mortgages - non-owner occupied	1,439,020	1,272,135
Mortgages - owner occupied	151,937	150,632
Construction	87,743	86,246
Deferred costs, net of unearned fees	2,353	1,989
Total commercial mortgages	1,681,053	1,511,002

Home equity
Home equity - lines of credit	92,288	85,639
Home equity - term loans	2,114	2,017
Deferred costs, net of unearned fees	295	304
Total home equity	94,697	87,960

Commercial and industrial
Commercial and industrial	294,173	247,024
PPP loans	1,541	22,856
Unearned fees, net of deferred costs	179	(434)
Total commercial and industrial	295,893	269,446

Consumer
Secured	40,085	34,308
Unsecured	831	1,303
Deferred costs, net of unearned fees	20	8
Total consumer	40,936	35,619
Total loans	$3,628,608	$3,319,106

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

PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company did not record an allowance for credit losses for PPP loans at September 30, 2022 or December 31, 2021.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,481	$436	$649	$78	$5,644
Loans past due >90 days, but still accruing	—	—	—	13	13
Troubled debt restructurings	639	—	—	87	726
Total	$5,120	$436	$649	$178	$6,383

	December 31, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,777	$517	$223	$111	$4,628
Troubled debt restructurings	652	—	—	106	758
Total	$4,429	$517	$223	$217	$5,386

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. As a result of the enactment of the Consolidated Appropriations Act, 2021, in January 2021, the suspension of TDR accounting was extended to, and expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided that these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at September 30, 2022 and will not be reported as past due during the deferral period. The Company had no loans in deferral as of September 30, 2022.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of September 30, 2022

	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$274,606	$516,396	$284,219	$116,850	$79,199	$239,639	$—	$1,510,909
Non-performing	—	—	—	—	693	4,427	—	5,120
Total	$274,606	$516,396	$284,219	$116,850	$79,892	$244,066	$—	$1,516,029

Home equity:
Current	$—	$—	$—	$60	$368	$480	$93,140	$94,048
Non-performing	—	—	—	—	—	—	649	649
Total	$—	$—	$—	$60	$368	$480	$93,789	$94,697

Consumer:
Current	$14,741	$9,184	$6,675	$505	$2,566	$6,698	$567	$40,936
Non-performing	—	—	—	—	—	—	—	—
Total	$14,741	$9,184	$6,675	$505	$2,566	$6,698	$567	$40,936

	Credit Quality Indicator - by Origination Year as of September 30, 2022
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$312,764	$322,643	$230,231	$269,710	$128,442	$346,032	$—	$1,609,822
7 (Special Mention)	—	—	2,361	40,400	21,841	6,309	—	70,911
8 (Substandard)	—	—	—	—	—	320	—	320
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$312,764	$322,643	$232,592	$310,110	$150,283	$352,661	$—	$1,681,053
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$75,505	$68,413	$71,418	$31,070	$19,142	$22,295	$465	$288,308
7 (Special Mention)	—	3,538	233	212	407	132	10	4,532
8 (Substandard)	—	—	671	2,207	88	87	—	3,053
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$75,505	$71,951	$72,322	$33,489	$19,637	$22,514	$475	$295,893

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$535,071	$329,501	$135,139	$101,108	$77,702	$232,129	$—	$1,410,650
Non-performing	—	151	—	330	54	3,894	—	4,429
Total	$535,071	$329,652	$135,139	$101,438	$77,756	$236,023	$—	$1,415,079

Home equity:
Current	$—	$719	$3,088	$4,469	$5,060	$5,475	$68,926	$87,737
Non-performing	—	—	223	—	—	—	—	223
Total	$—	$719	$3,311	$4,469	$5,060	$5,475	$68,926	$87,960

Consumer:
Current	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619
Non-performing	—	—	—	—	—	—	—	—
Total	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$319,633	$248,691	$320,189	$158,462	$93,016	$298,791	$—	$1,438,782
7 (Special Mention)	—	1,096	40,879	22,471	2,913	4,131	—	71,490
8 (Substandard)	—	—	—	—	—	730	—	730
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$319,633	$249,787	$361,068	$180,933	$95,929	$303,652	$—	$1,511,002
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$83,614	$77,073	$38,299	$34,360	$19,727	$4,622	$353	$258,048
7 (Special Mention)	318	350	5,523	406	161	859	10	7,627
8 (Substandard)	—	792	2,331	504	—	144	—	3,771
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$83,932	$78,215	$46,153	$35,270	$19,888	$5,625	$363	$269,446

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2022
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgage	$10,161	$1,337	$1,175	$12,673	$1,503,356	$1,516,029	$—
Commercial mortgage	435	1,166	—	1,601	1,679,452	1,681,053	—
Home equity	735	51	138	924	93,773	94,697	—
Commercial and industrial	8	42	13	63	295,830	295,893	13
Consumer	11	11	—	22	40,914	40,936	—
Total	$11,350	$2,607	$1,326	$15,283	$3,613,325	$3,628,608	$13

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total	Amortized Cost 90+ Days Past Due and Accruing
	(dollars in thousands)
Residential mortgage	$8,470	$415	$1,488	$10,373	$1,404,706	$1,415,079	$—
Commercial mortgage	476	—	—	476	1,510,526	1,511,002	—
Home equity	314	643	—	957	87,003	87,960	—
Commercial and industrial	5	437	—	442	269,004	269,446	—
Consumer	—	—	—	—	35,619	35,619	—
Total	$9,265	$1,495	$1,488	$12,248	$3,306,858	$3,319,106	$—

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2022 and December 31, 2021.

Allowance for Credit Losses

The following tables present changes in the allowance for credit losses disaggregated by loan category:

	Three Months Ended September 30, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June 30, 2022	$12,639	$17,767	$400	$2,852	$466	$—	$34,124
Charge-offs	—		—	—	—	—	—
Recoveries	—	—	—	10	—	—	10
Provision for (release of) credit losses - loan portfolio	604	(538)	48	549	(49)	—	614
Allowance for credit losses - loan portfolio	$13,243	$17,229	$448	$3,411	$417	$—	$34,748
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2022	$—	$—	$—	$—	$—	$1,371	$1,371
Release of credit losses - unfunded commitments	—	—	—	—	—	(2)	(2)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,369	$1,369
Total allowance for credit loss	$13,243	$17,229	$448	$3,411	$417	$1,369	$36,117

	Nine Months Ended September 30, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Charge-offs	—	—	—	(3)	(28)	—	(31)
Recoveries	—	—	—	56	12	—	68
Provision for (release of) credit losses - loan portfolio	(140)	96	42	369	(152)	—	215
Allowance for credit losses - loan portfolio	$13,243	$17,229	$448	$3,411	$417	$—	$34,748
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Release of credit losses - unfunded commitments	—	—	—	—	—	(15)	(15)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,369	$1,369
Total allowance for credit loss	$13,243	$17,229	$448	$3,411	$417	$1,369	$36,117

	Three Months Ended September 30, 2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June 30, 2021	$13,556	$17,301	$473	$3,209	$490	$—	$35,029
Charge-offs	(4)	—	—	—	(2)	—	(6)
Recoveries	—	—	—	58	24	—	82
Provision for (release of) credit losses - loan portfolio	360	(26)	(22)	(109)	(77)	—	126
Allowance for credit losses - loan portfolio	$13,912	$17,275	$451	$3,158	$435	$—	$35,231
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2021	$—	$—	$—	$—	$—	$950	$950
Release of credit losses - unfunded commitments	—	—	—	—	—	(40)	(40)
Allowance for credit losses- unfunded commitments	—	—	—	—	—	910	910
Total allowance for credit loss	$13,912	$17,275	$451	$3,158	$435	$910	$36,141

	Nine Months Ended September 30, 2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	(4)	—	—	—	(5)	—	(9)
Recoveries	—	30	—	92	29	—	151
Provision for (release of) credit losses - loan portfolio	849	(1,319)	(101)	(243)	(113)	—	(927)
Allowance for credit losses - loan portfolio	$13,912	$17,275	$451	$3,158	$435	$—	$35,231
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Release of credit losses - unfunded commitments	—	—	—	—	—	(94)	(94)
Allowance for credit losses-unfunded commitments	—	—	—	—	—	910	910
Total allowance for credit loss	$13,912	$17,275	$451	$3,158	$435	$910	$36,141

8. Income Taxes

The Company’s effective tax rate was 26.1% for the three months ended September 30, 2022 and 26.5% for the nine months ended September 30, 2022, as compared to 25.7% and 26.0% for the three and nine months ended September 30, 2021, respectively.

Net deferred tax assets totaled $15.1 million and $10.0 million at September 30, 2022 and December 31, 2021, respectively. The Company did not record a valuation allowance for deferred tax assets at September 30, 2022 or December 31, 2021.

The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Current income tax expense
Federal	$4,058	$3,078	$9,021	$8,225
State	1,863	1,403	3,847	3,692
Total current income tax expense	$5,921	$4,481	$12,868	$11,917

Deferred income tax expense (benefit)
Federal	$(529)	$82	$1,435	$1,634
State	(240)	44	668	770
Total deferred income tax expense (benefit)	(769)	126	2,103	2,404
Total income tax expense	$5,152	$4,607	$14,971	$14,321

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$100	$88	$6	$6
Interest cost	328	301	65	54	4	5
Expected return on assets	(968)	(892)	—	—	—	—
Amortization of prior service credit	—	(1)	—	—	—	—
Amortization of net actuarial loss	—	—	7	12	—	—
Net periodic benefit cost (credit)	$(640)	$(592)	$172	$154	$10	$11

	Nine Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$299	$300	$20	$23
Interest cost	982	907	195	167	14	14
Expected return on assets	(2,907)	(2,675)	—	—	—	—
Amortization of prior service credit	—	(2)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	21	34	—	—
Net periodic benefit cost (credit)	$(1,925)	$(1,770)	$515	$501	$34	$37

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three and nine months ended September 30, 2022, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2022.

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

Total expenses related to the PSP and ESOP for the three months ended September 30, 2022 and September 30, 2021 amounted to $1.1 million and $887,000, respectively. Total expenses related to the PSP and ESOP for the nine months ended September 30, 2022 and September 30, 2021 amounted to $3.5 million and $3.2 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the DC SERP for the three months ended September 30, 2022, and September 30, 2021, amounted to $68,000 and $51,000, respectively. Total expenses related to the DC SERP for the nine months ended September 30, 2022, and September 30, 2021, amounted to $203,000 and $150,000, respectively.

10. STOCK BASED COMPENSATION

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three and nine months ended September 30, 2022, the Company issued the following RSAs and RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs time-vest either over a three-year or five-year period. RSUs vest over a three-year period. The fair value of RSAs and RSUs are based upon the closing price of the Company's common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of RSUs do not participate in the rewards of stock ownership of the Company until vested.

Three Months Ended September 30, 2022
	Weighted Average
Shares Granted	Fair Value Per Share at Grant Date	Type of Award
1,000	$83.08	RSAs

Nine Months ended September 30, 2022
	Weighted Average
Shares Granted	Fair Value Per Share at Grant Date	Type of Award
13,934	$87.00	RSAs
8,796	$88.18	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

There were no PRSUs granted during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company granted 30,895 PRSUs from the 2017 Plan, as shown in the table below. PRSUs are subject to a three-year performance period and are earned based on two factors: (i) operating return on assets and (ii) operating diluted earnings per share growth as compared to the Company’s established peer indices as defined in the Company’s 2022 Proxy Statement filed with the SEC on March 16, 2022.

Nine Months ended September 30, 2022
	Weighted Average
Shares Granted	Fair Value Per Share at Grant Date	Type of Award
30,895	$88.18	PRSUs

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Share based compensation expense	$697	$396	$2,288	$2,909
Related tax benefits	$195	$111	$639	$812

Share-based activity in the statement of changes in shareholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. There were no shares issued under the 2017 Plan for the three months ended September 30, 2022. The total shares issued under the 2017 Plan for the three months ended September 30, 2021 was 5,941. The total shares issued under the 2017 Plan for the nine months ended September 30, 2022 and September 30, 2021 were 6,776 and 5,941, respectively.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$902,115	$809,383
Origination of new loans	41,604	70,633
Standby letters of credit	20,122	18,880
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	—	3,920

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended September 30,
	2022	2021
	(dollars in thousands)
Operating lease cost	$1,742	$1,709
Variable lease cost (cost excluded from lease payments)	11	3
Sublease income	(66)	(13)
Total operating lease cost	$1,687	$1,699
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,811	$1,812
Operating Lease - operating cash flows (liability reduction)	1,599	1,564
Weighted average lease term - operating leases	5.65 Years	6.34 Years
Weighted average discount rate - operating leases	2.99%	2.93%

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Operating lease cost	$5,228	$5,232
Variable lease cost (cost excluded from lease payments)	30	10
Sublease income	(173)	(46)
Total operating lease cost	$5,085	$5,196
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$5,449	$5,468
Operating Lease - operating cash flows (liability reduction)	4,790	4,703
Weighted average lease term - operating leases	5.65 Years	6.34 Years
Weighted average discount rate - operating leases	2.99%	2.93%

The total minimum lease payments due in future periods for lease agreements in effect at September 30, 2022 were as follows:

Future Minimum
September 30, 2022	Lease Payments
(dollars in thousands)
Remainder of 2022	$6,937
2023	6,413
2024	5,189
2025	4,522
2026	2,183
Thereafter	6,393
Total minimum lease payments	$31,637
Less: interest	(2,557)
Total lease liability	$29,080

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.8 million for both the three months ended September 30, 2022 and September 30, 2021. Total rental expense was $5.5 million for both the nine months ended September 30, 2022 and September 30, 2021.

13. Shareholders’ Equity

As of September 30, 2022 and December 31, 2021, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$450,469	13.4%	$353,698	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	414,351	12.3%	286,327	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	414,351	12.3%	235,799	7.0%	N/A	N/A
Tier 1 capital (to average assets)	414,351	8.1%	204,699	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$434,420	12.9%	$353,665	10.5%	$336,824	10.0%
Tier 1 capital (to risk-weighted assets)	398,301	11.8%	286,300	8.5%	269,459	8.0%
Common equity tier I capital (to risk-weighted assets)	398,301	11.8%	235,776	7.0%	218,935	6.5%
Tier 1 capital (to average assets)	398,301	7.8%	204,686	4.0%	255,857	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$420,398	13.6%	$325,617	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	384,518	12.4%	263,595	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	384,518	12.4%	217,078	7.0%	N/A	N/A
Tier 1 capital (to average assets)	384,518	8.3%	185,015	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$409,806	13.2%	$325,587	10.5%	$310,082	10.0%
Tier 1 capital (to risk-weighted assets)	373,926	12.1%	263,570	8.5%	248,066	8.0%
Common equity tier I capital (to risk-weighted assets)	373,926	12.1%	217,058	7.0%	201,554	6.5%
Tier 1 capital (to average assets)	373,926	8.1%	185,003	4.0%	231,254	5.0%

14. Other Comprehensive INcome (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) ("AOCI") ("AOCL") during the periods, by component, net of tax:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding losses	$(8,575)	$2,173	$(6,402)	$(1,183)	$310	$(873)
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(209)	59	(150)	103	(29)	74
Reclassification adjustment for (losses) income recognized in net income	20	(6)	14	(709)	198	(511)
Defined benefit retirement plans
Net change in retirement liability	—	—	—	11	(3)	8
Total other comprehensive (loss) income	$(8,764)	$2,226	$(6,538)	$(1,778)	$476	$(1,302)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding losses	$(25,170)	$6,404	$(18,766)	$(3,685)	$960	$(2,725)
Interest rate swaps designated as cash flow hedges
Unrealized holding losses	(2,267)	634	(1,633)	(340)	95	(245)
Reclassification adjustment for losses recognized in net income	(985)	275	(710)	(1,985)	554	(1,431)
Defined benefit retirement plans
Net change in retirement liability	—	—	—	32	(9)	23
Total other comprehensive loss	$(28,422)	$7,313	$(21,109)	$(5,978)	$1,600	$(4,378)

Reclassifications out of AOCI and AOCL that have an impact on net income are presented below.

Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	September 30, 2022	September 30, 2021	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(20)	$709	Interest on taxable loans
Tax benefit (expense)	6	(198)	Income tax expense
Net of tax	$(14)	$511	Net income

Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 30, 2022	September 30, 2021	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized gains on derivatives	$985	$1,985	Interest on taxable loans
Tax expense	(275)	(554)	Income tax expense
Net of tax	$710	$1,431	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$14,616	$13,319	$41,590	$40,762
Less dividends and undistributed earnings allocated to participating securities	(73)	(62)	(207)	(184)
Net income applicable to common shareholders	$14,543	$13,257	$41,383	$40,578
Denominator:
Weighted average common shares outstanding	6,972	6,933	6,962	6,924
Earnings per common share - basic	$2.09	$1.91	$5.94	$5.86
Earnings per common share - diluted:
Numerator:
Net income	$14,616	$13,319	$41,590	$40,762
Less dividends and undistributed earnings allocated to participating securities	(73)	(62)	(207)	(184)
Net income applicable to common shareholders	$14,543	$13,257	$41,383	$40,578
Denominator:
Weighted average common shares outstanding	6,972	6,933	6,962	6,924
Dilutive effect of common stock equivalents	47	67	48	67
Weighted average diluted common shares outstanding	7,019	7,000	7,010	6,991
Earnings per common share - diluted	$2.07	$1.89	$5.90	$5.80

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

During the next twelve months, the Company estimates that $584,000 will be reclassified out of AOCL into earnings, as a decrease to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from interest rate swaps and risk participation agreements the Company provides to certain customers.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	September 30, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$250,000	Other Assets	$1,869	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,869			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$516,059	Other Assets	$54,160	$516,059	Other Liabilities	$54,160
Risk participation agreements-out to counterparties	47,018	Other Assets	26	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	71,430	Other Liabilities	46
Total derivatives not designated as hedging instruments			$54,186			$54,206

	December 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$3,513	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$3,513			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate swaps with customers	$522,581	Other Assets	$23,431	$—	Other Liabilities	$—
Mirror swaps with counterparties	—	Other Assets	—	522,581	Other Liabilities	23,431
Risk participation agreements-out to counterparties	47,988	Other Assets	107	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	109,510	Other Liabilities	293
Total derivatives not designated as hedging instruments			$23,538			$23,724

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Three Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(209)	$59	$(150)	Interest Income	$(20)	$29	$(49)

	Nine Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,267)	$634	$(1,633)	Interest Income	$985	$1,129	$(144)

	Three Months Ended September 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(606)	$(579)	$(27)	Interest Income	$709	$758	$(49)

	Nine Months Ended September 30, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,325)	$(2,364)	$39	Interest Income	$1,985	$2,131	$(146)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
		September 30, 2022	September 30, 2021
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(55)	$(136)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended
		September 30, 2022	September 30, 2021
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(165)	$17

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$56,055	$—	$56,055	$—	$(52,706)	$3,349

Offsetting of Derivative Liabilities
Derivative Liabilities	$54,206	$—	$54,206	$—	$—	$54,206

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$27,051	$—	$27,051	$6,365	$—	$20,686

Offsetting of Derivative Liabilities
Derivative Liabilities	$23,724	$—	$23,724	$6,365	$14,011	$3,348

At September 30, 2022 there were no derivatives in a net liability position related to these agreements. At December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.0 million. At December 31, 2021, the Company had minimum collateral posting thresholds with certain derivative counterparties and posted cash collateral of $13.3 million. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $14.0 million.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$31,542	$31,542	$180,153	$180,153
Securities available for sale	158,301	158,301	197,803	197,803
Securities held to maturity	1,073,904	904,315	977,061	971,092
Loans, net	3,593,860	3,413,944	3,284,610	3,230,339
Loans held for sale	—	—	1,490	1,528
FHLB of Boston stock	12,683	12,683	4,816	4,816
Accrued interest receivable	11,258	11,258	9,162	9,162
Mortgage servicing rights	964	1,597	1,083	1,518
Interest rate contracts	1,869	1,869	3,513	3,513
Loan level interest rate swaps	54,160	54,160	23,431	23,431
Risk participation agreements out to counterparties	26	26	107	107

Financial liabilities
Deposits	4,281,422	4,278,328	4,331,152	4,330,991
Borrowings	294,459	294,452	16,510	16,523
Loan level interest rate swaps	54,160	54,160	23,431	23,431
Risk participation agreements in with counterparties	46	46	293	293

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,655	$—	$19,655
Mortgage-backed securities	—	137,646	—	137,646
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with customers	—	54,160	—	54,160
Risk participation agreements-out to counterparties	—	26	—	26
Interest rate contracts	—	1,869	—	1,869
Other liabilities
Interest rate swaps with customers	—	54,160	—	18,161
Risk participation agreements-in with counterparties	—	46	—	46

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,011	$—	$23,011
Mortgage-backed securities	—	173,028	—	173,028
Corporate debt securities	—	1,764	—	1,764
Other assets
Interest rate swaps with customers	—	23,431	—	23,431
Risk participation agreements-out to counterparties	—	107	—	107
Interest rate contracts	—	3,513	—	3,513
Other liabilities
Mirror swaps with counterparties	—	23,431	—	23,431
Risk participation agreements-in with counterparties	—	293	—	293

The following tables present the carrying value of assets held at September 30, 2022 and December 31, 2021, which were measured at fair value on a non-recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$111	$111
Total	$—	$—	$111	$111

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$1,490	$—	$—	$1,490
Individually evaluated collateral dependent loans	—	—	130	130
Total	$1,490	$—	$130	$1,620

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

There were no transfers between levels for the three and nine months ended September 30, 2022 or September 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2022.

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
•
inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Company's merger (the "Northmark Merger") with Northmark Bank ("Northmark").
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

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of September 30, 2022, the Company had total assets of approximately $5.1 billion. The Bank operates 22 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on four core services that center around client needs. The Company's core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s customers consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of September 30, 2022, the Company had Assets under Management and Administration of approximately $3.8 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company's wealth management clients value personal service and depend on the commitment and expertise of the Company's experienced banking, investment, and fiduciary professionals.

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

MERGER WITH NORTHMARK

On October 1, 2022, the Company completed the Northmark Merger, which added three banking offices in Massachusetts. The Company paid total consideration of $62.8 million, which consisted of 788,137 shares of Cambridge Bancorp common stock issued to Northmark shareholders. The transaction included the assumption of $316.5 million in loans and the acquisition of $373.0 million in deposits, excluding fair value adjustments.

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

Results of Operations

Results of Operations for the three months ended September 30, 2022 and September 30, 2021

General. Net income increased by $1.3 million, or 9.7%, to $14.6 million for the quarter ended September 30, 2022, as compared to net income of $13.3 million for the quarter ended September 30, 2021. The increase was primarily due to higher net interest and dividend income before the provision of credit losses of $3.9 million, partially offset by an increase in noninterest expense of $817,000, an increase in income tax expense of $545,000, an increase in the provision for credit losses of $526,000, and a decrease in noninterest income of $672,000. Diluted earnings per share were $2.07 for the quarter ended September 30, 2022, as compared to a diluted earnings per share of $1.89 for the quarter ended September 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses for the quarter ended September 30, 2022 increased by $3.9 million, or 11.9%, to $36.3 million, as compared to $32.4 million for the quarter ended September 30, 2021, primarily due to an increase in average interest earning assets and higher asset yields, partially offset by lower Paycheck Protection Program (“PPP”) fee income recognized on PPP loans forgiven by the Small Business Administration (“SBA”), lower loan accretion associated with merger accounting and higher costs of interest bearing liabilities.

•
Interest on loans increased by $4.0 million, or 13.1%, for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021, primarily due to higher average loan balances and higher yields, partially offset by lower PPP loan related income and lower loan accretion associated with merger accounting.
•
Interest on investment securities increased by $2.5 million, or 79.7%, for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021, primarily due to growth in the investment portfolio.
•
Interest on deposits increased by $1.8 million, or 162.1%, for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021, primarily due to average deposit growth combined with higher costs of deposits.
•
Interest on borrowed funds increased by $1.0 million, or 681.0%, for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021, primarily due to higher average borrowings.

Total average interest-earning assets increased by $714.2 million, or 17.1%, to $4.89 billion during the quarter ended September 30, 2022, from $4.18 billion for the quarter ended September 30, 2021, primarily due to growth in both the loan and investment securities portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 15 basis points to 2.95% for the quarter ended September 30, 2022, as compared to 3.10% for the quarter ended September 30, 2021, primarily due to lower PPP fee income, lower fair value accretion, combined with higher average interest bearing deposits, and higher average borrowings.

Interest and Dividend Income. Total interest and dividend income increased by $6.6 million, or 19.7%, to $40.3 million for the quarter ended September 30, 2022, as compared to $33.7 million for the quarter ended September 30, 2021, primarily due to growth in both the loan and investment securities portfolios and higher asset yields, partially offset by lower PPP fee income and lower loan accretion associated with merger accounting.

Interest Expense. Interest expense increased by $2.8 million, or 223.9%, to $4.0 million for the quarter ended September 30, 2022, as compared to $1.2 million for the quarter ended September 30, 2021, primarily driven by deposit growth, higher costs of deposits, combined with higher average borrowings.

Average interest-bearing liabilities increased by $473.1 million to $3.12 billion during the quarter ended September 30, 2022, from $2.65 billion for the quarter ended September 30, 2021. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $390.0 million and an increase in average checking account balances of $16.0 million, partially offset by a decrease in average certificates of deposit balances of $44.3 million, and a decrease in the average savings account balances of $62.1 million. The average cost of deposits increased to 0.26% for the quarter ended September 30, 2022, from 0.11% for the quarter ended September 30, 2021. Total average borrowings increased by $173.5 million to $190.5 million during the quarter ended September 30, 2022 from $17.0 million for the quarter ended September 30, 2021.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $612,000 for the quarter ended September 30, 2022, as compared to a provision for credit losses of $86,000 for the quarter ended September 30, 2021 primarily due to loan growth. The Company’s asset quality remains strong. The Company recorded net loan recoveries of $10,000 and $76,000 for the quarters ended September 30, 2022 and September 30, 2021, respectively.

Noninterest Income. Total noninterest income decreased by $672,000, or 6.0%, to $10.4 million for the quarter ended September 30, 2022, as compared to $11.1 million for the quarter ended September 30, 2021, primarily as a result of lower Wealth management revenue and loan related derivative income, partially offset by higher deposit account fees and higher other income. Noninterest income was 22.4% of total revenues for the quarter ended September 30, 2022.

•
Wealth management revenue decreased by $1.0 million, or 10.8%, to $8.2 million for the quarter ended September 30, 2022, as compared to $9.2 million for the quarter ended September 30, 2021. Wealth Management Assets under Management and Administration were $3.84 billion as of September 30, 2022, a decrease of $669.1 million, or 14.8%, from $4.51 billion at September 30, 2021, primarily due to declines in the equity and bond markets and net outflows.
•
Loan-related derivative income decreased by $177,000, or 45.4%, to $213,000 for the quarter ended September 30, 2022, as compared to $390,000 for the quarter ended September 30, 2021, as a result of lower loan swap volume combined with fair value adjustment.
•
Deposit account fees increased by $379,000, or 82.0%, to $841,000 for the quarter ended September 30, 2022, as compared to $462,000 for the quarter ended September 30, 2021, primarily due to fee revenue from commercial deposit sweep products resulting from higher interest rates.
•
Other income increased by $218,000, or 58.1%, to $593,000 for the quarter ended September 30, 2022, as compared to $375,000 for the quarter ended September 30, 2021, primarily due to success fees associated with Innovation Banking loans.

The categories of Wealth management revenues are shown in the following table:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$7,716	$8,719
Financial planning fees and other service fees	523	519
Total wealth management revenues	$8,239	$9,238

The following table presents the changes in Wealth Management Assets under Management:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,844,993	$4,282,204
Gross client asset inflows	155,061	117,204
Gross client asset outflows	(189,622)	(88,670)
Net market impact	(147,398)	13,662
Balance at the end of the period	$3,663,034	$4,324,400
Weighted average management fee	0.78%	0.79%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended September 30, 2022 and September 30, 2021.

Noninterest Expense. Total noninterest expense increased by $817,000, or 3.2%, to $26.3 million for the quarter ended September 30, 2022, as compared to $25.5 million for the quarter ended September 30, 2021, primarily driven by increases in salaries and employee benefits expense, data processing, occupancy and equipment, and FDIC insurance, partially offset by decreases in professional services and non-operating expenses.

•
Salaries and employee benefits expense increased by $937,000, or 5.7%, primarily due to staffing additions to support business initiatives, normal merit increases, and increases in employee benefit costs.
•
Data processing expense increased by $540,000, or 26.3%, primarily as a result of higher data processing fees associated with the Company's wealth management systems.
•
Occupancy and equipment expense increased by $208,000, or 6.3%, primarily due to higher rent and maintenance costs.
•
FDIC insurance expense increased by $148,000, or 48.5%, primarily due to balance sheet growth.
•
Non-operating expenses decreased by $637,000, or 80.9%, primarily due to branch closure and relocation expenses incurred during the third quarter of 2021, while no such expenses were incurred during the quarter ended September 30, 2022.
•
Professional services decreased by $719,000, or 49.0%, primarily due to lower consulting fees and lower temporary help expenses.

Income Tax Expense. The Company recorded a provision for income taxes of $5.2 million for the quarter ended September 30, 2022, as compared to $4.6 million for the quarter ended September 30, 2021. The Company’s effective tax rate was 26.1% for the quarter ended September 30, 2022, as compared to 25.7% for the quarter ended September 30, 2021.

Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

General. Net income increased by $828,000, or 2.0%, to $41.6 million for the nine months ended September 30, 2022, as compared to net income of $40.8 million for the nine months ended September 30, 2021, primarily due to an increase in net interest and dividend income before the provision for (release of) credit losses of $6.1 million, partially offset by an increase in the provision for credit losses of $1.2 million and an increase in noninterest expense of $3.5 million. Diluted earnings per share were $5.90 for the nine months ended September 30, 2022, as compared to a diluted earnings per share of $5.80 for the nine months ended September 30, 2021.

Net Interest and Dividend Income. Net interest and dividend income, before the provision for (release of) credit losses for the nine months ended September 30, 2022 increased by $6.1 million, or 6.4%, to $102.3 million, as compared to $96.2 million for the nine months ended September 30, 2021. This increase was primarily due to an increase in average earning assets and higher asset yields, partially offset by lower PPP loan income, lower loan accretion associated with merger accounting, combined with higher interest expense on deposits and borrowed funds.

•
Interest on loans increased by $1.9 million, or 2.1%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to higher average loan balances and higher yields, partially offset by lower PPP loan related income, and lower loan accretion associated with merger accounting.
•
Interest on investment securities increased by $8.3 million, or 103.0%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to growth in the investment portfolio.
•
Interest on deposits increased by $3.2 million, or 95.6%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to average deposit growth and higher costs of deposits.
•
Interest on borrowed funds increased by $1.1 million, or 258.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to higher average borrowings.

Total average interest-earning assets increased by $809.7 million, or 20.2%, to $4.82 billion during the nine months ended September 30, 2022, from $4.01 billion for the nine months ended September 30, 2021, primarily due to growth in both the loan and investment securities portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 38 basis points to 2.85% for the nine months ended September 30, 2022, as compared to 3.23% for the nine months ended September 30, 2021.

Interest and Dividend Income. Total interest and dividend income increased by $10.4 million, or 10.4%, to $110.4 million for the nine months ended September 30, 2022, as compared to $100.0 million for the nine months ended September 30, 2021, primarily due to growth in both the loan and investment portfolios, partially offset by lower PPP fee-related income, and lower loan accretion associated with merger accounting.

Interest Expense. Interest expense increased by $4.3 million, or 114.0%, to $8.1 million during the nine months ended September 30, 2022, as compared to $3.8 million during the nine months ended September 30, 2021, primarily driven by deposit growth, higher costs of deposits, combined with higher average borrowings.

Average interest-bearing liabilities increased by $502.4 million, or 19.6%, to $3.06 billion during the nine months ended September 30, 2022, from $2.56 billion for the nine months ended September 30, 2021. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $495.2 million, and an increase in average checking account balances of $72.8 million, partially offset by a decrease in average certificate of deposit balances of $76.2 million and average savings account balances of $58.7 million. The average cost of deposits increased to 0.20% for the nine months ended September 30, 2022, from 0.12% for the nine months ended September 30, 2021. Total average borrowings increased by $69.4 million to $88.5 million for the nine months ended September 30, 2022 from $19.1 million nine months ended September 30, 2021.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $200,000 for the nine months ended September 30, 2022, as compared to a release of credit losses of $1.0 million for the nine months ended September 30, 2021, primarily due to loan growth and the changing economic environment and its effect on the Company's allowance for credit losses. The Company’s credit quality remains strong. The Company recorded net recoveries of $37,000 for the nine months ended September 30, 2022, as compared to net recoveries of $142,000 for the nine months ended September 30, 2021.

Noninterest Income. Total noninterest income remained relatively unchanged and totaled $32.9 million for both the nine months ended September 30, 2022 and 2021. This was primarily the result of higher bank-owned life insurance ("BOLI") income, higher other income, and higher deposit account fees, partially offset by lower loan related derivative income, lower wealth management revenue, and lower gains on loans sold. Noninterest income was 24.4% of total revenue for the nine months ended September 30, 2022.

•
BOLI income increased by $1.1 million, or 177.2%, to $1.7 million for the nine months ended September 30, 2022, as compared to $604,000 for the nine months ended September 30, 2021, primarily due to a $1.2 million income increase related to a death benefit claim and policy surrender.
•
Other income increased by $1.1 million, or 86.0%, to $2.4 million for the nine months ended September 30, 2022, as compared to $1.3 million for the nine months ended September 30, 2021, primarily due to equity warrant revenue and success fees associated with Innovation Banking loans in addition to gains recognized on a community development fund investment.
•
Deposit account fees increased by $659,000, or 46.4%, to $2.1 million for the nine months ended September 30, 2022, as compared to $1.4 million for the nine months ended September 30, 2021, primarily due to fee revenue from commercial deposit sweep products resulting from higher interest rates.
•
Loan related derivative income decreased by $1.1 million, or 66.0% to $554,000 for the nine months ended September 30, 2022, as compared to $1.6 million for the nine months ended September 30, 2021, primarily as a result of lower floating rate loan volume.
•
Wealth management revenue decreased by $1.1 million, or 4.1%, to $24.9 million for the nine months ended September 30, 2022, as compared to $26.0 million for the nine months ended September 30, 2021, primarily due to decline in the equity and bond markets and net client outflows.
•
Gain on loans sold decreased by $681,000, or 87.4%, to $98,000 for the nine months ended September 30, 2022, as compared to $779,000 for the nine months ended September 30, 2021, due to lower refinance activity and the corresponding lower sale of residential mortgages.

The categories of Wealth management revenues are shown in the following table:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$24,209	$25,170
Financial planning fees and other service fees	726	842
Total wealth management revenues	$24,935	$26,012

The following table presents the changes in Wealth Management Assets under Management:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,656,183	$3,994,152
Gross client asset inflows	571,787	355,297
Gross client asset outflows	(772,460)	(322,761)
Net market impact	(792,476)	297,712
Balance at the end of the period	$3,663,034	$4,324,400
Weighted average management fee	0.78%	0.80%

There were no significant changes to the average fee rates and fee structure for the nine months ended September 30, 2022 and September 30, 2021.

Noninterest Expense. Total noninterest expense increased by $3.5 million, or 4.7%, to $78.5 million for the nine months ended September 30, 2022, as compared to $75.0 million for the nine months ended September 30, 2021, primarily driven by increases in salaries and employee benefits expense, data processing, and FDIC insurance, partially offset by decreases in professional services and marketing expenses.

•
Salaries and employee benefits expense increased by $2.9 million, or 5.9%, to $51.8 million, primarily due to staffing additions to support business initiatives, normal merit increases, and increases in employee benefit costs.

•
Data processing increased by $1.6 million, or 25.1%, to $7.8 million, primarily as a result of higher data processing fees associated with the Company’s wealth management systems.
•
FDIC insurance increased by $478,000, or 53.0%, to $1.4 million, primarily due to balance sheet growth.
•
Professional services decreased by $1.2 million, or 28.6%, to $2.9 million, primarily due to lower consulting fees, lower temporary help expenses, and lower recruiting expense.
•
Marketing expense decreased by $851,000, or 42.0%, to $1.2 million, primarily due to the timing of marketing spend.

Income Tax Expense. The Company recorded a provision for income taxes of $15.0 million for the nine months ended September 30, 2022, as compared to $14.3 million for the nine months ended September 30, 2021. The effective tax rate was 26.5% for the nine months ended September 30, 2022, as compared to 26.0% for the nine months ended September 30, 2021, primarily due to the tax effects of a BOLI policy surrender and death benefit claim during the second quarter of 2022.

changes in Financial Condition

Total Assets. Total assets increased by $251.8 million, or 5.1%, from $4.89 billion at December 31, 2021, to $5.14 billion at September 30, 2022.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $148.6 million, or 82.5%, from $180.2 million at December 31, 2021 to $31.5 million at September 30, 2022.

Investment Securities. The Company’s total investment securities portfolio increased by $57.3 million, or 4.9%, from $1.17 billion at December 31, 2021 to $1.23 billion at September 30, 2022.

Loans. Total loans increased by $309.5 million, or 9.3%, from $3.32 billion at December 31, 2021 to $3.63 billion at September 30, 2022.

•
Residential real estate loans increased by $101.0 million, or 7.1%, from $1.42 billion at December 31, 2021 to $1.52 billion at September 30, 2022.
•
Commercial real estate loans increased by $170.1 million, or 11.3%, from $1.51 billion at December 31, 2021 to $1.68 billion at September 30, 2022.
•
Commercial and industrial loans increased by $26.4 million, or 10.7%, from $269.4 million at December 31, 2021 to $295.9 million at September 30, 2022.

Bank-Owned Life Insurance (BOLI). The Company invests in BOLI to help offset the costs of its employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At September 30, 2022, the Company's investment in BOLI was $33.8 million, representing a decrease of $13.2 million from $47.0 million at December 31, 2021, primarily due to the surrender of a policy and a death benefit claim during the second quarter of 2022.

Deposits. Total deposits decreased by $49.7 million, or 1.1%, to $4.28 billion at September 30, 2022 from $4.33 billion at December 31, 2021.

•
Core deposits, which the Company defines as all deposits other than certificates of deposit, decreased by $105.6 million, or 2.5%, to $4.06 billion at September 30, 2022, from $4.17 billion at December 31, 2021. Core deposits decreased during the third quarter of 2022 by $74.8 million, or 1.8%, as clients used funds for investment opportunities combined with fluctuations in liquidity.
•
Certificates of deposit totaled $217.9 million at September 30, 2022, an increase of $55.9 million from $162.1 million at December 31, 2021.
•
Total brokered certificates of deposit, which are included within certificates of deposit, were $100.7 million and $2.7 million at September 30, 2022 and December 31, 2021, respectively.
•
The cost of total deposits for the nine months ended September 30, 2022, was 0.20%, as compared to 0.12% for the nine months ended September 30, 2021, an increase of eight basis points. The cost of total deposits excluding brokered certificates of deposit was 0.19% for the nine months ended September 30, 2022 and 0.12% for the nine months ended September 30, 2021, an increase of seven basis points. At September 30, 2022, the spot cost of deposits was 0.34% (0.28% excluding brokered certificate of deposits).

Borrowings. At September 30, 2022 and December 31, 2021, borrowings consisted solely of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings increased to $294.5 million at September 30, 2022, from $16.5 million at December 31, 2021, due to fluctuations in liquidity.

Shareholders’ Equity. Total shareholders’ equity increased by $8.5 million, or 1.9%, to $446.3 million at September 30, 2022, from $437.8 million at December 31, 2021. The Company’s equity increased primarily due to net income of $41.6 million, partially offset by an increase in net unrealized losses on the available for sale investment portfolio of $18.8 million and dividend payments of $13.4 million.

The Company’s ratio of tangible common equity to tangible assets decreased by 22 basis points to 7.70% at September 30, 2022, from

7.92% at December 31, 2021, primarily due to asset growth combined with increases in unrealized losses within the Company’s available for sale investment securities portfolio during the nine months ended September 30, 2022. Tangible book value per share increased by $0.94, or 1.7%, to $55.95 at September 30, 2022, as compared to $55.01 at December 31, 2021.

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

		Three Months Ended			Nine Months Ended
Operating Net Income / Operating Diluted Earnings Per Share		September 30,	June 30,	September 30,	September 30,	September 30,
		2022	2022	2021	2022	2021
		(dollars in thousands, except share data)

Net Income (a GAAP measure)		$14,616	$13,658	$13,319	$41,590	$40,762
Add: Merger expenses		150	246	—	396	—
Add: Branch and office closure expenses		—	—	787	—	787
Less: Tax effect of merger and branch and office closure expenses (1)	`	(38)	(63)	(219)	(101)	(219)
Less: Death benefit on bank owned life insurance ("BOLI") and policy surrender		—	(1,157)	—	(1,157)	—
Add: Tax effect of BOLI policy surrender (1)		—	736	—	736	—
Operating Net Income (a non-GAAP measure)		$14,728	$13,420	$13,887	$41,464	$41,330
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)		(74)	(42)	(65)	(206)	(186)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)		$14,654	$13,378	$13,822	$41,258	$41,144
Weighted Average Diluted Shares		7,018,832	7,026,807	6,999,773	7,010,197	6,991,175
Operating Diluted Earnings Per Share (a non-GAAP measure)		$2.09	$1.90	$1.97	$5.89	$5.89

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$446,290	$442,051	$437,837	$427,577
Less: Goodwill and acquisition related intangibles (GAAP)	(54,258)	(54,348)	(54,529)	(54,619)
Tangible Common Equity (a non-GAAP measure)	$392,032	$387,703	$383,308	$372,958
Total assets (GAAP)	$5,143,359	$5,057,935	$4,891,544	$4,483,567
Less: Goodwill and acquisition related intangibles (GAAP)	(54,258)	(54,348)	(54,529)	(54,619)
Tangible assets (a non-GAAP measure)	$5,089,101	$5,003,587	$4,837,015	$4,428,948
Tangible Common Equity Ratio (a non-GAAP measure)	7.70%	7.75%	7.92%	8.42%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$392,032	$387,703	$383,308	$372,958
Common shares outstanding	7,007,113	7,007,063	6,968,192	6,965,871
Tangible Book Value Per Share (a non-GAAP measure)	$55.95	$55.33	$55.01	$53.54

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

The fair value of securities available for sale totaled $158.3 million and included gross unrealized gains of $10,000 and gross unrealized losses of $28.6 million at September 30, 2022. At December 31, 2021, the fair value of securities available for sale totaled $197.8 million and included gross unrealized gains of $1.2 million and gross unrealized losses of $4.7 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of September 30, 2022 are carried at their amortized cost of $1.07 billion. At December 31, 2021, the amortized cost of securities held to maturity totaled $977.1 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$19,655	12%	$23,011	12%
Mortgage-backed securities	137,646	87%	173,028	87%
Corporate debt securities	1,000	1%	1,764	1%
Total securities available for sale	$158,301	100%	$197,803	100%
Held to maturity securities
Mortgage-backed securities	$976,664	91%	$864,983	88%
Corporate debt securities	250	—%	6,997	1%
Municipal securities	96,990	9%	105,081	11%
Total securities held to maturity	$1,073,904	100%	$977,061	100%
Total	$1,232,205		$1,174,864

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,997	0.5%	$5,000	2.3%	$8,000	2.6%	$22,997	1.6%
Mortgage-backed securities	—	—	8,881	2.0%	44,378	1.5%	109,690	1.5%	162,949	1.5%
Corporate debt securities	992	5.1%	—	—	—	—	—	—	992	5.1%
Total available for sale securities	$992	5.1%	$18,878	1.2%	$49,378	1.6%	$117,690	1.5%	$186,938	1.5%

Held to maturity securities
Mortgage-backed securities	$—	—	$22,061	2.5%	$46,110	1.9%	$908,493	1.8%	$976,664	1.8%
Corporate debt securities	—	—	250	2.0%	—	—	—	—	250	2.0%
Municipal securities	6,048	3.9%	18,103	3.5%	28,490	3.3%	44,349	2.7%	96,990	3.1%
Total held to maturity securities	$6,048	3.9%	$40,414	2.9%	$74,600	2.4%	$952,842	1.8%	$1,073,904	1.9%
Total	$7,040	4.1%	$59,292	2.4%	$123,978	2.1%	$1,070,532	1.8%	$1,260,842	1.9%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of September 30, 2022 or December 31, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$788,741	22%	$716,456	22%
Mortgages - adjustable rate	692,985	19%	679,675	21%
Construction	27,234	1%	13,012	0%
Deferred costs, net of unearned fees	7,069	0%	5,936	0%
Total residential mortgages	1,516,029	42%	1,415,079	43%
Commercial mortgage
Mortgages - non-owner occupied	1,439,020	40%	1,272,135	38%
Mortgages - owner occupied	151,937	4%	150,632	4%
Construction	87,743	2%	86,246	3%
Deferred costs, net of unearned fees	2,353	0%	1,989	0%
Total commercial mortgages	1,681,053	46%	1,511,002	45%
Home equity
Home equity - lines of credit	92,288	3%	85,639	3%
Home equity - term loans	2,114	0%	2,017	0%
Deferred costs, net of unearned fees	295	0%	304	0%
Total home equity	94,697	3%	87,960	3%
Commercial and industrial
Commercial and industrial	294,173	8%	247,024	7%
PPP loans	1,541	0%	22,856	1%
Unearned fees, net of deferred costs	179	0%	(434)	0%
Total commercial and industrial	295,893	8%	269,446	8%
Consumer
Secured	40,085	1%	34,308	1%
Unsecured	831	0%	1,303	0%
Deferred costs, net of unearned fees	20	0%	8	0%
Total consumer	40,936	1%	35,619	1%
Total loans	$3,628,608	100%	$3,319,106	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.52 billion at September 30, 2022, an increase of $101.0 million, or 7.1%, from $1.42 billion at December 31, 2021, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 42% and 43% of total loans at September 30, 2022 and December 31, 2021, respectively.

The average loan balance outstanding in the residential portfolio was $524,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of September 30, 2022. At September 30, 2022, this loan was performing in accordance with its original terms.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three and nine months ended September 30, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $157.0 million at September 30, 2022 and $170.8 million at December 31, 2021.

The table below presents residential real estate loan origination activity for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Originations for retention in portfolio	$351,890	$436,316
Originations for sale to the secondary market	4,515	33,627
Total	$356,405	$469,943

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Loans sold with servicing rights retained	$5,834	$23,204
Loans sold with servicing rights released	—	2,466
Total	$5,834	$25,670

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $964,000 and $1.1 million at September 30, 2022 and December 31, 2021, respectively.

Commercial Mortgage ("CRE"). CRE loans were $1.68 billion as of September 30, 2022, an increase of $170.1 million, or 11.3%, from $1.51 billion at December 31, 2021. The CRE loan portfolio represented 46% and 45% of total loans at September 30, 2022 and December 31, 2021, respectively. The average loan balance outstanding in this portfolio was $2.2 million, and the largest individual CRE loan outstanding was $29.2 million as of September 30, 2022. At September 30, 2022, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $94.7 million and $88.0 million at September 30, 2022 and December 31, 2021, respectively. The home equity portfolio represented 3% of total loans at September 30, 2022 and December 31, 2021. At September 30, 2022, the largest home equity line of credit was $3.5 million and had an outstanding balance of $2.8 million. At September 30, 2022, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $295.9 million and $269.4 million at September 30, 2022 and December 31, 2021, respectively. The C&I portfolio represented 8% of total loans at both September 30, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio was $685,000, and the largest individual C&I loan outstanding was $18.0 million as of September 30, 2022. At September 30, 2022, this loan was performing in accordance with its original terms.

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

At September 30, 2022, commercial renewable energy loans totaled $109.3 million and the average loan balance outstanding in this portfolio was $2.3 million. The largest individual loan outstanding was $7.7 million and was performing in accordance with its original terms at September 30, 2022.

Consumer Loans. The consumer loan portfolio totaled $40.9 million at September 30, 2022 and $35.6 million at December 31, 2021. Consumer loans represented 1% of the total loan portfolio at both September 30, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio was $14,000 and the largest individual consumer loan outstanding was $2.5 million as of September 30, 2022. At September 30, 2022, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company's portfolio based on their loan type and contractual terms to maturity at September 30, 2022. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2022
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$4,885	$6,444	$125,668	$1,379,032	$1,516,029
Commercial mortgage	9,626	342,374	1,231,289	97,764	1,681,053
Home equity	167	4,922	72,311	17,297	94,697
Commercial and industrial	21,155	89,798	156,645	28,295	295,893
Consumer	40,851	27	58	—	40,936
Total	$76,684	$443,565	$1,585,971	$1,522,388	$3,628,608

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at September 30, 2022. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	September 30, 2022
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$813,412	$702,602	$15	$1,516,029
Commercial mortgage	662,025	442,973	576,055	1,681,053
Home equity	2,301	—	92,396	94,697
Commercial and industrial	45,977	31,318	218,598	295,893
Consumer	240	—	40,696	40,936
Total	$1,523,955	$1,176,893	$927,760	$3,628,608

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	September 30,	December 31,
	2022	2021
	(dollars in thousands)
Non-accrual loans	$5,644	$4,628
Loans past due > 90 days, but still accruing	13	—
Troubled debt restructurings	726	758
Total non-performing loans	$6,383	$5,386
Nonperforming loans as a percentage of gross loans	0.18%	0.16%
Nonperforming loans as a percentage of total assets	0.12%	0.11%

Total non-performing loans increased by $997,000, or 18.5%, at September 30, 2022, as compared to December 31, 2021, primarily due to an increase in residential and home equity loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2022 and December 31, 2021, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. As a result of the enactment of the Consolidated Appropriations Act, 2021 in January 2021, the suspension of TDR accounting was extended to and expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to customers, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided that these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at September 30, 2022 and will not be reported as past due during the deferral period. As of September 30, 2022, the Company had no loans in deferral.

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	At and For the Nine Months Ended	At and For the Year Ended
	September 30,	December 31,
	2022	2021
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$3,628,608	$3,319,106
Average loans outstanding (net of unearned fees and deferred costs)	$3,468,630	$3,240,876
Loans on non-accrual	$5,644	$4,628
Allowance for credit losses at end of period	$34,748	$34,496
Net (charge-offs) recoveries to average loans outstanding - Total	0.00%	0.00%
Non-accrual loans to loans outstanding at period end	0.16%	0.16%
Allowance for credit losses to total loans (ex. PPP loans)	0.96%	1.05%
Ratio of allowance for credit losses on loans to loans on non-accrual	615.66%	745.38%
Ratio of allowance for credit losses to loans outstanding	0.96%	1.04%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	September 30, 2022			December 31, 2021
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$13,243	39%	43%	$13,383	39%	43%
Commercial mortgages	17,229	50	46	17,133	49	46
Home equity	448	1	2	406	1	2
Commercial and industrial	3,411	9	8	2,989	9	8
Consumer	417	1	1	585	2	1
Total Allowance	$34,748	100%	100%	$34,496	100%	100%

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

The following table sets forth the Company’s deposits for the periods indicated:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,444,765	33.7%	$1,393,935	32.1%
Interest-bearing checking	688,862	16.1%	763,188	17.6%
Money market	1,070,758	25.0%	1,104,238	25.5%
Savings	859,102	20.1%	907,722	21.0%
Retail certificates of deposit under $250,000	81,254	1.9%	99,196	2.3%
Retail certificates of deposit of $250,000 or greater	36,018	0.8%	60,171	1.4%
Wholesale certificates of deposit	100,663	2.4%	2,702	0.1%
Total	$4,281,422	100.0%	$4,331,152	100.0%

At September 30, 2022, the Company had a total of $117.3 million in certificates of deposit, excluding brokered deposits, of which $96.0 million had remaining maturities of one year or less. As of September 30, 2022 and December 31, 2021, the Company had a total of $100.7 million and $2.7 million of brokered deposits, respectively.

Borrowings. Total borrowings were $294.5 million at September 30, 2022, an increase of $277.9 million, as compared to $16.5 million at December 31, 2021. The Company’s borrowings consisted of advances from the FHLB of Boston. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at September 30, 2022 was approximately $386.0 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston.

The Company had no borrowings outstanding with the FRB of Boston at September 30, 2022. The Company’s borrowing capacity at the FRB of Boston at September 30, 2022 was approximately $458.2 million.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,537,808	$34,056	3.82%	$3,409,819	$30,235	3.56%	$3,242,476	$30,093	3.68%
Tax-exempt	48,235	464	3.82	46,771	448	3.84	45,228	448	3.93
Securities available for sale (3)
Taxable	191,050	677	1.41	198,985	671	1.35	213,542	660	1.23
Securities held to maturity
Taxable	994,790	4,424	1.76	1,012,604	4,318	1.71	459,940	1,842	1.59
Tax-exempt	97,618	760	3.09	101,029	794	3.15	105,672	850	3.19
Cash and cash equivalents	25,095	41	0.65	48,197	42	0.35	113,511	28	0.10
Total interest-earning assets (4)	4,894,596	40,422	3.28%	4,817,405	36,508	3.04%	4,180,369	33,921	3.22%
Non-interest-earning assets	237,087			232,165			252,201
Allowance for credit losses	(34,517)			(34,368)			(35,302)
Total assets	$5,097,166			$5,015,202			$4,397,268
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$701,729	$141	0.08%	$743,030	$50	0.03%	$685,731	$63	0.04%
Savings accounts	887,404	385	0.17	899,820	181	0.08	949,487	198	0.08
Money market accounts	1,184,081	2,003	0.67	1,203,020	1,531	0.51	794,081	613	0.31
Certificates of deposit	157,622	317	0.80	129,060	82	0.25	201,944	212	0.42
Total interest-bearing deposits	2,930,836	2,846	0.39	2,974,930	1,844	0.25	2,631,243	1,086	0.16
Other borrowed funds	190,543	1,148	2.39	56,734	254	1.80	17,005	147	3.43
Total interest-bearing liabilities	3,121,379	3,994	0.51%	3,031,664	2,098	0.28%	2,648,248	1,233	0.18%
Non-interest-bearing liabilities
Demand deposits	1,429,649			1,452,911			1,219,288
Other liabilities	100,651			93,966			105,846
Total liabilities	4,651,679			4,578,541			3,973,382
Shareholders’ equity	445,487			436,661			423,886
Total liabilities & shareholders’ equity	$5,097,166			$5,015,202			$4,397,268
Net interest income on a fully taxable equivalent basis		36,428			34,410			32,688
Less taxable equivalent adjustment		(256)			(261)			(274)
Net interest income		$36,172			$34,149			$32,414
Net interest spread (5)			2.77%			2.76%			3.03%
Net interest margin (6)			2.95%			2.86%			3.10%

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,421,389	$92,695	3.62%	$3,193,657	$90,975	3.81%
Tax-exempt	47,241	1,356	3.84	34,918	1,077	4.12
Securities available for sale (3)
Taxable	197,698	1,998	1.35	220,429	2,004	1.22
Securities held to maturity
Taxable	981,692	12,503	1.70	330,011	4,106	1.66
Tax-exempt	101,135	2,383	3.15	103,569	2,484	3.21
Cash and cash equivalents	73,306	137	0.25	130,221	87	0.09
Total interest-earning assets (4)	4,822,461	111,072	3.08%	4,012,805	100,733	3.36%
Non-interest-earning assets	236,034			254,351
Allowance for credit losses	(34,554)			(35,822)
Total assets	$5,023,941			$4,231,334
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$736,257	$234	0.04%	$663,497	$198	0.04%
Savings accounts	903,333	744	0.11	962,067	644	0.09
Money market accounts	1,191,414	5,104	0.57	696,203	1,617	0.31
Certificates of deposit	143,648	504	0.47	219,876	908	0.55
Total interest-bearing deposits	2,974,652	6,586	0.30%	2,541,643	3,367	0.18%
Other borrowed funds	88,520	1,535	2.32	19,082	428	3.00
Total interest-bearing liabilities	3,063,172	8,121	0.35%	2,560,725	3,795	0.20%
Non-interest-bearing liabilities
Demand deposits	1,423,808			1,154,222
Other liabilities	97,350			102,705
Total liabilities	4,584,330			3,817,652
Shareholders’ equity	439,611			413,682
Total liabilities & shareholders’ equity	$5,023,941			$4,231,334
Net interest income on a fully taxable equivalent basis		102,951			96,938
Less taxable equivalent adjustment		(786)			(749)
Net interest income		$102,165			$96,189
Net interest spread (5)			2.72%			3.16%
Net interest margin (6)			2.85%			3.23%

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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared with			Compared with
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$2,813	$1,150	$3,963	$6,299	$(4,579)	$1,720
Tax-exempt	29	(13)	16	358	(79)	279
Securities available for sale
Taxable	(74)	91	17	(218)	212	(6)
Securities held to maturity
Taxable	2,358	224	2,582	8,298	99	8,397
Tax-exempt	(63)	(27)	(90)	(58)	(43)	(101)
Cash and cash equivalents	(37)	50	13	(51)	101	50
Total interest income	$5,026	$1,475	$6,501	$14,628	$(4,289)	$10,339
Interest expense
Deposits
Checking accounts	$2	$76	$78	$23	$13	$36
Savings accounts	(14)	201	187	(41)	141	100
Money market accounts	406	984	1,390	1,594	1,893	3,487
Certificates of deposit	(55)	160	105	(282)	(122)	(404)
Total interest-bearing deposits	339	1,421	1,760	1,294	1,925	3,219
Other borrowed funds	1,059	(58)	1,001	1,225	(118)	1,107
Total interest expense	$1,398	$1,363	$2,761	$2,519	$1,807	$4,326
Change in net interest income	$3,628	$112	$3,740	$12,109	$(6,096)	$6,013

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the quarter ended September 30, 2022 was 2.93%, representing a one basis point increase from the adjusted net interest margin of 2.92% for the quarter ended September 30, 2021.

	Three Months Ended
	September 30, 2022
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,894,596
Net interest income on a fully taxable equivalent basis (GAAP)		$36,428
Net interest margin on a fully taxable equivalent basis (GAAP)			2.95%
Less: Paycheck Protection Program loan impact	(1,884)	(62)	0.00%
Less: Accretion of loan fair value adjustments		(236)	-0.02%
Adjusted net interest margin on a fully taxable equivalent basis	$4,892,712	$36,130	2.93%

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the nine months ended September 30, 2022 was 2.80%, representing a 22 basis points decrease from the adjusted net interest margin of 3.02% for the nine months ended September 30, 2021.

	Nine Months Ended
	September 30, 2022
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,822,461
Net interest income on a fully taxable equivalent basis (GAAP)		$102,951
Net interest margin on a fully taxable equivalent basis (GAAP)			2.85%
Less: Paycheck Protection Program loan impact	(9,437)	(670)	-0.01%
Less: Accretion of loan fair value adjustments		(1,344)	-0.04%
Adjusted net interest margin on a fully taxable equivalent basis	$4,813,024	$100,937	2.80%

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Responsibility for the management of the Company’s interest rate sensitivity position falls under the authority of the Company's Board of Directors (the “Board”) which, in turn, has assigned authority for its formulation, revision and administration to the Risk Committee of the Board who reviews, approves and reports on information provided by the Investment and Asset/Liability Committee (the “ALCO”). The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston’s discount window, and certificates of deposit from institutional brokers.

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

As of September 30, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	0.6	19.4
+200	0.4	15.8
+100	0.4	12.8
–100	(0.9)	4.0

The following table demonstrates the annualized result of an interest rate simulation (excluding purchase accounting adjustments and PPP fee income) and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 24 months.

As of September 30, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	1.6	15.1
–100	(0.2)	5.2

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 and 24 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

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

The Bank’s economic value of equity analysis as of September 30, 2022, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 1.3% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 14.1%. At the same date, the analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 3.6 decrease in the economic value of equity, resulting in an economic value of equity ratio of 12.6%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of September 30, 2022. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining customer relationships is the most desirable strategy over the long term.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, and purchasing wholesale certificates of deposit as its secondary sources. At September 30, 2022, the Company had access to funds totaling $1.28 billion.

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

Quarterly, the Risk Committee reviews the Company’s liquidity needs and reports any findings (if required) to the Board.

Capital Adequacy. Total shareholders’ equity was $446.3 million at September 30, 2022, as compared to $437.8 million at December 31, 2021. The Company’s equity increased primarily due to net income of $41.6 million, partially offset by unrealized losses on the available for sale investment portfolio of $18.8 million and dividend payments of $13.4 million. Book value per share at September 30, 2022 and December 31, 2021 amounted to $63.69 and $62.83, respectively.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2022, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders' equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Aside from the following risk factors, there have been no material changes to the risk factors previously disclosed in the 2021 Annual Report.

Risks Related to Acquisitions

The risks presented by acquisitions, such as the recently completed Northmark Merger, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisition such as the recently completed Northmark Merger. Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

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

The Company and the Bank believe that each has reasonably estimated the likely costs of integrating the operations of the Bank and Northmark, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the Northmark Merger could have a dilutive effect on the Company’s earnings per share. In other words, after the completion of the Northmark Merger, the earnings per share of the Company’s common stock could be less than anticipated or even less than if the Northmark Merger had not been completed.

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
•
decisions on whether, when and in what amounts to make any future dividends will remain at all times entirely at the discretion of the Board, which reserves the right to change the Company’s dividend practices at any time and for any reason; and
•
the amount of dividends that the Company’s subsidiaries may distribute to the Company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

The Company’s shareholders will have no contractual or other legal right to dividends that have not been declared by the Board.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2022:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period (2)
July 1 to July 31, 2022	—	$—
August 1 to August 31, 2022	112	$83.04
September 1 to September 30, 2022	—	$—
Total	112
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.
(2)
On March 14, 2022, the Board authorized a share repurchase program (the "2022 Repurchase Program") to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2021, with such purchases occurring prior to March 14, 2023, provided that the aggregate purchase price does not exceed $32.0 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2022 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2022 Repurchase Program replaces the 2021 Repurchase Program which expired on March 15, 2022. The Company did not repurchase any shares under its Repurchase Program during the three and nine months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

November 3, 2022	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

November 3, 2022
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)