Form 10-K
period 2022-12-31
CAMBRIDGE BANCORP
filed 2023-03-16
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726.2(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $528.7 million. The number of shares of Registrant’s Common Stock outstanding as of March 9, 2023 was 7,834,057.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 15, 2023, are incorporated by reference into Part III of this Report.

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
•
the duration and scope of COVID-19 pandemic and its impact on levels of consumer confidence;
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
•
legislative, regulatory, or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may adversely affect our business and/or competitive position, impose additional costs on the Company or cause us to change our business practices;
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
•
decrease in net interest margin due to increasing cost of funds in a rising interest rate environment;
•
costs and effects of litigation, regulatory investigations or similar matters;
•
inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Company’s merger (the “Northmark Merger”) with Northmark Bank (“Northmark”).
•
a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;

•
increased pressures from competitors (both banks and non-banks) and/or an inability by of the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;
•
unpredictable natural or other disasters, which could adversely impact the Company’s clients or operations;
•
a loss of client deposits, which could increase the Company’s funding costs;
•
the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;
•
changes in the creditworthiness of clients;
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

Item 1. Business.

The Company

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol CATC. Prior to this date, the Company’s shares traded on the over-the-counter market. As of December 31, 2022, the Company had total assets of approximately $5.6 billion. Currently, the Bank operates 22 banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on three core services that center around client needs. The Company’s core services include Wealth Management, Commercial Banking, and Personal Banking. The Bank’s clients consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of December 31, 2022, the Company had Assets under Management and Administration of approximately $4.1 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company’s wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined investment selection, the Company’s in-house research team targets long-term capital growth while seeking to minimize downside risk. The Company’s internally developed, research-driven process is managed by our skilled team of portfolio managers and analysts. The Company builds portfolios consisting of its best ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

The Company offers a wide range of services to commercial enterprises, non-profit organizations, and individuals. The Company emphasizes service to consumers and small-and medium-sized businesses in its market area. The Company originates commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, construction loans, consumer loans, and residential real estate loans (including one-to-four family and home equity lines of credit), and accepts savings, money market, time, and demand deposits. In addition, the Company offers a wide range of commercial and personal banking services which include cash management, online banking, mobile banking, and global payments.

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

Through the Bank, the Company focuses on wealth management, the commercial banking business and private banking for clients, including residential lending and relationship banking. Relationship banking focuses on providing exceptional service to clients and in deepening relationships. Within the commercial loan portfolio, the Company has traditionally been a commercial real estate lender. However, in recent years the Company has diversified commercial operations within the areas of commercial and industrial lending to including both Renewable Energy and innovation banking. Through its renewable energy lending efforts, the Company provides financing for developers and operators of commercial and utility scale solar energy projects. Target clients generally include experienced borrowers who have built or managed other renewable energy facilities, and financing is provided for the construction and permanent financing of new projects, the acquisition of completed projects, or the refinancing of existing operating projects. The Innovation Banking Group has a narrow client focus for lending and provides a local banking option for technology and entrepreneurial companies across a wide range of industries within our market area. Financing includes recurring revenue based lending to support working capital, as well as growth capital term debt with borrowers that have demonstrated continued performance to plan during their growth progression.

Cambridge Trust Company

The Bank offers a full range of commercial and consumer banking services through its network of 22 banking offices in Eastern Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential, CRE, commercial and industrial, and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for the maximum amount permitted by FDIC regulations.

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

The Bank is active in the communities we serve. The Bank makes contributions to various non-profits and local organizations, invests in community development lending, and invests in low-income housing. All, of which strive to improve the communities that our employees and clients call home.

Market Area

The Company operates in Eastern Massachusetts and Southern New Hampshire. Our primary lending market includes Middlesex, Essex, Norfolk, and Suffolk counties in Massachusetts and Rockingham and Hillsborough counties in New Hampshire. We benefit from the presence of numerous institutions of higher learning, medical care and research centers, a vibrant innovation economy in life sciences and technology, and the corporate headquarters of several significant financial service companies within the Boston area. Eastern Massachusetts also has many high-technology companies employing personnel with specialized skills. These factors affect the demand for wealth management services, residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses, and other commercial properties.

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

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). As of February 2023, the Boston metropolitan area is estimated to be the 11th largest metropolitan area in the United States, based upon data from S & P Global Market Intelligence©. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, education, manufacturing, and wholesale/retail trade, to finance, technology, and medical care. According to the United States Department of Labor, in December 2022, the Boston-Cambridge-Newton, Massachusetts/New Hampshire MSA had an unemployment rate of 2.7% compared to the national unemployment rate of 3.5%.

Merger with Northmark Bank

On October 1, 2022, the Company completed its merger (“Northmark Merger”) with Northmark Bank (“Northmark”) adding three banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger with Northmark, each outstanding share of Northmark common stock was converted into 0.9950 shares of the Company’s common stock. As a result of the Northmark Merger, former Northmark shareholders received an aggregate of 788,137 shares of the Company's common stock. The total consideration paid amounted to $62.8 million, based on the closing price of $79.74 of the Company's common stock and cash paid for fractional shares on October 1, 2022.

The Company accounted for the Northmark Merger using the acquisition method pursuant to Financial Accounting Standards Board (“FASB”) Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”) Accordingly, the Company recorded merger expenses of $1.9 million for the year ended December 31, 2022. In accordance with the Northmark Merger, the Company recorded total assets of $428.7 million, assumed total liabilities of $378.5 million, and recorded $12.6 million in goodwill. Additionally, the Company recorded $2.2 million in provision for credit losses to reflect the impact of merger related allowance for credit losses commensurate with ASC Topic 326, “Financial Instruments Credit Losses” (“ASC 326”) commonly referred to as current expected credit losses (“CECL”) on October 1, 2022. See Note 4 – Mergers for additional details.

Merger with Wellesley Bancorp, Inc.

On June 1, 2020, the Company completed its merger (the “Wellesley Merger”) with Wellesley Bancorp, Inc. (“Wellesley”), adding six banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger with Wellesley, each outstanding share of Wellesley common stock was converted into 0.580 shares of the Company’s common stock. As a result of the merger, former Wellesley shareholders received an aggregate of 1,502,814 shares of the Company’s common stock. The total consideration paid amounted to $88.8 million, based on the closing price of $58.00 of the Company’s common stock, the value of Wellesley’s exercisable options, and cash paid for fractional shares on May 31, 2020.

The Company accounted for the Wellesley Merger using the acquisition method pursuant to ASC 805. Accordingly, the Company recorded merger expenses of approximately $6.4 million for the year ended December 31, 2020. In connection with the Wellesley Merger, the Company recorded total assets of $985.6 million, assumed total liabilities of $917.6 million, and recorded $20.7 million in goodwill. Additionally, the Company recorded $8.6 million in provision for credit losses to reflect the impact of merger related allowance for CECL on June 1, 2020.

Competition

The financial services industry is highly competitive. The Company experiences substantial competition with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers in attracting deposits, making loans, and attracting wealth management clients. The competing major commercial banks have greater resources that may provide them a competitive advantage by enabling them to maintain numerous branch offices, invest in technology, and mount extensive advertising campaigns. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.

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

The Bank is a private bank and wealth management firm, stressing the holistic client relationship, and relies upon local promotional activities, the skill and personal relationships established by officers, directors, and employees with its clients, and specialized services tailored to meet the needs of the communities served. While the Bank’s position varies by market, management believes that it can compete effectively as a result of local market knowledge, local decision making, and awareness of client needs.

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

The primary goals of bank regulation are to maintain a safe and sound banking system, establish consumer protection standards, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, the U.S. Congress and the Commonwealth of Massachusetts have created largely autonomous regulatory agencies that oversee and have enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for the entities’ respective operations and is intended primarily for the protection of the Bank’s depositors and the public, rather than the shareholders and creditors. The following summarizes the significant laws, rules, and regulations governing banks and bank holding companies, including the Company and the Bank, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing bank holding companies and banks or the Company or the Bank. The descriptions are qualified in their entirety by reference to the specific statutes, regulations, and policies discussed. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our businesses, operations, and prospects. The Company is unable to predict the nature or extent of the effects that economic controls or new federal or state legislation may have on our business and earnings in the future.

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

Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices. For example, under certain circumstances the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any other redemptions or repurchases in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a bank holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-bank subsidiaries or their clients if the Federal Reserve believes it is not prudent to do so. The Federal Reserve has the power to assess civil money penalties for knowing or reckless violations if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties can reach as high as almost $2.0 million for each day such activity continues.

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

Imposition of Liability for Undercapitalized Subsidiaries

Pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”), federal banking agencies are required to take “prompt corrective action” (“PCA”) should an insured depository institution fail to meet certain capital adequacy standards. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution has “guaranteed” the subsidiary’s compliance with the capital restoration plan until it has been “adequately capitalized” on average during each of four consecutive calendar quarters. For purposes of this statute, the Company has control of the Bank. Under the FDIA, the aggregate guarantee liability of all companies controlling a particular institution is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. The FDIA grants greater powers to the federal banking agencies in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions or might be required to consent to a merger or to divest the troubled institution or other affiliates. See — Capital Adequacy and Prompt Corrective Action and Safety and Soundness.

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

Capital Adequacy

In July 2013, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC approved final rules (the “Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach with a more risk-sensitive approach.

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

The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, in addition to these minimum risk-weighted asset ratios (which are each of the first three ratios described above, but not the leverage ratio). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not hold the requisite capital conservation buffer will face constraints on dividends, capital instrument repurchases, interest payments on capital instruments and discretionary bonus payments based on the amount of the shortfall. Thus, the capital standards applicable to the Company include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In November 2017, the Federal Reserve finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule intended to simplify the Capital Rules described above for non-advanced approaches rule institutions. Institutions were required to implement the provisions of the simplification rule by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 ceased to apply to an institution in the quarter in which it adopted the simplification rule.

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

In September 2019, the OCC, the Federal Reserve Board, and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as Cambridge Bancorp, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if the Company met the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of a certain size (greater than 8.5 percent through 2021 and 9 percent thereafter), the Company will be eligible to opt into the community bank leverage ratio framework. If the Company opts into this framework, the Company will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. The Bank has not elected to adopt this framework.

The Company and the Bank are in compliance with the currently applicable capital requirements.

Prompt Corrective Action and Safety and Soundness

Pursuant to Section 38 of the FDIA, federal banking agencies are required to take Prompt Corrective Action (“PCA”) should a depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions, or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. For example, “well-capitalized” institutions are permitted to accept brokered deposits, but banks that are not well-capitalized are generally restricted or prohibited from accepting such deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

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

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that accounts for a bank’s capital level and supervisory rating (“CAMELS”) rating. The risk matrix uses different risk categories distinguished by capital levels and supervisory ratings. The base for deposit insurance assessments is average consolidated total assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s, and consequently the Company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations, or orders. The Bank is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.

The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions that have brokered deposits in excess of 10% of total assets are subject to increased FDIC deposit insurance premium assessments. However, for institutions that are well capitalized and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, which was enacted in 2018, amended the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions.

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

Consumer Financial Protection

The Company and the Bank are subject to a number of federal and state consumer protection laws that govern their relationship with clients. These laws include the Consumer Financial Protection Act of 2010, Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Servicemembers Civil Relief Act, and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive, and abusive practices, restrict the Bank’s ability to raise interest rates, and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual damages, restitution, and attorneys’ fees.

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

Insider Credit Transactions

Section 22(h) of the FRA and its implementing Regulation O restricts loans to directors, executive officers, and principal shareholders of a bank or its affiliates, and companies and political or campaign committees controlled by such persons (“insiders”). Under Section 22(h), a loan by a bank to any insider may not exceed, together with all other outstanding loans to such person and any company or political or campaign committee controlled by such person, the bank’s loan-to-one-borrower limit. Loans to insiders above specified amounts must receive the prior approval of the Company’s Board of Directors. Further, under Section 22(h) of the FRA, loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s (or, if applicable, the bank affiliate’s) employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Financial Privacy

The Company is subject to federal laws, including the Gramm-Leach-Bliley Act (the “GLBA”), and certain state laws containing consumer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to affiliated and non-affiliated third parties and limit the reuse of certain consumer information received from non-affiliated financial institutions. These provisions require notice of privacy policies to clients and, in some circumstances, allow consumers to prevent disclosure of certain nonpublic personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations.

Financial Data Security

The GLBA requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Further, pursuant to interpretive guidance issued under the GLBA and certain state laws, financial institutions are required to notify clients and regulators of security breaches that result in unauthorized access to their non-public personal information (“NPPI”).

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

Anti-Money Laundering Initiatives and the USA PATRIOT Act

Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their clients, prevent money laundering, monitor client transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the U.S. Department of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. The Company has a Bank Secrecy Act and USA PATRIOT Act compliance program commensurate with its risk profile.

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

Our Internet website is https://www.cambridgetrust.com. You can obtain on our website, free of charge, a copy of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Human Capital

As of December 31, 2022, the Company had 440 full-time and seven part-time employees. At any given time, less than 1% of our employees are temporary. The Company’s employees are not represented by any collective bargaining unit.

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

As of December 31, 2022, our overall workforce was 51% female and 22% racially or ethnically diverse. Of those employees with position titles of Vice President and above, 41% were female and 11% were racially or ethnically diverse.

To ensure we provide a rich experience for our employees, we measure organizational culture and engagement by periodically engaging independent third parties to conduct cultural assessments and employee engagement surveys. Our employee driven Engagement Committee focus on monitoring and making continuous improvements to our work environment and employee engagement.

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

Item 1A. Risk Factors.

Risks Related to our Business and Industry

The COVID-19 pandemic is adversely impacting us and our clients, counterparties, employees, and third-party service providers. Further, the COVID-19 pandemic could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which we operate and the adverse impacts on our business, financial position, results of operations and prospects could be significant.

The COVID-19 pandemic and related countermeasures have caused economic and financial disruptions in the areas in which we conduct our business operations. The spread of COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and reduction of physical participation in meetings, events, and conferences. In accordance with relevant public health guidance and local conditions, we conducted a phased return to our offices and facilities, implemented a hybrid remote/office working model, and resumed certain travel, but continue to closely monitor the COVID-19 pandemic to determine if additional actions or policy adjustments are required.

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
•
our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•
we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

These factors, among others, together or in combination with other events or occurrences not yet known or anticipated, could adversely affect our operations. In addition, other countries as well as the United States have experienced resurgences of the COVID-19 virus, including in the form of the Delta and Omicron variants, and the BA.4 and BA.5 subvariants, and the length and severity of such resurgence in part depends on the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19. If the rate of infections rise, these factors will be exacerbated.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions in Eastern Massachusetts and New Hampshire and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to clients primarily in Massachusetts and New Hampshire. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s clients to repay loans, the value of the collateral securing loans, and the stability of the Company’s deposit funding sources.

A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Our net interest income and net interest margin may be negatively impacted during periods of rate tightening due to pressure on our funding costs, particularly if we are unable to realize higher rates on our assets at a pace that matches that of the funding. High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause clients to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience client attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, then net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable-rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

Downturns in the United States or global economies or financial markets could adversely affect the demand for and income received from the Company’s fee-based services. Revenues from the Wealth Management Group depend in large part on the level of assets under management and administration. Market volatility that leads clients to liquidate investments, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

Our loan portfolio includes loans with a higher risk of loss.

The Bank originates C&I loans, CRE loans, consumer loans, and residential mortgage loans primarily within our market area. Our lending strategy focuses on residential real estate lending, as well as servicing commercial clients, including increased emphasis on C&I lending, and commercial deposit relationships. C&I, CRE loans, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, CRE and C&I loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

The Bank’s loan clients may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Bank therefore may experience significant credit losses, which could have a material adverse effect on our operating results. Material additions to our allowance for credit losses would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. The Bank makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience, and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for credit losses. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

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

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•
the ability to develop, maintain, and build upon long-term client relationships based on service quality, high ethical standards and reputation;
•
the ability to expand the Company’s market position;
•
the scope, relevance, and pricing of products and services offered to meet client needs and demands;
•
the rate at which the Company introduces new products, services, and technologies relative to its competitors;
•
client satisfaction with the Company’s level of service;
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

The purpose of the Company’s liquidity management practices is to meet the cash flow obligations of its clients for both deposits and loans. One liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs. In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth. To manage this risk, the Company has the ability to borrow from the Federal Home Loan Bank (“FHLB ”) of Boston , purchase brokered deposit, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.

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

The Company relies on third parties to provide key components for its business operations, such as data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services by a vendor, could adversely affect the Company’s ability to deliver products and services to its clients and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to serve the Company. Replacing these third-party vendors could create significant delays and expense that adversely affect the Company’s business and performance.

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
•
the Company’s ability to assess the creditworthiness of its clients may be impaired if the models and approaches the Company uses to select, manage, and underwrite its clients become less predictive of future behaviors;
•
the Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company;
•
clients of the Company’s Wealth Management Group may liquidate investments, which together with lower asset values, may reduce the level of assets under management and administration, and thereby decrease the Company’s investment management and administration revenues;
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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. These circumstances could lead to impairments or write-downs in a bank’s securities portfolio and periodic gains or losses on other investments under mark-to-market accounting treatment. We could incur additional losses to our securities portfolio in the future as a result of these issues. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, or results of operations.

The Company owns common stock of the FHLB of Boston in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $6.3 million as of December 31, 2022. There are 11 branches of the FHLB, including Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects within the FHLB of Boston could adversely affect the value of our investment in its common stock and our ability to rely on the FHLB as a funding source and this could negatively impact our results of operations.

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

Future issuance of our common stock may have a dilutive effect and may reduce the voting power and relative percentage interests of current common shareholders in our earnings and market value, and there may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of the Company’s stock.

Future issuances of shares of our common stock, including for acquisitions, may have a dilutive effect and may reduce the voting power and relative percentage interests of current common shareholders in our earnings and market value. Additionally, the Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The Company also grants shares of common stock to employees and directors under the Company’s incentive plan each year. The issuance of any additional shares of the Company’s common stock or securities convertible into, exchangeable for or that represent the right to receive common stock, or the exercise of such securities could be substantially dilutive to shareholders of the Company’s common stock. Holders of the Company’s common stock have no preemptive rights that entitle such holders to purchase their pro rata share of any offering of shares or any class or series. Because the Company’s decision to issue securities in any future offering will depend on market conditions, its acquisition activity and other factors, the Company cannot predict or estimate the amount, timing, or nature of its future offerings. Thus, the Company’s shareholders bear the risk of the Company’s future offerings reducing the market price of the Company’s common stock and diluting their stock holdings in the Company.

Risks Related to Legal, Governmental and Regulatory Changes

The Company is subject to extensive government regulation and supervision, which may interfere with its ability to conduct its business and may negatively impact its financial results.

The Company, primarily through the Bank, Cambridge Trust Company of New Hampshire, Inc., and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the DIF and the safety and soundness of the banking system as a whole, not shareholders. These laws and regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy, and growth, among other things. The U.S. Congress and federal and state banking agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer, and/or limit the pricing the Company may charge on certain banking services, among other things. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.

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

We have financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on or overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. In 2021, we adopted Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). See Note 3 – Recently Issued and Adopted Accounting Standards for additional details. The transition from LIBOR will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our clients could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

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

Like many banks and other financial services organizations in our industry, we are from time to time involved in various legal proceedings and subject to claims and other actions related to our business activities brought by clients, employees, and others. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business. Similarly, if we settle such legal proceedings, it may affect our financial condition and how we operate our business. Future court decisions, alternative dispute resolution awards, matters arising due to business expansion, or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment, or settlement that may be entered against us, that such coverage will prove to be adequate, or that such coverage will continue to remain available on acceptable terms, if at all. Legal proceedings to which we are subject or may become subject may have a material adverse impact on our financial position and results of operations.

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

The Company is inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients, and other third parties targeting the Company and/or the Company’s clients or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. During the normal course of our business, we have been subjected to and we expect to continue to be subject to theft and fraudulent activity, none of which has been material to the Company to date.

The Company continually encounters technological change and the failure to understand and adapt to these changes could hurt its business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its clients by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its clients. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Risks Related to Acquisitions

The risks presented by acquisitions, such as the recently completed Northmark and Wellesley Mergers, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisitions such as the recently completed Northmark Merger. Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

•
our ability to realize anticipated cost savings;
•
the difficulty of integrating operations and personnel, and the loss of key employees;
•
the potential disruption of our or the acquired company’s ongoing business in such a way that could result in decreased revenues, the inability of our management to maximize our financial and strategic position;
•
the inability to maintain uniform standards, controls, procedures, and policies; and
•
the impairment of relationships with the acquired company’s employees and clients as a result of changes in ownership and management.

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

The benefits and synergies expected to result from the Northmark Merger will depend in part on whether the operations of Northmark can be integrated in a timely and efficient manner with those of the Company. The Company will face challenges in consolidating its functions with those of Northmark, and integrating the organizations, procedures, and operations of the two businesses. The integration of the Company and Northmark will be complex and time-consuming, and the management teams of both companies will have to dedicate substantial time and resources to it. These efforts could divert management’s focus and resources from serving existing clients or other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate operations of the Company and Northmark could result in the failure to achieve some of the anticipated benefits from the transaction, including cost savings and other operating efficiencies, and the Company may not be able to capitalize on the existing relationships of Northmark to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition, or prospects of the Company and/or the Bank after the transaction.

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

Natural disasters, climate change, acts of war or terrorism, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our clients. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

The COVID-19 outbreak could negatively impact the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which the Company operates. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In the event of a natural disaster, the spread of COVID-19 to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the COVID-19 outbreak, can disrupt our operations through their impact on our employees, clients and their businesses, and the communities in which we operate. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company conducts its business through 22 banking offices, including its main banking office and headquarters in Cambridge, Massachusetts. The Company also has operations centers in Burlington and Wellesley, Massachusetts, and Portsmouth, New Hampshire, and five wealth management offices.

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

As of March 9, 2023, there were 7,834,057 shares of the Company’s common stock outstanding held by 509 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2022 was $83.06. The Company declared cash dividends of $2.56 and $2.38 per share in 2022 and 2021, respectively.

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

Stock Performance Graph

The following compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the KBW NASDAQ Bank Index and the S&P U.S. BMI Banks Index from December 31, 2017 to December 31, 2022. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2017. The total return assumes reinvestment of dividends.

Source: Standard & Poor’s Global Market Intelligence © 2022

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Issuer Purchase of Equity Securities

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2022:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
October 1 to October 31, 2022	—	$—
November 1 to November 30, 2022	331	$90.00
December 1 to December 31, 2022	194	$83.06
Total	525

(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period equity award vesting.

On March 14, 2022, the Company’s Board of Directors authorized a share repurchase program (the “2022 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2021, with such purchases occurring prior to March 14, 2023, provided that the aggregate purchase price does not exceed $32.0 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2022 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2022 Repurchase Program replaced the 2021 Repurchase Program which expired on March 15, 2022. The Company did not repurchase any shares under the 2021 Repurchase Program during the year ended December 31, 2022.

On March 13, 2023, the Company’s Board of Directors authorized a share repurchase program (the “2023 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2022, with such purchases occurring prior to March 13, 2024, provided that the aggregate purchase price does not exceed $32.4 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2023 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2023 Repurchase Program may be suspended or discontinued at any time. The 2023 Repurchase Program replaces the 2022 Repurchase Program which expired on March 14, 2023. The Company did not repurchase any shares under the 2022 Repurchase Program during the year ended December 31, 2022.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. At December 31, 2022, the Company had total assets of approximately $5.6 billion. Currently, the Bank operates 22 banking offices in Eastern Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, one in Boston and Wellesley, Massachusetts and three in New Hampshire in Concord, Manchester, and Portsmouth. The Company’s Assets under Management and Administration as of December 31, 2022 were approximately $4.1 billion. The Bank’s clients consist primarily of small- and medium-sized businesses and retail clients in these communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees earned from wealth management services and loans, operating expenses, the provision for (release of) credit losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

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

The impact of the pandemic on the Company’s business, financial condition, results of operations, and its clients had not fully manifested in 2021 or 2022. The fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Company. Once these stimulus programs have been exhausted, loan credit metrics may worsen, and credit losses may ultimately materialize. The magnitude of future credit losses may be affected by the impact of COVID-19 on individuals and businesses in the long and short term. However, the COVID-19 situation remains dynamic, and the duration and severity of its impact on the Company's business and results of operations in future periods remains uncertain. The extent of the continued impact of COVID-19 on the operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, actions taken in response to the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines and booster shots, and their effectiveness against emerging variants of COVID-19, such as BA.4 and BA.5 subvariants, a potential resurgence following a decline in the outbreak, and impact on the Company's clients, employees, and vendors, all of which are uncertain and cannot be predicted.

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

	December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands, except per share data)
Operating Data
Interest Income	$159,993	$133,514	$129,378	$96,339	$69,055
Interest Expense	16,778	5,533	9,145	17,643	5,467
Net Interest and Dividend Income	143,215	127,981	120,233	78,696	63,588
Provision for (Release of) Credit Losses	3,881	(1,294)	18,310	3,004	1,502
Noninterest Income	43,009	44,324	39,525	36,401	32,989
Noninterest Expense	110,382	100,484	98,085	78,175	63,987
Income Before Taxes	71,961	73,115	43,363	33,918	31,088
Income Taxes	19,052	19,091	11,404	8,661	7,207
Net Income (a GAAP Measure)	$52,909	$54,024	$31,959	$25,257	$23,881

Operating Net Income (a non-GAAP measure)*	$56,549	$54,828	$43,870	$29,156	$24,024
Average shares outstanding, basic	7,163,223	6,926,257	6,289,481	4,629,255	4,061,529
Average shares outstanding, diluted	7,213,913	6,990,603	6,344,409	4,661,720	4,098,633
Total shares outstanding	7,796,440	6,968,192	6,926,728	5,400,868	4,107,051
Basic Earnings Per Share	$7.35	$7.76	$5.07	$5.41	$5.82
Diluted Earnings Per Share	$7.30	$7.69	$5.03	$5.37	$5.77
Operating Diluted Earnings Per Share (a non-GAAP measure)*	$7.80	$7.81	$6.90	$6.20	$5.80
Dividends Declared Per Share	$2.56	$2.38	$2.12	$2.04	$1.96
Dividend payout ratio (1)	35%	31%	42%	38%	34%

Financial Condition Data
Total Assets	$5,559,737	$4,891,544	$3,949,297	$2,855,563	$2,101,384
Total Deposits	$4,815,376	$4,331,152	$3,403,083	$2,358,878	$1,811,410
Total Loans	$4,062,856	$3,319,106	$3,153,648	$2,226,728	$1,559,772
Shareholders' Equity	$517,552	$437,837	$401,732	$286,561	$167,026
Book Value Per Share	$66.38	$62.83	$58.00	$53.06	$40.67
Tangible Book Value Per Share (a non-GAAP measure)*	$57.15	$55.01	$50.07	$46.66	$40.57

Performance Ratios
Return on Average Assets	1.03%	1.24%	0.91%	0.97%	1.21%
Operating Return on Average Assets (a non-GAAP measure)*	1.10%	1.26%	1.25%	1.12%	1.21%
Return on Average Shareholders' equity	11.56%	12.93%	9.09%	11.40%	15.35%
Operating Return on Tangible Common Equity (a non-GAAP measure)*	14.18%	15.10%	14.38%	14.80%	15.49%
Total Shareholders’ Equity to Total Assets	9.31%	8.95%	10.17%	10.04%	7.95%
Interest rate spread (2)	2.72%	3.05%	3.52%	2.93%	3.19%
Net Interest Margin, taxable equivalent (3)	2.92%	3.12%	3.65%	3.22%	3.33%
Efficiency ratio *	59.27%	58.32%	61.40%	67.92%	66.25%
Operating Efficiency Ratio (a non-GAAP measure)*	57.99%	57.67%	56.66%	63.78%	66.05%

Wealth Management Assets
Market Value of Assets Under Management & Administration	$4,059,819	$4,853,119	$4,167,903	$3,452,852	$2,876,702

Asset Quality
Non-Performing Loans	$6,542	$5,386	$8,962	$5,651	$642
Non-Performing Loans/Total Loans	0.16%	0.16%	0.28%	0.25%	0.04%
Net Loan (Charge-Offs) Recoveries	$53	$154	$(439)	$(1,592)	$(54)
Allowance/Total Loans	0.93%	1.04%	1.14%	0.82%	1.08%

Capital Ratios (4):
Total capital	13.52%	13.56%	13.93%	13.61%	13.25%
Tier 1 capital	12.45%	12.40%	12.68%	12.70%	12.07%
Common Equity Tier 1	12.45%	12.40%	12.68%	12.70%	12.07%
Tier 1 leverage capital	8.51%	8.31%	8.89%	8.98%	8.49%

Other Data:
Number of full-service offices	22	19	21	16	10
Full time equivalent employees	440	384	372	303	252

* See “GAAP to Non-GAAP Reconciliations” section below

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

Results of Operations

Results of Operations for the years ended December 31, 2022 and 2021

General. Net income decreased by $1.1 million, or 2.1%, to $52.9 million for the year ended December 31, 2022, from $54.0 million for the year ended December 31, 2021, primarily due to a $9.9 million increase in noninterest expenses including $1.9 million in merger expenses, and a $5.2 million increase in the provision for (release of) credit losses, partially offset by a $15.2 million increase in net interest and dividend income before the provision for (release of) credit losses.

Diluted earnings per share were $7.30 for the year ended December 31, 2022, representing a 5.1% decrease over diluted earnings per share of $7.69 for the year ended December 31, 2021.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) credit losses increased by $15.2 million, or 11.9%, to $143.2 million for the year ended December 31, 2022, as compared to $128.0 million for the year ended December 31, 2021. This increase was primarily due to an increase in average earning assets (both organic and as a result of the Northmark Merger) and higher asset yields, partially offset by a decrease in Paycheck Protection Program (“PPP”) loan income, lower loan accretion associated with merger accounting, and higher costs of funds.

•
Interest on loans increased by $16.2 million, or 13.4%, as a result of loan growth, partially offset by lower PPP loan income and lower loan accretion associated with merger accounting.
•
Interest on investment securities increased by $9.9 million, or 82.2%, primarily due to growth in the investment portfolio.
•
Interest on deposits increased by $9.6 million, or 193.5%, primarily due to an increase in the cost of deposits.
•
Interest on borrowings increased by $1.6 million, or 290.0%, primarily due to an increase in other borrowed funds during the year.

Average interest earning assets increased by $810.7 million, or 19.6%, to $4.94 billion for the year ended December 31, 2022 from $4.13 billion in 2021, primarily due to the Northmark Merger combined with organic growth within the loan and investment securities portfolios. The Company’s net interest margin, on a fully tax equivalent basis, decreased 20 basis points to 2.92% for the year ended December 31, 2022, as compared to 3.12% in 2021.

Average interest-bearing liabilities increased by $516.4 million, or 19.7%, to $3.14 billion for the year ended December 31, 2022 from $2.63 billion in 2021, primarily due to the Northmark Merger. The Company experienced an increase in average money market accounts of $400.8 million, an increase in average checking account balances of $77.2 million, an increase in average borrowed funds of $67.1 million, and an increase in retail certificates of deposit of $31.2 million, partially offset by a decrease in average savings deposit balances of $59.9 million. The average cost of funds increased to 0.34% for the year ended December 31, 2022, as compared to 0.13% for the year ended December 31, 2021.

Interest and Dividend Income. Total interest and dividend income increased by $26.5 million, or 19.8%, to $160.0 million for the year ended December 31, 2022, as compared to $133.5 million in 2021, primarily due to growth within the loans and investment securities portfolios, partially offset by lower PPP loan related income and lower loan accretion associated with merger accounting.

Interest Expense. Interest expense increased by $11.2 million, or 203.2% to $16.8 million for the year ended December 31, 2022, as compared to $5.5 million in 2021, primarily driven by an increase in the cost of deposits and higher borrowing expense.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $3.9 million for the year ended December 31, 2022, as compared to a release of credit losses of $1.3 million for the year ended December 31, 2021, which included $2.2 million for the recognition of the CECL merger accounting impact as a result of the Northmark merger, inclusive of unfunded commitments.

The Company recorded net recoveries of $53,000 or 0.00% of total loans, for the year ended December 31, 2022, as compared to net recoveries of $154,000, or 0.00% of total loans for the year ended December 31, 2021.

The allowance for credit losses for loans was $37.8 million, or 0.93% of total loans outstanding at December 31, 2022, as compared to $34.5 million, or 1.04% of total loans outstanding at December 31, 2021.

Noninterest Income. Inclusive of the Northmark Merger, total noninterest income decreased by $1.3 million, or 3.0%, to $43.0 million for the year ended December 31, 2022, as compared to $44.3 million the year ended December 31, 2021. This was primarily the result of lower wealth management revenue, lower loan related derivative income, and lower gains on loans sold. These items were partially offset by higher bank owned life insurance income, higher deposit account fees, and higher other income. Noninterest income was 23.1% and 25.7% of total revenue for the year ended December 31, 2022 and 2021, respectively.

•
Wealth Management revenue decreased by $2.0 million, or 5.7%, to $33.0 million for the year ended December 31, 2022, as compared to $35.0 million for the year ended December 31, 2021, primarily due to decline in both the bond and equity markets. Wealth Management Assets Under Management and Administration were $4.1 billion at December 31, 2022, as compared to $4.9 billion at December 31, 2021.
•
Loan related derivative income decreased by $1.5 million, or 70.6%, to $625,000 for the year ended December 31, 2022, as compared to $2.1 million for the year ended December 31, 2021, primarily as a result of lower floating rate loan volume.
•
Gain on loans sold decreased by $734,000, or 88.2%, to $98,000 for the twelve months ended December 31, 2022, as compared to $832,000 for the twelve months ended December 31, 2021, primarily due to lower refinance activity and the corresponding lower sales of residential mortgages.
•
Bank owned life insurance (“BOLI”) income increased by $1.0 million, or 125.7%, to $1.8 million for the twelve months ended December 31, 2022, as compared to $801,000 for the twelve months ended December 31, 2021, primarily a result of a $1.2 million gain related to a death benefit claim and policy surrender.
•
Deposit account fees increased by $974,000, or 50.2%, to $2.9 million for the year ended December 31, 2022, as compared to $1.9 million for the year ended December 31, 2021, primarily due to increased fee revenue from commercial deposit sweep products resulting from higher interest rates.
•
Other income increased by $844,000, or 41.7%, to $2.9 million for the twelve months ended December 31, 2022, as compared to $2.0 million for the twelve months ended December 31, 2021, primarily due to equity warrant revenue and success fees associated with Innovation Banking loans, in addition to gains recognized on a community development fund investment.

The categories of Wealth Management revenues are shown in the following table:

	For the Year Ended December 31,
	2022	2021
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$31,992	$34,092
Financial planning fees and other service fees	1,042	945
Total wealth management revenues	$33,034	$35,037

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2022	2021
	(dollars in thousands)
Wealth management assets under management
Balance at the beginning of the period	$4,656,183	$3,994,152
Acquired wealth management assets	—	—
Gross client asset inflows	699,466	532,507
Gross client asset outflows	(917,636)	(442,679)
Net market impact	(562,266)	572,203
Balance at the end of the period	$3,875,747	$4,656,183
Weighted average management fee	0.78%	0.79%

There were no significant changes to the average fee rates and fee structure during the years ended December 31, 2022 or 2021.

Noninterest Expense. Total noninterest expense, inclusive of the Northmark Merger, increased by $9.9 million, or 9.9%, to $110.4 million for the year ended December 31, 2022, as compared to $100.5 million for the year ended December 31, 2021, primarily driven by increases in salaries and employee benefits expense, data processing expense, nonoperating expenses, and FDIC expense, partially offset by decreases in professional services and marketing expense.

•
Salaries and employee benefits increased by $5.0 million, or 7.6%, to $70.1 million for the twelve months ended December 31, 2022, from $65.1 million for the twelve months ended December 31, 2021, primarily due to increased staffing related to the Northmark Merger, normal merit increases, additions to support business initiatives, and increases in employee benefit costs.
•
Data processing fees increased by $1.9 million, or 21.3%, to $10.7 million for the twelve months ended December 31, 2022, from $8.8 million for the twelve months ended December 31, 2021, primarily as a result of the full year impact of a new wealth management system and the partial year impact of higher data processing fees associated the Northmark merger.
•
Non-operating expenses increased by $1.9 million, or 173.6%, to $3.1 million for the twelve months ended December 31, 2022, from $1.1 million for the twelve months ended December 31, 2021, primarily due to merger expenses and contractual termination costs.
•
FDIC insurance increased by $527,000, or 40.0%, to $1.8 million for the twelve months ended December 31, 2022, from $1.3 million for the twelve months ended December 31, 2021, primarily due to balance sheet growth.
•
Professional services decreased by $663,000, or 12.3%, to $4.7 million for the twelve months ended December 31, 2022, from $5.4 million for the twelve months ended December 31, 2021, primarily due to lower recruiting and temporary help expenses as well as lower consulting fees.
•
Marketing expense decreased by $235,000, or 9.3%, to $2.3 million for the twelve months ended December 31, 2022, from $2.5 million for the twelve months ended December 31, 2021.

Income Tax Expense. The Company recorded a provision for income taxes of $19.1 million for both the years ended December 31, 2022, and December 31, 2021. The effective tax rate was 26.5%, for the year ended December 31, 2022, as compared to 26.1% for the year ended December 31, 2021. The increase was primarily due to the tax effects of a BOLI policy surrender and death benefit claim during the second fiscal quarter of 2022 and the impact of non-deductible merger related expenses.

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

Average interest earning assets increased by $822.0 million, or 24.9%, to $4.13 billion for the year ended December 31, 2021 from $3.31 billion in 2020, primarily due to the Wellesley Merger coupled with organic growth within the loan and investment portfolios. The Company’s net interest margin, on a fully tax equivalent basis, decreased 53 basis points to 3.12% for the year ended December 31, 2021, as compared to 3.65% in 2020.

Average interest-bearing liabilities increased by $395.6 million, or 17.7%, to $2.63 billion for the year ended December 31, 2021 from $2.23 billion in 2020, primarily related to the Wellesley Merger coupled with organic core deposit growth. The increase in interest-bearing liabilities was primarily driven by an increase in average money market accounts of $414.9 million, an increase in average checking account balances of $121.8 million, and an increase in average savings account balances of $19.8 million, partially offset by a decrease in average borrowed funds of $105.2 million, and a decrease in average certificate of deposit balances of $50.3 million. The average cost of funds decreased to 0.13% for the year ended December 31,2021 from 0.28% for the year ended December 31, 2020.

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
•
Gain on loans sold, net decreased by $1.0 million, or 55.0%, to $832,000 at December 31, 2021, as compared to $1.9 million for the year ended December 31, 2020 primarily due to decreased sales of residential mortgages.
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

•
Salaries and employee benefits increased by $6.2 million, or 10.4%, primarily related to the full year impact of the Wellesley Merger in the second quarter of 2020, additions to support business initiatives, normal merit increases, and increases in employee benefit costs.
•
Professional services fees increased by $1.2 million, or 28.7%, primarily due to increased consulting fees associated with the wealth management system conversion completed in the fourth quarter of 2021 and employment agency costs.
•
Data processing fees increased by $1.2 million, or 15.2%, primarily due to the full year impact of new client usage of our banking systems as a result of Wellesley Merger and higher data processing fees associated with the wealth management system conversion completed during the fourth quarter of 2021.
•
Occupancy and equipment expense increased by $894,000, or 6.9%, primarily as a result of the full year impact of additional branches and office space acquired from the Wellesley Merger.
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

Changes in Financial Condition

Total Assets. Total assets, inclusive of the Northmark Merger, increased by $668.2 million, or 13.7%, from $4.89 billion at December 31, 2021, and were $5.56 billion as of December 31, 2022.

Loans. Total loans increased by $743.8 million, or 22.4%, to $4.06 billion at December 31, 2022, from $3.32 billion at December 31, 2021, inclusive of the Northmark Merger.

•
Residential real estate loans increased by $233.8 million to $1.65 billion at December 31, 2022, from $1.42 billion at December 31, 2021.
•
Commercial real estate loans increased by $403.4 million to $1.91 billion at December 31, 2022, from $1.51 billion at December 31, 2021.
•
Commercial and industrial loans increased by $81.2 million to $350.7 million at December 31, 2022, from $269.4 million at December 31, 2021.

Excluding the net loans acquired as a result of the Northmark Merger, total loans grew by $440.5 million, or 13.3% from December 31, 2021. Please see the Organic Loan and Deposit table for more details.

Bank-Owned Life Insurance. The Company invests in BOLI to help offset the costs of our employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At December 31, 2022, our investment in BOLI decreased by $12.5 million, or 26.6%, to $34.5 million, from $47.0 million at December 31, 2021, primarily due to the surrender of a policy and a death benefit claim during the second quarter of 2022.

Goodwill and Merger Related intangibles. The Company recorded goodwill of $12.6 million associated with the Northmark Merger. The Company recorded core deposit intangible assets of $5.3 million associated with the Northmark merger during the year ended December 31, 2022. Goodwill and merger related intangible assets totaled $72.0 million at December 31, 2022 and $54.5 million at December 31, 2021.

Other Assets. Other assets increased by $28.9 million, or 37.9% to $105.3 million at December 31, 2022, from $76.4 million at December 31, 2021, primarily due to the change in fair value of loan level derivative assets.

Deposits. Total deposits, inclusive of the Northmark Merger, increased by $484.2 million, or 11.2%, to $4.82 billion at December 31, 2022, from $4.33 billion at December 31, 2021.

•
Core deposits, which the Company defines as all deposits other than certificates of deposit, increased by $59.7 million, or 1.4%, to $4.23 billion at December 31, 2022, from $4.17 billion at December 31, 2021, primarily due to the Northmark Merger.
•
Excluding the impact of the Northmark Merger, organic core deposits decreased $216.8 million, or 5.2%, as the rapidly increasing interest rate environment saw clients use funds for investment opportunities, spend down historically high balances, and seek additional return.
•
Certificates of deposit totaled $586.6 million at December 31, 2022, an increase of $424.6 million, or 262.0%, from $162.1 million at December 31, 2021, primarily due to increases in brokered certificates of deposit.
•
Total brokered certificates of deposit, which are included within certificates of deposit, were $381.6 million at December 31, 2022 and $2.7 million at December 31, 2021.
•
Inclusive of the Northmark Merger, the cost of total deposits for the year ended December 31, 2022 was 0.32%, as compared to 0.13% for the year ended December 31, 2021, an increase of 19 basis points. The cost of total deposits excluding brokered deposits was 0.26% for the year ended December 31, 2022, as compared to 0.13% for the year ended December 31, 2021, an increase of 13 basis points. At December 31, 2022, the spot cost of non-brokered deposits was 0.80%, an increase of 62 basis points as compared to 0.18% at December 31, 2021.

Borrowings. At December 31, 2022 and December 31, 2021, borrowings consisted primarily of advances from the FHLB of Boston. Total borrowings increased by $88.7 million, or 537.3%, to $105.2 million at December 31, 2022, from $16.5 million at December 31, 2021, primarily due to fluctuations in liquidity.

Shareholders’ Equity. Total shareholders’ equity increased $79.7 million, or 18.2%, to $517.6 million at December 31, 2022, from $437.8 million at December 31, 2021, primarily due to $62.8 million of equity issued as a result of the Northmark Merger and net income of $52.9 million, partially offset by an increase in unrealized losses on the available for sale investment portfolio of $18.7 million and dividend payments of $18.4 million.

The Company's book value per share increased $3.55 to $66.38 at December 31, 2022, as compared to $62.83 at December 31, 2021. The Company’s ratio of tangible common equity to tangible assets increased 20 basis points to 8.12% at December 31, 2022, as compared to 7.92% at December 31, 2021. Tangible book value per share grew by $2.14, or 3.9%, to $57.15 as of December 31, 2022, as compared to $55.01 as of December 31, 2021.

Organic Loan and Deposit Growth/(Decline) (dollars in thousands)

			Northmark	December 2022 vs December 2021
	December 31, 2022	December 31, 2021	Balance Acquired	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(dollars in thousands)
Loans
Residential mortgage	$1,648,838	$1,415,079	$114,775	$118,984	8.4%
Commercial mortgage	1,914,423	1,511,002	155,848	247,573	16.4%
Home equity	111,351	87,960	15,466	7,925	9.0%
Commercial & Industrial	350,650	269,446	16,122	65,082	24.2%
Consumer	37,594	35,619	1,004	971	2.7%
Total loans	$4,062,856	$3,319,106	$303,215	$440,535	13.3%
Deposits
Demand	$1,366,395	$1,393,935	$137,651	$(165,191)	(11.9%)
Interest bearing checking	908,961	763,188	17,831	127,942	16.8%
Money market	1,162,773	1,104,238	67,942	(9,407)	(0.9%)
Savings	790,628	907,722	53,002	(170,096)	(18.7%)
Core deposits	4,228,757	4,169,083	276,426	(216,752)	(5.2%)
Certificates of deposit	205,060	159,367	96,703	(51,010)	(32.0%)
Brokered Certificates of Deposits	381,559	2,702	—	378,857	14,023.6%
Total Certificate of Deposits	586,619	162,069	96,703	327,847	202.3%
Total deposits	$4,815,376	$4,331,152	$373,129	$111,095	2.6%

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

The following table summarizes the calculation of the Company’s operating net income and operating diluted earnings per share:

		For the Year Ended December 31,
Operating Net Income / Operating Diluted Earnings Per Share
		2022	2021	2020	2019	2018
		(dollars in thousands, except share data)

Net Income (a GAAP measure)		$52,909	$54,024	$31,959	$25,257	$23,881
Add: Merger expenses		1,941	—	6,368	4,721	201
Add: Provision for credit losses for acquired loans		2,239	—	8,638	—	—
Add: Contractual termination expenses		1,118	1,118	1,244	—	—
Add: (Gain) loss disposition of investment securities		—	—	(69)	79	(2)
Less: Tax effect of non-operating expenses (1)	`	(1,237)	(314)	(4,270)	(901)	(56)
Less: Death benefit on bank owned life insurance (“BOLI”) and policy surrender		(1,157)	—	—	—	—
Add: Tax effect of BOLI policy surrender		736	—	—	—	—
Operating Net Income (a non-GAAP measure)		$56,549	$54,828	$43,870	$29,156	$24,024
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)		(273)	(252)	(64)	(243)	(239)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)		$56,276	$54,576	$43,806	$28,913	$23,785
Weighted Average Diluted Shares		7,213,913	6,990,603	6,344,409	4,661,720	4,098,633
Operating Diluted Earnings Per Share (a non-GAAP measure)		$7.80	$7.81	$6.90	$6.20	$5.80

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$517,552	$437,837	$401,732	$286,561	$167,026
Less: Goodwill and acquisition related intangibles (GAAP)	(71,982)	(54,529)	(54,889)	(34,544)	(412)
Tangible Common Equity (a non-GAAP measure)	$445,570	$383,308	$346,843	$252,017	$166,614
Total assets (GAAP)	$5,559,737	$4,891,544	$3,949,297	$2,855,563	$2,101,384
Less: Goodwill and acquisition related intangibles (GAAP)	(71,982)	(54,529)	(54,889)	(34,544)	(412)
Tangible assets (a non-GAAP measure)	$5,487,755	$4,837,015	$3,894,408	$2,821,019	$2,100,972
Tangible Common Equity Ratio (a non-GAAP measure)	8.12%	7.92%	8.91%	8.93%	7.93%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$445,570	$383,308	$346,843	$252,017	$166,614
Common shares outstanding	7,796,440	6,968,192	6,926,728	5,400,868	4,107,051
Tangible Book Value Per Share (a non-GAAP measure)	$57.15	$55.01	$50.07	$46.66	$40.57

The following tables summarize the calculation of the Company’s efficiency and operating ratios for the periods indicated:

	For the Year Ended December 31,

	2022	2021	2020	2019	2018
	(dollars in thousands)
Efficiency Ratio: (1)
Noninterest expense	$110,382	$100,484	$98,085	$78,175	$63,987
Net interest and dividend income	$143,215	$127,981	$120,233	$78,696	$63,588
Total noninterest income	43,009	44,324	39,525	36,401	32,989
Total revenue	$186,224	$172,305	$159,758	$115,097	$96,577
Efficiency Ratio	59.27%	58.32%	61.40%	67.92%	66.25%

Operating Efficiency Ratio: (2)
Noninterest expense	$110,382	$100,484	$98,085	$78,175	$63,987
Merger expenses (Pretax)	(1,941)	—	(6,368)	(4,721)	(201)
Contractual termination expenses (Pretax)	(1,118)	(1,118)	(1,244)	—	—
Operating expense (a non-GAAP measure)	$107,323	$99,366	$90,473	$73,454	$63,786

Total revenue	$186,224	$172,305	$159,758	$115,097	$96,577
Add:(gain) loss on disposition of investment securities		—	$(69)	$79	$(2)
Death benefit on bank owned life insurance (“BOLI”) and policy surrender (Pretax)	(1,157)	—	—	—	—
Operating revenue (a non-GAAP measure)	$185,067	$172,305	$159,689	$115,176	$96,575
Operating Efficiency Ratio (a non-GAAP measure)	57.99%	57.67%	56.66%	63.78%	66.05%

	For the Year Ended December 31,

	2022	2021	2020	2019	2018

Operating Return on Tangible Common Equity: (3)
Operating Net Income (a non-GAAP measure)	$56,549	$54,828	$43,870	$29,156	$24,024
Average common equity	$457,540	$417,768	$351,477	$221,617	$155,546
Average goodwill and merger related intangibles	(58,859)	(54,707)	(46,476)	(24,577)	(412)
Average tangible common equity (a non-GAAP measure)	$398,681	$363,061	$305,001	$197,040	$155,134
Operating Return on Tangible Common Equity (a non-GAAP measure)	14.18%	15.10%	14.38%	14.80%	15.49%

Operating Return on Average Assets: (4)
Operating Net Income (a non-GAAP measure)	$56,549	$54,828	$43,870	$29,156	$24,024
Average assets	$5,150,336	$4,343,873	$3,523,249	$2,600,316	$1,980,580
Operating Return on Average Assets (a non-GAAP measure)	1.10%	1.26%	1.25%	1.12%	1.21%

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

The fair value of securities available for sale totaled $153.4 million and included gross unrealized gains of $7,000 and gross unrealized losses of $28.6 million at December 31, 2022. At December 31, 2021, the fair value of securities available for sale totaled $197.8 million and included gross unrealized gains of $1.2 million and gross unrealized losses of $4.7 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, U.S. Treasury Notes, and state, county, and municipal securities. Securities held to maturity as of December 31, 2022 are carried at their amortized cost of $1.05 billion. At December 31, 2021, the amortized cost of securities held to maturity totaled $977.1 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity, and the percentage distribution at the dates indicated.

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$19,733	13%	$23,011	12%
Mortgage-backed securities	132,683	86%	173,028	87%
Corporate debt securities	1,000	1%	1,764	1%
Total securities available for sale	$153,416	100%	$197,803	100%
Held to maturity securities
U.S. Treasury Notes	$3,970	—%	$—	—%
Mortgage-backed securities	951,372	91%	864,983	88%
Corporate debt securities	250	—%	6,997	1%
Municipal securities	96,405	9%	105,081	11%
Total securities held to maturity	$1,051,997	100%	$977,061	100%
Total	$1,205,413		$1,174,864

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,997	0.5%	$5,000	2.3%	$8,000	2.6%	$22,997	1.6%
Mortgage-backed securities	—	—	10,680	2.0%	41,622	1.5%	105,732	1.5%	158,034	1.5%
Corporate debt securities	996	5.1%	—	—	—	—	—	—	996	5.1%
Total available for sale securities	$996	5.1%	$20,677	1.3%	$46,622	1.6%	$113,732	1.5%	$182,027	1.5%

Held to maturity securities
U.S. treasury Notes	$987	4.3%	$2,983	4.2%	$—	0.0%	$—	0.0%	$3,970	4.2%
Mortgage-backed securities	—	—	19,572	2.3%	48,731	1.9%	883,069	1.8%	951,372	1.8%
Corporate debt securities	—	—	250	2.0%	—	—	—	—	250	2.0%
Municipal securities	6,987	3.9%	18,657	3.5%	26,441	3.3%	44,320	2.7%	96,405	3.1%
Total held to maturity securities	$7,974	3.9%	$41,462	3.0%	$75,172	2.4%	$927,389	1.9%	$1,051,997	2.0%
Total	$8,970	4.1%	$62,139	2.4%	$121,794	2.1%	$1,041,121	1.8%	$1,234,024	1.9%

(1)
Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% for 2022.

The Company did not record an allowance for credit losses on its investment securities as of December 31, 2022 or 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following summary shows the composition of the loan portfolio at the dates indicated:

	December 31,
	2022	% of Total	2021	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$902,968	22%	$716,456	22%
Mortgages - adjustable rate	703,958	17%	679,675	21%
Construction	35,299	1%	13,012	0%
Deferred costs, net of unearned fees	6,613	0%	5,936	0%
Total residential mortgages	1,648,838	40%	1,415,079	43%
Commercial mortgage
Mortgages - non-owner occupied	1,592,732	39%	1,272,135	38%
Mortgages - owner occupied	183,591	5%	150,632	4%
Construction	135,782	3%	86,246	3%
Deferred costs, net of unearned fees	2,318	0%	1,989	0%
Total commercial mortgages	1,914,423	47%	1,511,002	45%
Home equity
Home equity - lines of credit	108,961	3%	85,639	3%
Home equity - term loans	2,098	0%	2,017	0%
Deferred costs, net of unearned fees	292	0%	304	0%
Total home equity	111,351	3%	87,960	3%
Commercial and industrial
Commercial and industrial	349,026	9%	247,024	7%
PPP loans	1,384	0%	22,856	1%
Unearned fees, net of deferred costs	240	0%	(434)	0%
Total commercial and industrial	350,650	9%	269,446	8%
Consumer
Secured	35,679	1%	34,308	1%
Unsecured	1,897	0%	1,303	0%
Deferred costs, net of unearned fees	18	0%	8	0%
Total consumer	37,594	1%	35,619	1%
Total loans	$4,062,856	100%	$3,319,106	100%

Residential Mortgage. Residential real estate loans held in portfolio were to $1.65 billion at December 31, 2022, an increase of $233.8 million, or 16.5%, from $1.42 billion at December 31, 2021 and consisted of one-to-four family residential mortgage loans, or for the construction thereof. The residential mortgage portfolio represented 40% and 43% of total loans at December 31, 2022 and December 31, 2021, respectively.

The average loan balance outstanding in the residential portfolio was $517,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of December 31, 2022. At December 31, 2022, this loan was performing in accordance with its original terms.

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

Residential real estate loans are originated both for sale to the secondary market, as well as for retention in the Bank’s loan portfolio. The decision to sell a loan to the secondary market or retain within the portfolio is determined based on a variety of factors, including, but not limited to, the Bank’s asset/liability position, the current interest rate environment, and client preference.

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the year ended December 31, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $191.9 million at December 31, 2022 and $170.8 million at December 31, 2021.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Originations for retention in portfolio	$432,008	$556,715	$378,247
Originations for sale to the secondary market	4,515	22,583	82,620
Total	$436,523	$579,298	$460,867

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Loans sold with servicing rights retained	$5,834	$25,361	$60,453
Loans sold with servicing rights released	—	2,465	18,024
Total	$5,834	$27,826	$78,477

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $1.7 million and $1.1 million at December 31, 2022 and 2021, respectively.

Commercial Mortgage. CRE loans were $1.91 billion as of December 31, 2022, an increase of $403.4 million, or 26.7%, from $1.51 billion at December 31, 2021. The CRE loan portfolio represented 47% and 45% of total loans at December 31, 2022 and December 31, 2021, respectively. The average loan balance outstanding in this portfolio was $1.7 million and the largest individual CRE loan outstanding was $29.0 million as of December 31, 2022. At December 31, 2022, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $111.4 million and $88.0 million at December 31, 2022 and 2021, respectively. The home equity portfolio represented 3% of total loans at both December 31, 2022 and 2021. At December 31, 2022, the largest home equity line of credit was a $3.0 million line of credit and had an outstanding balance of $3.0 million at December 31, 2022. At December 31, 2022, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $350.7 million at December 31, 2022, an increase of $81.2 million, or 30.1%, from $269.4 million at December 31, 2021. C&I loans represented 9% and 8% of total loans at December 31, 2022 and 2021, respectively. The average loan balance outstanding in this portfolio was $577,000, and the largest individual commercial and industrial loan outstanding was $18.9 million as of December 31, 2022. At December 31, 2022, this loan was performing in accordance with its original terms.

The Company’s C&I loan clients represent various small- and middle-market established businesses involved in professional and financial services, accommodation and food services, utilities, health care, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned businesses with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Company also makes loans to entrepreneurial and technology businesses, where regional economic strength or weakness impacts the relative risks in this loan category, in addition to renewable energy lending which is more specialized in nature. The Company has expanded its exposure within renewable energy lending but otherwise there are no significant concentrations in any one business sector, and loan risks are generally diversified among many borrowers.

Loans under the SBA’s PPP program, net of associated deferred PPP processing fees, totaled $1.3 million at December 31, 2022 and $22.2 million at December 31, 2021, respectively, and are included in the C&I portfolio.

At December 31, 2022, commercial solar loans totaled $113.0 million and the average loan balance outstanding in this portfolio was $2.2 million. The largest individual loan outstanding was $7.5 million, and this loan was performing in accordance with its original terms at December 31, 2022.

Consumer Loans. The consumer loan portfolio totaled $37.6 million at December 31, 2022, an increase of $2.0 million, or 5.5%, from $35.6 million at December 31, 2021. Consumer loans represented 1% of the total loan portfolio at both December 31, 2022 and December 31, 2021. The average loan balance outstanding in this portfolio was $12,000 and the largest individual consumer loan outstanding was $2.5 million as of December 31, 2022. At December 31, 2022, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2022. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2022
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$7,031	$8,971	$133,771	$1,499,065	$1,648,838
Commercial mortgage	3,318	470,996	1,340,429	99,680	1,914,423
Home equity	442	7,921	82,033	20,955	111,351
Commercial and industrial	16,363	100,176	197,932	36,179	350,650
Consumer	36,812	329	453	—	37,594
Total	$63,966	$588,393	$1,754,618	$1,655,879	$4,062,856

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans maturing over one year in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at December 31, 2022. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	December 31, 2022
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$855,202	$793,636	$—	$1,648,838
Commercial mortgage	856,842	454,969	602,612	1,914,423
Home equity	2,626	—	108,725	111,351
Commercial and industrial	53,576	32,329	264,745	350,650
Consumer	971	—	36,623	37,594
Total	$1,769,217	$1,280,934	$1,012,705	$4,062,856

Nonperforming Loans and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands)
Non-accrual loans	$5,839	$4,628	$7,744	$4,160	$525
Loans past due > 90 days, but still accruing	—	—	407	1,264	—
Troubled debt restructurings	703	758	811	227	117
Total non-performing loans	$6,542	$5,386	$8,962	$5,651	$642
Nonperforming loans as a percentage of gross loans	0.16%	0.16%	0.28%	0.25%	0.04%
Nonperforming loans as a percentage of total assets	0.12%	0.11%	0.23%	0.20%	0.03%

Total non-performing loans increased by $1.2 million at December 31, 2022 as compared to December 31, 2021, primarily due to higher residential and home equity loans on nonaccrual offset by a decrease in commercial real estate loans on nonaccrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2022 and December 31, 2021, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Pursuant to Section 4013 of the CARES Act, financial institutions were allowed to suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. On January 3, 2021, the President signed into law the Consolidated Appropriations Act, 2021 (the “CAA”). As a result of the CAA, the suspension of TDR accounting was extended to the earlier of January 1, 2022, or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States of America terminates. As of December 31, 2022, the Company had no loans in deferral.

Allowance for CREDIT Losses

The following table summarizes the ratios related to the Company’s allowance for credit losses and certain asset quality indicators for the years indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$4,062,856	$3,319,106	$3,153,648
Average loans outstanding (net of unearned fees and deferred costs)	$3,600,815	$3,240,876	$2,856,631
Loans on non-accrual	$5,839	$4,628	$7,744
Allowance for credit losses balance at end of period	$37,774	$34,496	$36,016

Net (charge-offs) recoveries to average loans outstanding- Total	0.00%	0.00%	(0.02)%
Non-accrual loans to loans outstanding at year end	0.14%	0.14%	0.25%
Allowance for credit losses to total loans (ex. PPP)	0.93%	1.05%	1.19%
Ratio of allowance for credit losses on loans to loans on non-accrual	646.93%	745.38%	465.08%
Ratio of allowance for credit losses to loans outstanding	0.93%	1.04%	1.14%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the ratio of net charge-offs to average loans outstanding within each loan category:

	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans
	(dollars in thousands)
Residential mortgages	$1,508,546	4	0.00%	$1,343,112	(4)	0.00%	$1,160,998	—	0.00%
Commercial mortgages	1,661,235	—	0.00	1,424,126	30	0.00	1,253,401	(264)	(0.01)
Home equity	95,441	—	0.00	94,949	—	0.00	97,574	—	0.00
Commercial and industrial	292,872	66	0.00	338,494	140	0.00	304,194	(150)	(0.01)
Consumer	42,721	(17)	0.00	40,195	(12)	0.00	40,465	(25)	0.00
Total	$3,600,815	53	0.00%	$3,240,876	154	0.00%	$2,856,632	(439)	(0.02)%

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	December 31,
	2022			2021
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$13,321	35%	40%	$13,383	39%	43%
Commercial mortgages	19,086	50	47	17,133	49	46
Home equity	573	2	3	406	1	2
Commercial and industrial	4,153	11	9	2,989	9	8
Consumer	641	2	1	585	2	1
Total Allowance	$37,774	100%	100%	$34,496	100%	100%

See additional discussion regarding the allowance for credit losses, in Item 7 under the caption “Critical Accounting Estimates” and in Note 7 to the Audited Consolidated Financial Statements.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. The Company also borrows from the FHLB of Boston or the Federal Reserve Bank of Boston (“FRB of Boston”), and utilizes repurchase agreements and brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. The Company's additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

Deposits. The Company accepts deposits primarily from clients in the communities in which its branches and offices are located, as well as from small- and medium-sized businesses and other clients throughout its lending area. We rely on competitive pricing and products, convenient locations, and client service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and our deposit growth goals. The Bank may also access the brokered deposit market for funding.

The following table sets forth the Company’s deposits for the periods indicated:

	December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,366,395	28.4%	$1,393,935	32.1%
Interest-bearing checking	908,961	18.9%	763,188	17.6%
Money market	1,162,773	24.1%	1,104,238	25.5%
Savings	790,628	16.4%	907,722	21.0%
Retail certificates of deposit under $250,000	117,532	2.5%	99,196	2.3%
Retail certificates of deposit of $250,000 or greater	87,528	1.8%	60,171	1.4%
Brokered certificates of deposit	381,559	7.9%	2,702	0.1%
Total	$4,815,376	100.0%	$4,331,152	100.0%

At December 31, 2022, the Company had a total of $205.1 million in certificates of deposit, excluding brokered deposits, of which $151.7 million had remaining maturities of one year or less. The Company had total brokered deposits of $381.6 million and $2.7 million at December 31, 2022 and 2021, respectively.

The amount of deposits above the FDIC’s limit of $250,000 was $2.50 billion and $2.19 billion as of December 31, 2022 and 2021, respectively.

Retail certificates of deposit of $250,000 or greater by maturity are as follows:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Within three months	$32,560	$30,889
Over 3 months, within six months	16,162	5,243
Over six months, within twelve months	18,152	11,142
Over twelve months.	20,654	12,897
Total	$87,528	$60,171

Interest expense on retail certificates of deposit of $250,000 or greater was $385,000, $551,000, and $832,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table sets forth certificates of deposit, excluding brokered deposits, classified by interest rate as of the dates indicated:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Interest Rate:
0.00% to 0.50%	$101,559	$107,025
0.51% to 1.00%	26,606	37,265
1.00% to 1.99%	28,736	5,152
2.00% to 2.99%	11,009	9,925
3.00% to 3.99%	19,493	—
4.00% to 4.99%	17,657	—
Total	$205,060	$159,367

Borrowings. Total borrowings were $105.2 million, an increase of $88.7 million as compared to $16.5 million at December 31, 2021. The Company’s borrowings consisted of advances from the FHLB of Boston and repurchase agreements. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Company pledged investment securities as collateral for its repurchase agreements.

The Company’s remaining borrowing capacity at the FHLB of Boston at December 31, 2022 was approximately $639.0 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston and a $10.0 million line of credit with a correspondent bank.

The Company had no borrowings outstanding with the FRB of Boston at both December 31, 2022 and 2021. The Company’s remaining borrowing capacity at the FRB of Boston at December 31, 2022 was approximately $680.4 million.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,552,934	$135,965	3.83%	$3,203,126	$120,019	3.75%	$2,832,796	$119,447	4.22%
Tax-exempt	47,881	1,832	3.83	37,750	1,525	4.04	23,835	1,115	4.68
Securities available for sale (3)
Taxable	194,612	2,680	1.38	217,096	2,617	1.21	136,776	2,337	1.71
Securities held to maturity
Taxable	978,321	16,875	1.72	424,499	6,847	1.61	152,789	3,711	2.43
Tax-exempt	100,057	3,135	3.13	104,114	3,329	3.20	89,841	3,145	3.50
Cash and cash equivalents	64,790	262	0.40	141,278	150	0.11	69,783	187	0.27
Total interest-earning assets (4)	4,938,595	160,749	3.25%	4,127,863	134,487	3.26%	3,305,820	129,942	3.93%
Non-interest-earning assets	246,813			251,652			245,316
Allowance for credit losses	(35,072)			(35,642)			(27,887)
Total assets	$5,150,336			$4,343,873			$3,523,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$753,001	$1,285	0.17%	$675,753	$265	0.04%	$554,000	$682	0.12%
Savings accounts	897,146	1,554	0.17	957,039	861	0.09	937,247	3,378	0.36
Money market accounts	1,165,793	7,999	0.69	765,021	2,769	0.36	350,117	1,277	0.36
Certificates of deposit	240,468	3,760	1.56	209,311	1,079	0.52	259,568	1,958	0.75
Total interest-bearing deposits	3,056,408	14,598	0.48%	2,607,124	4,974	0.19%	2,100,932	7,295	0.35%
Subordinated debt	—	—	—	—	—	—	5,408	444	8.21
Other borrowed funds	85,580	2,180	2.55	18,466	559	3.03	123,693	1,406	1.14
Total interest-bearing liabilities	3,141,988	16,778	0.53%	2,625,590	5,533	0.21%	2,230,033	9,145	0.41%
Non-interest-bearing liabilities
Demand deposits	1,446,745			1,197,056			838,653
Other liabilities	104,063			103,459			103,086
Total liabilities	4,692,796			3,926,105			3,171,772
Shareholders’ equity	457,540			417,768			351,477
Total liabilities & shareholders’ equity	$5,150,336			$4,343,873			$3,523,249
Net interest income on a fully taxable equivalent basis		143,971			128,954			120,797
Less taxable equivalent adjustment		(1,043)			(1,019)			(895)
Net interest income		$142,928			$127,935			$119,902
Net interest spread (5)			2.72%			3.05%			3.52%
Net interest margin (6)			2.92%			3.12%			3.65%

(1)
Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2022, 2021, and 2020.
(2)
Non-accrual loans are included in average amounts outstanding.
(3)
Average balances of securities available for sale calculated utilizing amortized cost.
(4)
FHLB stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans originated during 2022 and 2021, and the weighted average cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans originated during 2022 and 2021.

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

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Compared with			Compared with
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$13,341	$2,605	$15,946	$14,676	$(14,104)	$572
Tax-exempt	391	(84)	307	579	(169)	410
Securities available for sale
Taxable	(287)	350	63	1,103	(823)	280
Securities held to maturity
Taxable	9,522	506	10,028	4,735	(1,599)	3,136
Tax-exempt	(128)	(66)	(194)	472	(288)	184
Cash and cash equivalents	(118)	230	112	119	(156)	(37)
Total interest income	$22,721	$3,541	$26,262	$21,684	$(17,139)	$4,545
Interest expense
Deposits
Checking accounts	34	986	1,020	125	(542)	(417)
Savings accounts	(57)	750	693	70	(2,587)	(2,517)
Money market accounts	1,930	3,300	5,230	1,502	(10)	1,492
Certificates of deposit	183	2,498	2,681	(334)	(545)	(879)
Total interest-bearing deposits	2,090	7,534	9,624	1,363	(3,684)	(2,321)
Subordinated debt	—	—	—	(444)	—	(444)
Other borrowed funds	1,723	(102)	1,621	(1,869)	1,022	(847)
Total interest expense	$3,813	$7,432	$11,245	$(950)	$(2,662)	$(3,612)
Change in net interest income	$18,908	$(3,891)	$15,017	$22,634	$(14,477)	$8,157

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the year ended December 31, 2022, was 2.87%, representing a six basis points decrease over the adjusted net interest margin for the year ended December 31, 2021 of 2.93%.

	Year Ended
	December 31, 2022
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,938,595
Net interest income on a fully taxable equivalent basis (GAAP)		$143,971
Net interest margin on a fully taxable equivalent basis (GAAP)			2.92%
Less: Accretion of loan fair value adjustments (GAAP)		(2,259)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$4,938,595	$141,712	2.87%

Excluding the impact of merger-related loan accretion and the impact of PPP loans, the adjusted net interest margin for the year ended December 31, 2021 was 2.93%, representing a 43 basis points decrease over the adjusted net interest margin for the year ended December 31, 2020 of 3.36%.

	Year Ended
	December 31, 2021
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$4,127,863
Net interest income on a fully taxable equivalent basis (GAAP)		$128,954
Net interest margin on a fully taxable equivalent basis (GAAP)			3.12%
Less: Paycheck Protection Program loan impact (GAAP)	(102,979)	(6,089)	-0.07%
Less: Accretion of loan fair value adjustments (GAAP)		(4,771)	-0.12%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$4,024,884	$118,094	2.93%

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

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “instantaneous shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of December 31, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(1.8)	16.6
+200	(1.3)	13.8
+100	(0.5)	11.7
–100	1.6	6.6
–200	0.8	1.3

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of December 31, 2022:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	0.4	12.8
–100	1.3	7.9
–200	1.5	4.3

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 and 24 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

These estimates of changes in the Company’s net interest income require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, deposit cost, deposit repricing, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Although our analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates and will differ from actual results.

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

The Bank’s economic value of equity analysis as of December 31, 2022, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 5.6% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 11.9%. At the same date, our analysis estimated that, in the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 1.3% increase in the economic value of equity, resulting in an economic value of equity ratio of 11.7%. The estimates within the economic value of equity calculation are significantly impacted by management’s assumption that the value of non-maturity deposits do not fall below their stated balance as of December 31, 2022. This assumption has the impact of increasing the Bank’s economic value of equity in the falling rate scenario as lower market rates increase the value of the loan and investment portfolios while the value of the non-maturity deposit base remains static. The Company believes retaining client relationships is the most desirable strategy over the long term.

The estimates of changes in the economic value of our equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, deposit costs, deposit repricing, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, entering into repurchase agreements, and purchasing wholesale certificates of deposit as its secondary sources. At December 31, 2022, the Company had access to funds totaling $1.5 billion.

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

Capital Adequacy. Total shareholders’ equity was $517.6 million at December 31, 2022, as compared to $437.8 million at December 31, 2021. The Company’s equity increased primarily due to $62.9 million of equity issued as a result of the Northmark Merger and net income of $52.9 million, partially offset by an increase in unrealized losses on the available for sale investment portfolio of $18.7 million and dividend payments of $18.4 million. Based on past performance and current expectations, the Company believes that cash from operations, cash, cash equivalents, investments, and other sources of liquidity will satisfy its currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with its operations through the next 12 months and the reasonably foreseeable future.

The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2022, the Company and the Bank exceeded the regulatory minimum levels to be considered “well capitalized.” See Note 18 – Shareholders’ Equity to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations, Commitments, and Contingencies

As of December 31, 2022 and December 31, 2021, the Company had outstanding commitments to extend credit of $1.07 billion and $809.4 million, respectively, and commitments associated with outstanding letters of credit of $24.2 million and $18.9 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2022, the Company had cash and cash equivalents of $30.7 million, as compared with $180.2 million at December 31, 2021, a decrease of $149.4 million, or 82.9%.

In the ordinary course of business, the Company has entered into numerous contractual obligations and commitments. The following table summarizes the Company’s contractual cash obligations by maturity at December 31, 2022:

	Payments Due — By Period as of December 31, 2022
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
FHLBB advances	$105,212	$105,212	$—	$—	$—
Retirement benefit obligations	31,220	2,759	5,721	6,006	16,734
Lease obligations	30,132	7,085	11,203	5,961	5,883
Certificates of deposit	586,619	533,513	45,130	7,976	—
Total contractual cash obligations	$753,183	$648,569	$62,054	$19,943	$22,617

Further discussion regarding commitments and contingencies can be found in Note 16 – financial instruments with off-balance sheet risk and Note 17 – Commitments and Contingencies to the Consolidated Financial Statements.

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit, and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

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

Item 8. Financial Statements and Supplementary Data.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(dollars in thousands, except share information)
Assets
Cash and cash equivalents	$30,719	$180,153
Investment securities
Available for sale, at fair value (amortized cost $182,027 and $201,270, respectively)	153,416	197,803
Held to maturity, at amortized cost (fair value $885,586 and $971,092, respectively)	1,051,997	977,061
Total investment securities	1,205,413	1,174,864
Loans held for sale, at lower of cost or fair value	—	1,490
Loans
Residential mortgage	1,648,838	1,415,079
Commercial mortgage	1,914,423	1,511,002
Home equity	111,351	87,960
Commercial and industrial	350,650	269,446
Consumer	37,594	35,619
Total loans	4,062,856	3,319,106
Less: allowance for credit losses on loans	(37,774)	(34,496)
Net loans	4,025,082	3,284,610
Federal Home Loan Bank of Boston Stock, at cost	6,264	4,816
Bank owned life insurance	34,484	46,970
Banking premises and equipment, net	23,297	17,326
Right-of-use asset operating leases	25,098	31,273
Deferred income taxes, net	17,990	9,985
Accrued interest receivable	14,118	9,162
Goodwill	64,539	51,912
Merger-related intangibles, net	7,443	2,617
Other assets	105,290	76,366
Total assets	$5,559,737	$4,891,544
Liabilities
Deposits
Demand	$1,366,395	$1,393,935
Interest-bearing checking	908,961	763,188
Money market	1,162,773	1,104,238
Savings	790,628	907,722
Certificates of deposit	586,619	162,069
Total deposits	4,815,376	4,331,152
Borrowings	105,212	16,510
Operating lease liabilities	27,413	33,871
Other liabilities	94,184	72,174
Total liabilities	5,042,185	4,453,707
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,796,440 shares and 6,968,192 shares, respectively	7,796	6,968
Additional paid-in capital	293,186	229,205
Retained earnings	237,369	202,874
Accumulated other comprehensive loss	(20,799)	(1,210)
Total shareholders’ equity	517,552	437,837
Total liabilities and shareholders’ equity	$5,559,737	$4,891,544

Auditor

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share information)
Interest and dividend income
Interest on taxable loans	$135,965	$120,019	$119,447
Interest on tax-exempt loans	1,447	1,205	880
Interest on taxable investment securities	19,555	9,464	6,048
Interest on tax-exempt investment securities	2,477	2,630	2,485
Dividends on FHLB of Boston stock	287	46	331
Interest on overnight investments	262	150	187
Total interest and dividend income	159,993	133,514	129,378
Interest expense
Interest on deposits	14,598	4,974	7,295
Interest on subordinated debt	—	—	444
Interest on borrowed funds	2,180	559	1,406
Total interest expense	16,778	5,533	9,145
Net interest and dividend income	143,215	127,981	120,233
Provision for (Release of) credit losses	3,881	(1,294)	18,310
Net interest and dividend income after provision for (release of) credit losses	139,334	129,275	101,923
Noninterest income
Wealth management revenue	33,034	35,037	29,751
Deposit account fees	2,913	1,939	2,595
ATM/Debit card income	1,663	1,567	1,308
Bank owned life insurance income	1,808	801	747
Gain on loans sold, net	98	832	1,850
Loan related derivative income	625	2,124	1,479
Other income	2,868	2,024	1,726
Total noninterest income	43,009	44,324	39,525
Noninterest expense
Salaries and employee benefits	70,109	65,127	58,975
Occupancy and equipment	14,364	13,898	13,004
Data processing	10,706	8,829	7,662
Professional services	4,728	5,391	4,190
Marketing	2,301	2,536	1,818
FDIC insurance	1,845	1,318	992
Non-operating expenses	3,059	1,118	7,612
Other expenses	3,270	2,267	3,832
Total noninterest expense	110,382	100,484	98,085
Income before income taxes	71,961	73,115	43,363
Income tax expense	19,052	19,091	11,404
Net income	$52,909	$54,024	$31,959
Share data:
Weighted average shares outstanding, basic	7,163,223	6,926,257	6,289,481
Weighted average shares outstanding, diluted	7,213,913	6,990,603	6,344,409
Basic earnings per share	$7.35	$7.76	$5.07
Diluted earnings per share	$7.30	$7.69	$5.03

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Net income	$52,909	$54,024	$31,959
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(18,736)	(4,622)	2,800
Less: reclassification adjustment for losses realized in net income	—	—	(57)
Total unrealized losses on available for sale securities	(18,736)	(4,622)	2,743
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(1,563)	(959)	4,758
Less: reclassification adjustment for gains (losses) realized in net income	(600)	(1,864)	(1,354)
Total unrealized losses on interest rate swaps	(2,163)	(2,823)	3,404
Defined benefit retirement plans
Change in retirement liabilities	1,310	3,801	(1,232)
Other comprehensive income (loss)	(19,589)	(3,644)	4,915
Comprehensive income	$33,320	$50,380	$36,874

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Year Ended December 31,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2019	$5,401	$136,766	$146,875	$(2,481)	$286,561
Cumulative effect of accounting changes	—	—	(347)	—	(347)
Net income	—	—	31,959	—	31,959
Other comprehensive income	—	—	—	4,915	4,915
Share based compensation and other share-based activity	23	4,541	—	—	4,564
Dividends declared ($2.12 per share)	—	—	(13,083)	—	(13,083)
Common stock issued for Wellesley merger	1,503	85,660	—	—	87,163
Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	54,024	—	54,024
Other comprehensive loss	—	—	—	(3,644)	(3,644)
Share based compensation and other share-based activity	41	2,238	—	—	2,279
Dividends declared ($2.38 per share)	—	—	(16,554)	—	(16,554)
Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837

Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	52,909	—	52,909
Other comprehensive loss	—	—	—	(19,589)	(19,589)
Share based compensation and other share-based activity	39	1,920	—	—	1,959
Dividends declared ($2.56 per share)	—	—	(18,414)	—	(18,414)
Common stock issued for Northmark merger	789	62,061	—	—	62,850
Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,909	$54,024	$31,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Release of) credit losses	3,881	(1,294)	18,310
Amortization (accretion) of deferred charges and fees, net	2,282	(1,434)	(780)
Depreciation (accretion), and amortization, net	726	(1,838)	(8,134)
Bank owned life insurance income	(1,808)	(801)	(747)
(Gain) loss on disposition of investment securities	—	—	(69)
Share-based compensation and other share-based activity	1,959	2,279	4,564
Change in accrued interest receivable	(4,280)	352	253
Deferred income tax expense	587	2,899	(665)
Change in loans held for sale	1,490	5,419	(5,363)
Change in other assets, net	(32,056)	5,473	(22,863)
Change in other liabilities, net	26,260	429	20,332
Net cash provided by operating activities	51,950	65,508	36,797
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(1,265,305)	(1,327,044)	(1,070,321)
Proceeds from principal payments of loans	850,886	1,170,430	1,022,516
Purchase of loans	(23,655)	—	—
Proceeds from calls/maturities of securities available for sale	29,040	42,169	47,087
Purchase of securities available for sale	(10,170)	(9,927)	(140,570)
Proceeds from sales of securities	19,018	—	10,821
Proceeds from calls/maturities of securities held to maturity	132,173	70,800	56,007
Purchase of securities held to maturity	(205,137)	(801,775)	(33,818)
Death benefit on bank-owned life insurance	4,025	—	—
Redemption on bank-owned life insurance	10,759	—	—
(Purchase) redemption of FHLB of Boston stock	(1,215)	918	8,505
Purchase of banking premises and equipment	(1,776)	(2,033)	(2,218)
Net cash acquired in business combinations	82,174	—	43,063
Net cash used in investing activities	(379,183)	(856,462)	(58,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(216,751)	1,020,821	422,866
Change in certificates of deposit	327,938	(92,552)	(138,213)
Change in short term borrowings	85,026	(16,393)	(224,989)
Redemption of subordinated debt	—	—	(10,000)
Cash dividends paid on common stock	(18,414)	(16,554)	(13,083)
Net cash provided by financing activities	177,799	895,322	36,581
Net change in cash and cash equivalents	(149,434)	104,368	14,450
Cash and cash equivalents at beginning of period	180,153	75,785	61,335
Cash and cash equivalents at end of period	$30,719	$180,153	$75,785
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,805	$5,656	$9,172
Income taxes	21,822	9,054	14,628
Significant non-cash transactions
Transfer of other real estate owned	—	—	2,293
Common Stock issued to shareholders due to merger	62,850	—	87,163
Fair value of assets acquired, net of cash acquired	346,501	—	961,668
Fair value of liabilities assumed	378,453	—	917,569

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

As a private bank, the Company focuses on four core services that center around client needs. The core services include Wealth Management, Commercial Banking, Residential Lending, and Personal Banking. The Bank offers a full range of commercial and consumer banking services through its network of 22 banking offices in Massachusetts and New Hampshire. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits. The Bank invests those funds in various types of loans, including residential and commercial real estate, and a variety of commercial and consumer loans. The Bank also invests its deposits and borrowed funds in investment securities and has two wholly owned Massachusetts security corporations, CTC Security Corporation and CTC Security Corporation III, for this purpose. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) for the maximum amount permitted by FDIC Regulations.

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

Investment Securities

Investment securities are classified as either “held to maturity” or “available for sale” in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt Securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.

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

The Company generally segments its loan receivable population into homogeneous pools of loans. Consistent with the Company’s other assumptions, the Company regularly reviews segmentation to determine whether the homogeneous pools remain relevant as risk characteristics change. When a loan no longer meets the criteria of its initial pooling as a result of credit deterioration or other changes, the Company may evaluate the credit for estimated losses on an individual basis if the Company determines that the credit no longer retains the same risk characteristics. To the extent that there are a multitude of these loans with new similar risk characteristics, the Company would anticipate a change to the pooling methodology. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. For loans with real estate collateral, when management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Commercial mortgage loans – This includes multi-family properties and construction. The Company generally does not originate loans in this segment with a loan-to-value ratio greater than 75%. Loans in this segment are secured by owner-occupied and nonowner-occupied commercial real estate (“CRE”), and repayment is primarily dependent on the cash flows of the property (if nonowner-occupied) or of the business (if owner-occupied).

Commercial and industrial loans (“C&I”) – Loans in this segment are made to businesses and are generally secured by equipment, accounts receivable, or inventory, as well as the personal guarantees of the principal owners of the business, and repayment is primarily dependent on the cash flows generated by the business. In addition, this segment includes certain loans issued under the U. S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). These loans are guaranteed and are not evaluated for an allowance for credit losses because the Company expects the guarantees will be effective, if necessary.

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain active and former employees who have provided positive consent allowing the Company to be the beneficiary of such policies. Since the Company is the primary beneficiary of the insurance policies, increases in the cash value of the policies, as well as insurance proceeds received in excess of cash surrender value, are recorded in noninterest income, and are not subject to income taxes. Applicable regulations generally limit the Company’s investment in BOLI to 25% of its Tier 1 capital plus its allowance for credit losses. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and at least annually thereafter.

Banking Premises and Equipment

Land is stated at cost. Buildings, leasehold improvements, and equipment are stated at cost, less accumulated depreciation, and amortization, which is computed using the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. The cost of ordinary maintenance and repairs is charged to expense when incurred.

Leases

The Company leases office space and certain branch locations under noncancelable operating leases, several of which have renewal options to extend lease terms. Upon commencement of a new lease, the Company will recognize a right-of-use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance, are not included in the measurement of the lease liability since they are generally able to be segregated.

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

Goodwill, Core Deposit Intangibles, and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Core deposit intangible (“CDI”) represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. There was no goodwill impairment recognized during 2022, 2021, or 2020. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the CDI on a straight-line basis over a ten-year period.

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

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the state of New Hampshire, the state of Maine, and other states as required. For the tax year ended December 31, 2022, the Company expects to file taxes in Massachusetts, New Hampshire, and Maine.

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

Compensation expense for restricted stock awards is recognized over the vesting period based on the fair value at the date of grant. RSUs and PRSUs are valued at the fair market value of the Company’s common stock as of the award date. PRSUs’ compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. If the goals are not met, vesting does not occur, no compensation cost will be recognized and any recognized compensation costs will be reversed. Stock-based awards that do not require future service are expensed in the year of grant.

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

Subsequent Events

Management has reviewed events occurring through March 16, 2023, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these consolidated financial statements.
3.
Recently Issued and Adopted Accounting Standards

Accounting Pronouncements Adopted in 2022

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective upon issuance. The FASB had previously issued 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments in 2020 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The adoption of the new ASU did not have an impact on the Company's consolidated financial statements.

Accounting Pronouncements Yet to be Adopted

In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, the amendments in this ASU require an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted. The Company plans to adopt this guidance in January of 2023. The adoption of the new ASU is not expected to have an impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments in this ASU also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. These amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of the new ASU is not expected to have an impact on the Company's consolidated financial statements. As of December 31, 2022, the Company has no hedge relationships designated as fair value hedges.

4.
Mergers

Northmark Bank

On October 1, 2022, the Company completed its merger (the “Northmark Merger”) with Northmark Bank. (“Northmark”), adding three banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger, each outstanding share of Northmark common stock was converted into 0.9950 shares of the Company’s common stock. As a result of the merger, former Northmark stockholders received an aggregate of 788,137 shares of the Company's common stock. The total consideration paid amounted to $62.8 million, based on the closing price of $79.74 of the Company's common stock and cash paid for fractional shares on October 1, 2022.

The Company recorded total assets of $428.7 million, assumed total liabilities of $378.5 million, and recorded $12.6 million in goodwill.

The Company accounted for the merger using the acquisition method pursuant to ASC Topic 805, “Business Combinations.” Accordingly, the Company recorded merger expenses of $1.9 million during the year ended at December 31, 2022. Additionally, on October 1, 2022, the Company recorded $2.2 million in provision for credit losses to reflect the impact of CECL on the acquired loans.

The acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

At October 1, 2022
Net Assets Acquired at Fair Value
(dollars in thousands)
Total Purchase Price	$62,850
Assets
Cash and cash equivalents	$82,174
Investments	22,929
Gross loans	303,215
Allowance for loan loss	—
Premises and equipment	6,856
Core deposit intangible	5,320
Other assets	8,181
Total assets acquired	428,675

Liabilities
Deposits	373,129
Repurchase agreements	3,745
Other liabilities	1,579
Total liabilities assumed	378,453
Net assets acquired	$50,222
Goodwill	$12,628

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

Selected Pro Forma Results

The following summarizes the pro forma results of operations as if the Company merged with Northmark on January 1, 2022 (2021 amounts represent combined results for the Company and Northmark). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	For the Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net interest and dividend income after provision for loan losses	$169,606	$111,753
Net Income	69,839	29,182

Excluded from the pro forma results of operations for the year ended December 31, 2022 are merger-related costs of approximately $1.9 million recognized by the Company. There were no merger related expenses for the year ended December 31, 2021. These costs primarily consisted of contract terminations arising due to the merger, the acceleration of certain compensation and benefit costs, and other merger expenses. The provision for credit losses recorded on acquired loans of $2.2 million was also excluded as a non-recurring adjustment.

Wellesley Bancorp, Inc.

The Company completed its merger (the “Wellesley Merger”) with Wellesley Bancorp, Inc. (“Wellesley”) on June 1, 2020. Under the terms of the Agreement and Plan of Merger, each outstanding share of Wellesley common stock was converted into 0.580 shares of the Company’s common stock. As a result of the merger, former Wellesley stockholders received an aggregate of 1,502,814 shares of the Company’s common stock. The total consideration paid amounted to $88.8 million, based on the closing price of $58.00 of the Company's common stock, the value of Wellesley's exercisable options, and cash paid for fractional shares.

The Company accounted for the merger using the acquisition method and recorded total assets of $985.6 million, including $20.7 million in goodwill, and assumed total liabilities of $917.6 million.

5.
CASH AND CASH EQUIVALENTS

At December 31, 2022 and December 31, 2021, cash and due from banks totaled $30.7 million and $180.2 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston (“FRB of Boston”) at December 31, 2022 and December 31, 2021. At December 31, 2022 and December 31, 2021, the Company pledged $500,000 to the New Hampshire Banking

Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at December 31, 2022, as compared to $13.3 million at December 31, 2021. See Note 21 - Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6.
INVESTMENT SECURITIES

Investment securities have been classified in the accompanying consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,997	$—	$(3,264)	$19,733	$22,996	$246	$(231)	$23,011
Mortgage-backed securities	158,034	3	(25,354)	132,683	176,531	959	(4,462)	173,028
Corporate debt securities	996	4	—	1,000	1,743	24	(3)	1,764
Total available for sale securities	$182,027	$7	$(28,618)	$153,416	$201,270	$1,229	$(4,696)	$197,803

Held to maturity securities
U.S. Treasury Notes	$3,970	$—	$(18)	$3,952	$—	$—	$—	$—
Mortgage-backed securities	951,372	4	(157,208)	794,168	864,983	3,981	(13,258)	855,706
Corporate debt securities	250	—	(6)	244	6,997	26	—	7,023
Municipal securities	96,405	88	(9,271)	87,222	105,081	3,798	(516)	108,363
Total held to maturity securities	$1,051,997	$92	$(166,503)	$885,586	$977,061	$7,805	$(13,774)	$971,092
Total	$1,234,024	$99	$(195,121)	$1,039,002	$1,178,331	$9,034	$(18,470)	$1,168,895

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The amortized cost and fair value of investment securities, aggregated by the contractual maturity, are shown below. Municipal securities are aggregated by the earliest of call date or contractual maturity. Maturities of mortgage-backed securities do not take into consideration scheduled amortization or prepayments. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,997	$9,012	$5,000	$4,346	$8,000	$6,375	$22,997	$19,733
Mortgage-backed securities	—	—	10,680	9,966	41,622	34,934	105,732	87,783	158,034	132,683
Corporate debt securities	996	1,000	—	—	—	—	—	—	996	1,000
Total available for sale securities	$996	$1,000	$20,677	$18,978	$46,622	$39,280	$113,732	$94,158	$182,027	$153,416

Held to maturity securities
U.S. Treasury Notes	$987	$983	$2,983	$2,969	$—	$—	$—	$—	$3,970	$3,952
Mortgage-backed securities	—	—	19,572	18,355	48,731	42,866	883,069	732,947	951,372	794,168
Corporate debt securities	—	—	250	244	—	—	—	—	250	244
Municipal securities	6,987	6,997	18,657	18,602	26,441	26,028	44,320	35,595	96,405	87,222
Total held to maturity securities	$7,974	$7,980	$41,462	$40,170	$75,172	$68,894	$927,389	$768,542	$1,051,997	$885,586
Total	$8,970	$8,980	$62,139	$59,148	$121,794	$108,174	$1,041,121	$862,700	$1,234,024	$1,039,002

The following tables show the Company’s investment securities with gross unrealized losses, for which an allowance for credit losses has not been recorded at December 31, 2022 or at December 31, 2021, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$10,722	$(2,278)	$9,012	$(986)	$19,734	$(3,264)
Mortgage-backed securities	41,832	(3,097)	90,545	(22,257)	132,377	(25,354)
Total available for sale securities	$52,554	$(5,375)	$99,557	$(23,243)	$152,111	$(28,618)

Held to maturity securities
U.S. Treasury Notes	$3,952	$(18)	$—	$—	$3,952	$(18)
Mortgage-backed securities	230,708	(22,362)	562,835	(134,846)	793,543	(157,208)
Corporate debt securities	243	(6)	—	—	243	(6)
Municipal securities	51,969	(4,388)	13,714	(4,883)	65,683	(9,271)
Total held to maturity securities	$286,872	$(26,774)	$576,549	$(139,729)	$863,421	$(166,503)
Total	$339,426	$(32,149)	$676,106	$(162,972)	$1,015,532	$(195,121)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$4,881	$(115)	$4,884	$(116)	$9,765	$(231)
Mortgage-backed securities	74,724	(2,253)	47,871	(2,209)	122,595	(4,462)
Corporate debt securities	760	(3)	—	—	760	(3)
Total available for sale securities	$80,365	$(2,371)	$52,755	$(2,325)	$133,120	$(4,696)

Held to maturity securities
Mortgage-backed securities	$740,966	$(12,509)	$15,345	$(749)	$756,311	$(13,258)
Municipal securities	12,607	(194)	5,716	(322)	18,323	(516)
Total held to maturity securities	$753,573	$(12,703)	$21,061	$(1,071)	$774,634	$(13,774)
Total	$833,938	$(15,074)	$73,816	$(3,396)	$907,754	$(18,470)

As of December 31, 2022, 432 debt securities had gross unrealized losses, with an aggregate depreciation of 16.1% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $2.0 million, or 21.5% of its amortized cost. The largest unrealized loss percentage of any single security was 35.0% of its amortized cost, or $823,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of December 31, 2022.

U.S. Government obligations with an amortized cost of $9.1 million and a fair value of $8.0 million were pledged as collateral for repurchase agreements at December 31, 2022. There were no investment securities pledged as collateral for repurchase agreements at December 31, 2021.

The following table sets forth information regarding sales of investment securities and the resulting gains or losses from such sales:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Amortized cost of securities sold	$19,018	$—	$10,752
Gross gains realized on securities sold	—	—	111
Gross losses realized on securities sold	—	—	(42)
Net proceeds from securities sold	$19,018	$—	$10,821

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. Credit ratings are opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and are generally considered to be of low risk. At December 31, 2022 and 2021 respectively, the Company’s debt securities portfolio did not contain any securities below investment grade, as reported by major credit rating agencies. At December 31, 2022 and 2021, respectively, none of the Company's investment securities were delinquent or in non-accrual status.

The following tables summarize the credit rating of the Company’s debt securities portfolio at December 31, 2022 and December 31, 2021.

	December 31, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$132,683	$—	$—	$19,733	$—	$152,416
BBB/BB/B	—	1,000	—	—	—	1,000
Total available for sale securities	$132,683	$1,000	$—	$19,733	$—	$153,416
Held to maturity securities, at amortized cost
AAA/AA/A	$951,372	$250	$96,405	$—	$3,970	$1,051,997
Total held to maturity securities	$951,372	$250	$96,405	$—	$3,970	$1,051,997

	December 31, 2021
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$173,028	$759	$—	$23,011	$196,798
BBB/BB/B	—	1,005	—	—	1,005
Total available for sale securities	$173,028	$1,764	$—	$23,011	$197,803
Held to maturity securities, at amortized cost
AAA/AA/A	$864,983	$6,997	$105,081	$—	$977,061
Total held to maturity securities	$864,983	$6,997	$105,081	$—	$977,061

1.
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

7.
LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$902,968	$716,456
Mortgages - adjustable rate	703,958	679,675
Construction	35,299	13,012
Deferred costs, net of unearned fees	6,613	5,936
Total residential mortgages	1,648,838	1,415,079

Commercial mortgage
Mortgages - non-owner occupied	1,592,732	1,272,135
Mortgages - owner occupied	183,591	150,632
Construction	135,782	86,246
Deferred costs, net of unearned fees	2,318	1,989
Total commercial mortgages	1,914,423	1,511,002

Home equity
Home equity - lines of credit	108,961	85,639
Home equity - term loans	2,098	2,017
Deferred costs, net of unearned fees	292	304
Total home equity	111,351	87,960

Commercial and industrial
Commercial and industrial	349,026	247,024
PPP loans	1,384	22,856
Unearned fees, net of deferred costs	240	(434)
Total commercial and industrial	350,650	269,446

Consumer
Secured	35,679	34,308
Unsecured	1,897	1,303
Deferred costs, net of unearned fees	18	8
Total consumer	37,594	35,619
Total loans	$4,062,856	$3,319,106

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

PPP loans have: (a) an interest rate of 1.0%, (b) a two year or five-year loan term to maturity; and (c) principal and interest payments deferred until the SBA remits the forgiven amount to the Company or 10 months from the end of the covered period, as defined. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expense, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company did not record a provision for credit losses for PPP loans in 2022, 2021 or 2020 due to the SBA guarantee.

Directors and officers of the Company and their associates are clients of, and have other transactions with, the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	December 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,733	$311	$722	$73	$5,839
Troubled debt restructurings	622	—	—	81	703
Total	$5,355	$311	$722	$154	$6,542

	December 31, 2021
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$3,777	$517	$223	$111	$4,628
Troubled debt restructurings	652	—	—	106	758
Total	$4,429	$517	$223	$217	$5,386

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status; as such, the Company did not record any interest income on non-accrual loans during the years ended December 31, 2022 and December 31, 2021.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2022 and December 31, 2021.

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

There were no new TDRs during the years ended December 31, 2022 or December 31, 2021. At December 31, 2022, four loans were TDRs with a total carrying value of $704,000. There were no TDR defaults during the year ended December 31, 2022. As of December 31, 2021, four loans were TDRs with a total carrying value of $758,000. There were no TDR defaults during the year ended December 31, 2021.

The allowance for credit losses includes a specific reserve for TDRs of approximately $60,000 and $85,000 as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. As a result of the enactment of the Consolidated Appropriations Act, 2021, in January 2021, the suspension of TDR accounting was extended to, and expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to clients, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided that these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at December 31, 2022 and will not be reported as past due during the deferral period. The Company had no loans in deferral as of December 31, 2022.

Loans by Credit Quality Indicator. The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of December 31, 2022

	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$314,599	$511,217	$276,698	$113,251	$77,620	$350,098	$—	$1,643,483
Non-performing	—	—	206	315	684	4,150	—	5,355
Total	$314,599	$511,217	$276,904	$113,566	$78,304	$354,248	$—	$1,648,838

Home equity:
Current	$3,611	$—	$—	$58	$360	$481	$106,119	$110,629
Non-performing	—	—	—	—	—	—	722	722
Total	$3,611	$—	$—	$58	$360	$481	$106,841	$111,351

Consumer:
Current	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594
Non-performing	—	—	—	—	—	—	—	—
Total	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$411,927	$330,593	$222,073	$260,588	$125,398	$489,564	$—	$1,840,143
7 (Special Mention)	—	—	4,562	41,578	21,697	6,132	—	73,969
8 (Substandard)	—	—	—	—	—	311	—	311
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$411,927	$330,593	$226,635	$302,166	$147,095	$496,007	$—	$1,914,423
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$128,301	$67,727	$62,025	$28,557	$18,794	$36,836	$475	$342,715
7 (Special Mention)	—	4,211	130	161	407	121	10	5,040
8 (Substandard)	—	—	628	2,102	81	84	—	2,895
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$128,301	$71,938	$62,783	$30,820	$19,282	$37,041	$485	$350,650

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$535,071	$329,501	$135,139	$101,108	$77,702	$232,129	$—	$1,410,650
Non-performing	—	151	—	330	54	3,894	—	4,429
Total	$535,071	$329,652	$135,139	$101,438	$77,756	$236,023	$—	$1,415,079

Home equity:
Current	$—	$719	$3,088	$4,469	$5,060	$5,475	$68,926	$87,737
Non-performing	—	—	223	—	—	—	—	223
Total	$—	$719	$3,311	$4,469	$5,060	$5,475	$68,926	$87,960

Consumer:
Current	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619
Non-performing	—	—	—	—	—	—	—	—
Total	$14,427	$8,758	$1,544	$3,168	$1,838	$5,357	$527	$35,619

	Credit Quality Indicator - by Origination Year as of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$319,633	$248,691	$320,189	$158,462	$93,016	$298,791	$—	$1,438,782
7 (Special Mention)	—	1,096	40,879	22,471	2,913	4,131	—	71,490
8 (Substandard)	—	—	—	—	—	730	—	730
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$319,633	$249,787	$361,068	$180,933	$95,929	$303,652	$—	$1,511,002
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$83,614	$77,073	$38,299	$34,360	$19,727	$4,622	$353	$258,048
7 (Special Mention)	318	350	5,523	406	161	859	10	7,627
8 (Substandard)	—	792	2,331	504	—	144	—	3,771
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$83,932	$78,215	$46,153	$35,270	$19,888	$5,625	$363	$269,446

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

•
Loans rated 8 (Substandard) – These loans have well-defined weaknesses that jeopardize the orderly liquidation of the debt under the original loan terms. Loss potential exists but is not identifiable in any one client.
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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$11,359	$1,454	$1,809	$14,622	$1,634,216	$1,648,838
Commercial mortgage	—	—	—	—	1,914,423	1,914,423
Home equity	962	393	214	1,569	109,782	111,351
Commercial and industrial	65	269	—	334	350,316	350,650
Consumer	81	—	—	81	37,513	37,594
Total	$12,467	$2,116	$2,023	$16,606	$4,046,250	$4,062,856

	December 31, 2021
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$8,470	$415	$1,488	$10,373	$1,404,706	$1,415,079
Commercial mortgage	476	—	—	476	1,510,526	1,511,002
Home equity	314	643	—	957	87,003	87,960
Commercial and industrial	5	437	—	442	269,004	269,446
Consumer	—	—	—	—	35,619	35,619
Total	$9,265	$1,495	$1,488	$12,248	$3,306,858	$3,319,106

There were no loans 90 days or more past due and still accruing at December 31, 2022 or December 31, 2021.

Allowance for Credit Losses

The following tables contain changes in the allowance for credit losses disaggregated by loan category:

	For the Year Ended December 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Provision for acquired loans	527	1,337	117	113	8	—	2,102
Initial allowance for PCD	19	37	—	—	—	—	56
Charge-offs	—	—	—	(23)	(29)	—	(52)
Recoveries	4	—	—	89	12	—	105
Provision for (release of) credit losses - loan portfolio	(612)	579	50	985	65	—	1,067
Allowance for credit losses - loan portfolio	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Acquired loan commitments	—	—	—	—	—	137	137
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	575	575
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$2,096	$2,096
Total allowance for credit loss	$13,321	$19,086	$573	$4,153	$641	$2,096	$39,870

	For the Year Ended December 31, 2021
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2020	$13,067	$18,564	$552	$3,309	$524	$—	$36,016
Charge-offs	(4)	—	—	(41)	(42)	—	(87)
Recoveries	—	30	—	181	30	—	241
Provision for (release of) credit losses - loan portfolio	320	(1,461)	(146)	(460)	73	—	(1,674)
Allowance for credit losses - loan portfolio	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2020	$—	$—	$—	$—	$—	$1,004	$1,004
Provision for credit losses - unfunded commitments	—	—	—	—	—	380	380
Allowance for credit losses-unfunded commitments	—	—	—	—	—	1,384	1,384
Total allowance for credit loss	$13,383	$17,133	$406	$2,989	$585	$1,384	$35,880

8.
FEDERAL HOME LOAN BANK (“FHLB”) OF BOSTON STOCK

As a voluntary member of the FHLB of Boston, the Company is required to invest in stock of the FHLB of Boston (which is considered a restricted equity security) in an amount based upon its outstanding advances from the FHLB of Boston. At December 31, 2022 and 2021, the Company’s investment in FHLB of Boston stock totaled $6.3 million and $4.8 million, respectively. No market exists for shares of this stock. The Company’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Company’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2022 and December 31, 2021, no impairment has been recognized.

9.
BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of property, leasehold improvements, and equipment is presented below:

	December 31,		Estimated
	2022	2021	Useful Lives
	(dollars in thousands)
Land	$3,396	$1,516
Building and leasehold improvements	25,588	20,254	3-30 years
Equipment, including vaults	20,165	18,592	3-20 years
Work in process	22	19
Subtotal	49,171	40,381
Accumulated depreciation and amortization	(25,874)	(23,055)
Total	$23,297	$17,326

Total depreciation expense for the years ended December 31, 2022, 2021, and 2020 amounted to $2.7 million, $2.6 million, and $2.5 million, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

10.
INTANGIBLE ASSETS

Core deposit intangible (“CDI”). At December 31, 2022 and December 31, 2021, the carrying value of CDI assets totaled $7.4 million and $2.6 million, respectively. The Company recorded CDI assets of $5.3 million associated with the Northmark merger during the year ended December 31, 2022. The Company recorded amortization expense of CDI assets totaling $494,000, $361,000, and $361,000 for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively. The weighted-average remaining amortization period for CDI was 8.7 years and 7.3 years at December 31, 2022 and December 31, 2021, respectively.

Mortgage servicing rights. Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. Mortgage loans sold with servicing rights retained during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 were $5.8 million, $25.3 million, and $60.5 million, respectively.

The following table provides an analysis of mortgage servicing rights, which are included in other assets:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2019	$1,347	$(26)	$1,321
Mortgage servicing rights acquired as a result of the Wellesley merger	50	—	50
Mortgage servicing rights capitalized	536	—	536
Amortization charged against servicing income	(572)	—	(572)
Change in impairment reserve	—	(116)	(116)
Balance at December 31, 2020	$1,361	$(142)	$1,219

Balance at December 31, 2020	$1,361	$(142)	$1,219
Mortgage servicing rights capitalized	281	—	281
Amortization charged against servicing income	(559)	—	(559)
Change in impairment reserve	—	142	142
Balance at December 31, 2021	$1,083	$—	$1,083

Balance at December 31, 2021	$1,083	$—	$1,083
Mortgage servicing rights acquired as a result of the Northmark merger	785		785
Mortgage servicing rights capitalized	71	—	71
Amortization charged against servicing income	(274)	—	(274)
Change in impairment reserve	—	—	—
Balance at December 31, 2022	$1,665	$—	$1,665

The fair value of the Company’s mortgage servicing rights portfolio was $2.3 million and $1.5 million as of December 31, 2022 and 2021, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for mortgage servicing rights portfolio was 7.1 years and 5.7 years at December 31, 2022 and 2021, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
2023	$217
2024	192
2025	170
2026	150
2027	132
Thereafter	804
Total	$1,665

11.
DEPOSITS

Deposits are summarized as follows:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,366,395	$1,393,935
Interest bearing checking	908,961	763,188
Money market	1,162,773	1,104,238
Savings	790,628	907,722
Retail certificates of deposit under $250,000	117,532	99,196
Retail certificates of deposit $250,000 or greater	87,528	60,171
Brokered certificates of deposit	381,559	2,702
Total deposits	$4,815,376	$4,331,152

Certificates of deposit had the following schedule of maturities:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
2022	$—	$132,212
2023	533,513	19,062
2024	39,753	4,443
2025	5,377	2,182
2026	6,021	4,170
2027 and after	1,955	—
Total certificates of deposit	$586,619	$162,069

Related Party Deposits

Deposit accounts of directors, executive officers, and their respective affiliates totaled $2.7 million and $7.5 million as of December 31, 2022 and 2021, respectively.

12.
BORROWINGS

Federal Home Loan Bank Advances

At December 31, 2022 the Company had $100.0 million of short-term advances from the FHLB of Boston, with a weighted average rate of 4.38%. At December 31, 2021, the Company did not have any short-term advances outstanding from the FHLB of Boston.

Information relating to long-term borrowings from the FHLB of Boston is presented below:

	December 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Stated Maturity	(dollars in thousands)
2022	$—	—	$221	1.84%
2023*	176	2.36	16,221	3.69
	$176	2.36%	$16,442	3.67%

* December 31, 2021 totals includes a $15 million advance with an interest rate of 3.80%, that was callable by the FHLB of Boston on January 27, 2022.

Securities Sold Under Agreements to Repurchase

The Company periodically enters into repurchase agreements with its larger deposit and commercial clients as part of its cash management services which are typically overnight borrowings. Repurchase agreements with clients totaled $5.0 million as of December 31, 2022. The daily average balance of securities sold under agreements to repurchase during the year ended December 31, 2022 was $1.2 million. There were no repurchase agreements with clients outstanding as of December 31, 2021. The Company retains control of the securities underlying these agreements.

Federal Reserve Bank PPP Loan Facility (“PPPLF”) Advances

During the years ended December 31, 2022 and December 31, 2021, the Company did not borrow funds from the Federal Reserve Bank’s PPPLF.

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

Unused Borrowing Capacity with the FHLB of Boston and FRB of Boston

All short- and long-term borrowings with the FHLB of Boston are secured by the Company’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 60% - 70% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at December 31, 2022 was approximately $639.0 million.

The Company also has a line of credit with the FRB of Boston. The Banks did not have any outstanding FRB borrowings as of December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had pledged investment securities, CRE, and C&I loans with aggregate principal balances of approximately $970.1 million and $652.3 million, respectively, as collateral for this line of credit. Based upon the collateral pledged, the Company’s unused borrowing capacity with the FRB of Boston at December 31, 2022 and 2021 was approximately $680.4 million and $419.6 million, respectively.

13.
INCOME TAXES

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Current tax expense
Federal	$12,906	$11,330	$7,877
State	5,559	4,862	4,192
	18,465	16,192	12,069
Deferred tax expense (benefit)
Federal	455	1,840	(250)
State	132	1,059	(415)
	587	2,899	(665)
Total income tax expense	$19,052	$19,091	$11,404

The following is a reconciliation of the total income tax expense, calculated at statutory federal income tax rates, to the income tax provision in the consolidated statements of income:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Income tax expense at statutory rate of 21.0%	$15,112	$15,354	$9,106
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	4,496	4,678	2,984
Tax-exempt income	(814)	(795)	(694)
ESOP dividends	(150)	(145)	(125)
Bank owned life insurance	(133)	(165)	(157)
Compensation limited under 162(m)	193	226	511
Benefit from stock compensation	(81)	(46)	—
Non-deductible acquisition costs	182	—	186
Non-deductible expenses	44	55	—
Impact of CARES Act	—	—	(539)
BOLI surrender, death benefit	310	—	—
Other	(107)	(71)	132
Total income tax expense	$19,052	$19,091	$11,404

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

The Company’s 2022 and 2021 net deferred tax assets were measured using a 27.95% and 27.92% tax rate, respectively, and consisted of the following components:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Gross deferred tax assets
Allowance for credit losses	$11,142	$10,019
Unrealized losses on available for sale securities	7,390	982
Incentive compensation	1,819	1,905
Equity based compensation	1,298	1,347
Lease liabilities	7,661	9,458
ESOP dividends	200	193
Intangibles and fair value marks (merger related)	2,322	658
Other	931	265
Total gross deferred tax assets	32,763	24,827

Gross deferred tax liabilities
Deferred loan origination costs	(2,886)	(2,324)
Retirement benefits	(1,745)	(535)
Depreciation of premises and equipment	(2,551)	(1,997)
Right-of-use asset	(7,014)	(8,733)
Mortgage servicing rights	(465)	(303)
Goodwill	(115)	(115)
Derivative transactions	3	(835)
Total gross deferred tax liabilities	(14,773)	(14,842)
Net deferred tax asset	$17,990	$9,985

It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was required at either December 31, 2022 and December 31, 2021 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated in future periods to fully absorb deductible temporary differences.

At December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company’s federal income tax returns are open and subject to examination from the 2019 through 2022 tax return years. The Company’s state income tax returns are open from the 2019 through 2022 tax return years based on individual states’ statute of limitations.

14.
PENSION AND RETIREMENT PLANS

The Company has a noncontributory, defined benefit pension plan (“Pension Plan”) covering substantially all employees hired before May 2, 2011. The Company also provides supplemental retirement benefits to certain current and former executive officers of the Company under the terms of Supplemental Executive Retirement Agreements (“Supplemental Retirement Plan”). The Company also offers postretirement health care benefits for current and future retirees of the Bank. Certain employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. Effective November 7, 2019, the postretirement health care plan was frozen for employees hired after that date. The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the year ended December 31, 2022. The Company uses a December 31st measurement date each year to determine the benefit obligations for these plans.

Projected benefit obligations and funded status were as follows:

	Pension Plan		Supplemental Retirement Plan
	2022	2021	2022	2021
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$47,875	$50,117	$10,075	$10,505
Service cost	—	—	399	400
Interest cost	1,309	1,211	260	223
Actuarial (gain) loss	(11,754)	(1,838)	(2,057)	(451)
Benefits paid	(1,832)	(1,615)	(617)	(602)
Obligation at end of year	35,598	47,875	8,060	10,075
Change in plan assets
Fair value at beginning of year	60,638	55,802	—	—
Actual return on plan assets	(8,457)	6,451	—	—
Employer contribution	—	—	617	602
Benefits paid	(1,832)	(1,615)	(617)	(602)
Fair value at end of year	50,349	60,638	—	—
Funded status at end of year	$14,751	$12,763	$(8,060)	$(10,075)

The funded status of the Company’s Pension Plan is included within other assets and the funded status of the Company’s Supplemental Retirement Plan is included within other liabilities on the Company’s consolidated balance sheets at December 31, 2022 and 2021.

	Pension Plan		Supplemental Retirement Plan
	2022	2021	2022	2021
	(dollars in thousands)
Accumulated benefit obligation	$35,598	$47,875	$7,627	$9,472

Amounts recognized in accumulated other comprehensive income (loss) consisted of:

	Pension Plan		Supplemental Retirement Plan
	2022	2021	2022	2021
	(dollars in thousands)
Net actuarial (gain) loss	$373	$(206)	$(617)	$1,468
Prior service credit	—	—	—	—
Total	$373	$(206)	$(617)	$1,468

The components of net periodic benefit cost and amounts recognized in other comprehensive income (loss) were as follows:

	Pension Plan		Supplemental Retirement Plan
	2022	2021	2022	2021
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$399	$400
Interest cost	1,309	1,211	260	223
Expected return on assets	(3,876)	(3,566)	—	—
Amortization of prior service credit	—	(3)	—	—
Amortization of net actuarial loss	—	—	28	40
Net periodic expense (benefit)	(2,567)	(2,358)	687	663
Amounts recognized in other comprehensive income (loss)
Net actuarial loss/(gain)	579	(4,723)	(2,057)	(451)
Amortization of prior service credit	—	3	—	—
Amortization of net actuarial loss	—	—	(28)	(40)
Total recognized in other comprehensive income (loss)	579	(4,720)	(2,085)	(491)
Total recognized in net periodic expense (benefit) and other comprehensive income (loss)	$(1,988)	$(7,078)	$(1,398)	$172

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Pension Plan		Supplemental Retirement Plan
	2022	2021	2022	2021
Discount rate	5.22%	2.79%	5.15%	2.63%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Weighted-average assumptions used to determine the net periodic benefit cost in each year were as follows:

	Pension Plan		Supplemental Retirement Plan
	2022	2021	2022	2021
Discount rate	2.79%	2.45%	2.63%	2.21%
Expected long-term return on plan assets	6.50%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%	4.00%

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

The Investment Policy guidelines suggest that the target asset allocation percentages are from 30% to 60% in domestic large cap equities, from 5% to 20% in domestic small/mid cap equities, from 0% to 20% in international and emerging equities, and from 20% to 60% in cash and fixed income.

The Company’s Pension Plan weighted-average asset allocations by asset category were as follows:

	December 31,
	2022	2021
Equity securities	60%	68%
Debt securities	33	29
Other	—	—
Cash and equivalents	7	3
Total	100%	100%

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

The following table summarizes the various categories of the Pension Plan’s assets:

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$3,676	$—	$—	$3,676
Fixed income	—	12,347	—	12,347
Equity securities
Mutual funds
Domestic equity	24,201	—	—	24,201
International	3,942	—	—	3,942
Domestic fixed income	6,183	—	—	6,183
Total	$38,002	$12,347	$—	$50,349

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$1,689	$—	$—	$1,689
Fixed income	—	13,338	—	13,338
Equity securities
Common stock
Large cap core	16,940	—	—	16,940
Small cap core	2,359	—	—	2,359
Mutual funds
Domestic equity	10,413	—	—	10,413
International	6,579	—	—	6,579
Domestic fixed income	9,320	—	—	9,320
Total	$47,300	$13,338	$—	$60,638

There were no transfers between fair value levels during the years ended December 31, 2022 and December 31, 2021.

The Company offers postretirement health care benefits for current and future retirees of the Bank. Employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligation for this plan. On November 7, 2019, the Company announced its decision to freeze the accrual of benefits to new hires within the plan. The plan is unfunded and plan obligations were $424,000 and $729,000 at December 31, 2022 and December 31, 2021, respectively.

Benefits expected to be paid in the next ten years are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Year-ended December 31,
2023	$2,124	$611	$24	$2,759
2024	2,197	606	23	2,826
2025	2,270	602	23	2,895
2026	2,394	597	23	3,014
2027	2,378	592	22	2,992
2028-2032	12,695	3,916	123	16,734
Total	$24,058	$6,924	$238	$31,220

Employee Profit Sharing and 401(k) Plan

The Company maintains a Profit-Sharing Plan (“PSP”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of federal law. The Company matches employee contributions up to 100% of the first 4% of each participant’s salary, eligible bonus, and eligible incentive. Employees are eligible to participate in the PSP on the first day of their initial date of service. The Company may also make discretionary contributions to the PSP.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (“ESOP”) for its eligible employees. Employees are eligible to participate upon the attainment of age 21 and the completion of 12 months of service consisting of at least 1,000 hours. Purchases of the Company’s stock by the ESOP will be funded by employer contributions or reinvestment of cash dividends.

Total expenses related to the Profit Sharing and ESOP Plans for the years ended December 31, 2022, 2021, and 2020 amounted to $4.5 million, $4.0 million, and $3.6 million, respectively.

Defined Contribution SERP Plan

For executives participating in the Defined Contribution SERP Plan (“DC SERP”) plan, the Company made a contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the Company’s DC SERP for the years ended December 31, 2022, 2021, and 2020 amounted to $271,000, $201,000, and $209,000, respectively.
15.
SHARE-BASED COMPENSATION

In 2017, the Company adopted the 2017 Equity and Cash Incentive Plan (the “2017 Plan”) and all future awards from date of adoption are anticipated to be made under the 2017 Plan. The 2017 Plan permits the issuance of restricted stock, restricted stock units (both time and performance-based), stock options, and stock appreciation rights.

Restricted stock awards time-vest either over a three-year or five-year period and are fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. A summary of restricted stock outstanding as of December 31, 2022 and 2021, and changes during the years ended on those dates, is presented below:

	December 31, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Restricted stock
Non-vested at beginning of year	34,622	$78.20	31,649	$73.07
Granted	14,380	87.10	18,781	82.06
Vested	(11,450)	76.50	(11,691)	71.27
Forfeited	(2,980)	81.43	(4,117)	75.97
Non-vested at end of year	34,572	$82.19	34,622	$78.20

Performance-based restricted stock units vest based upon the Company’s performance over a three-year period and are fair valued as of the date of grant. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested performance-based restricted stock units outstanding as of December 31, 2022 and 2021, and changes during the years ended on those dates, is presented below:

	December 31, 2022		December 31, 2021
	Number of Units	Weighted Average Grant Value	Number of Units	Weighted Average Grant Value
Performance-based restricted stock units
Non-vested at beginning of year	74,699	$73.59	75,246	$73.41
Granted	37,263	88.18	32,697	77.00
Vested (Performance achieved)	(34,248)	70.36	(30,059)	76.56
Forfeited	(5,580)	79.92	(3,185)	75.06
Non-vested at end of year	72,134	$80.83	74,699	$73.59

Time-based restricted stock units vest over a three-year-period and have been fair valued as of the date of the grant. The holders of time-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested time-based restricted stock units outstanding as of December 31, 2022 and 2021, and changes during the years ended on those dates, is presented below:

	December 31, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Time-based restricted stock units
Non-vested at beginning of year	13,836	$75.91	14,968	$74.84
Granted	8,796	88.18	7,464	77.00
Vested	(7,417)	75.94	(7,899)	74.95
Forfeited	(1,664)	84.40	(697)	75.64
Non-vested at end of year	13,551	$82.81	13,836	$75.91

The following table presents the amounts recognized in the consolidated statements of income for restricted stock, time-based restricted stock units, and performance-based restricted stock units:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Share-based compensation expense	$2,875	$3,476	$4,923
Related income tax benefit	$804	$970	$1,375

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. Total shares issued under the 2017 Plan in the years ended December 31, 2022 and 2021 were 7,386 and 5,941, respectively.

16.
FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

To meet the financing needs of its clients, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential real estate mortgage loans and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk included the following:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$1,073,567	$809,383
Origination of new loans	25,411	70,633
Standby letters of credit	24,234	18,880
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	250	3,920

Standby letters of credit are conditional commitments issued by the Company to guarantee performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The collateral supporting those commitments varies and may include real property, accounts receivable, or inventory.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management’s credit evaluation of the client. Collateral held varies, but may include primary residences, accounts receivable, inventory, property, plant and equipment, and income-producing CRE.

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

The components of operating lease cost and other related information are as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Operating lease cost	$6,965	$6,976	$6,691
Variable lease cost (cost excluded from lease payments)	38	13	2
Sublease income	(316)	(65)	(65)
Total operating lease cost	$6,687	$6,924	$6,628
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$7,263	$7,259	$6,547
Operating Lease - operating cash flows (liability reduction)	6,401	6,252	5,430
Weighted average lease term - operating leases	5.45 Years	6.13 Years	6.90 Years
Weighted average discount rate - operating leases	3.01%	2.94%	2.98%

The total minimum lease payments due in future periods under these agreements in effect at December 31, 2022 and December 31, 2021 were as follows:

Future Minimum
December 31, 2022	Lease Payments
(dollars in thousands)
2023	$7,085
2024	6,085
2025	5,118
2026	3,882
2027	2,079
Thereafter	5,883
Total minimum lease payments	$30,132
Less: interest	(2,719)
Total lease liability	$27,413

Several lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $7.6 million, $7.3 million, and $7.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Management believes that as of December 31, 2022 and 2021, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Board and the FDIC.

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

The Company’s and the Bank’s actual and required capital measures were as follows:

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$506,239	13.5%	$393,285	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	466,369	12.5%	318,373	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	466,369	12.5%	262,190	7.0%	N/A	N/A
Tier 1 capital (to average assets)	466,369	8.5%	219,309	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$490,175	13.1%	$393,246	10.5%	$374,520	10.0%
Tier 1 capital (to risk-weighted assets)	450,305	12.0%	318,342	8.5%	299,616	8.0%
Common equity tier I capital (to risk-weighted assets)	450,305	12.0%	262,164	7.0%	243,438	6.5%
Tier 1 capital (to average assets)	450,305	8.2%	219,296	4.0%	274,120	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2021
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$420,398	13.6%	$325,617	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	384,518	12.4%	263,595	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	384,518	12.4%	217,078	7.0%	N/A	N/A
Tier 1 capital (to average assets)	384,518	8.3%	185,015	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$409,806	13.2%	$325,587	10.5%	$310,082	10.0%
Tier 1 capital (to risk-weighted assets)	373,926	12.1%	263,570	8.5%	248,066	8.0%
Common equity tier I capital (to risk-weighted assets)	373,926	12.1%	217,058	7.0%	201,554	6.5%
Tier 1 capital (to average assets)	373,926	8.1%	185,003	4.0%	231,254	5.0%

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

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount
				(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$(25,144)	$6,408	$(18,736)	$(6,245)	$1,623	$(4,622)	$3,630	$(830)	$2,800
Reclassification adjustment for (gains) losses realized in net income (1)	—	—	—	—	—	—	(73)	16	(57)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(2,170)	607	(1,563)	(1,329)	370	(959)	6,602	(1,844)	4,758
Reclassification adjustment for (gains) losses recognized in net income (2)	(832)	232	(600)	(2,587)	723	(1,864)	(1,879)	525	(1,354)
Defined benefit retirement plans
Net change in retirement liability	1,818	(508)	1,310	5,273	(1,472)	3,801	(1,695)	463	(1,232)
Total other comprehensive income (loss)	$(26,328)	$6,739	$(19,589)	$(4,888)	$1,244	$(3,644)	$6,585	$(1,670)	$4,915

(1) Reported in gain (loss) on disposition of investment securities line item in the Consolidated Statements of Income.

(2) Reported in interest on payable loans line item in the Consolidated Statements of Income.

The components of accumulated other comprehensive income are as follows:

	December 31, 2022			December 31, 2021
	Before Tax Amount	Deferred (tax) benefit	Net-of-tax Amount	Before Tax Amount	Deferred (tax) benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities	$(28,611)	$7,390	$(21,221)	$(3,467)	$982	$(2,485)
Interest Rate swaps designated as cash flow hedges	(14)	4	(10)	2,988	(836)	2,152
Defined benefit retirement plans	600	(168)	432	(1,218)	341	(877)
Total accumulated other comprehensive income	$(28,025)	$7,226	$(20,799)	$(1,697)	$487	$(1,210)

20.
EARNINGS PER SHARE

The following represents a reconciliation between basic and diluted earnings per share:

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$52,909	$54,024	$31,959
Less dividends and undistributed earnings allocated to participating securities	(257)	(250)	(47)
Net income applicable to common shareholders	$52,652	$53,774	$31,912

Denominator:
Weighted average common shares outstanding	7,163	6,926	6,289
Earnings per common share - basic	$7.35	$7.76	$5.07

Earnings per common share - diluted:
Numerator:
Net income	$52,909	$54,024	$31,959
Less dividends and undistributed earnings allocated to participating securities	(257)	(250)	(47)
Net income applicable to common shareholders	$52,652	$53,774	$31,912

Denominator:
Weighted average common shares outstanding	7,163	6,926	6,289
Dilutive effect of common stock equivalents	51	65	55
Weighted average diluted common shares outstanding	7,214	6,991	6,344
Earnings per common share - diluted	$7.30	$7.69	$5.03

21.
DERIVATIVES and Hedging Activities

The Company utilizes interest rate swaps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its clients. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets.

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s existing credit derivatives result from participations loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities

Cash Flow Hedges of Interest Rate Risk

The Company uses interest floors to manage its exposure to interest rate movements. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium.

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate floors as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2022, such derivatives were used to hedge the variable cash flows associated with variable-rate assets.

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

During fiscal year 2023, the Company estimates that $539,000 will be reclassified out of AOCI into earnings, as a decrease to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain clients. For the Company’s clients, these are interest rate swaps and risk participation agreements.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	December 31, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$250,000	Other Assets	$1,966	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,966			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$499,619	Other Assets	$50,784	$499,619	Other Liabilities	$50,784
Risk participation agreements-out to counterparties	46,604	Other Assets	23	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	71,046	Other Liabilities	43
Total derivatives not designated as hedging instruments			$50,807			$50,827

	December 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$150,000	Other Assets	$3,513	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$3,513			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$522,581	Other Assets	$23,431	$522,581	Other Liabilities	$23,431
Risk participation agreements-out to counterparties	47,988	Other Assets	107	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	109,510	Other Liabilities	293
Total derivatives not designated as hedging instruments			$23,538			$23,724

The following tables present the effect of cash flow hedge accounting on AOCI as of the periods presented:

	Twelve Months Ended December 31, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,170)	$607	$(1,563)	Interest Income	$832	$1,026	$(194)

	Twelve Months Ended December 31, 2021
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(1,329)	$370	$(959)	Interest Income	$2,587	$2,782	$(195)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income
		For the Year Ended December 31,
		2022	2021	2020
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(166)	$(124)	$155

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2022 and 2021:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$52,773	$—	$52,773	$48	$(52,130)	$595

Offsetting of Derivative Liabilities
Derivative Liabilities	$50,827	$—	$50,827	$48	$—	$50,875

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2021
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$27,051	$—	$27,051	$6,365	$—	$20,686

Offsetting of Derivative Liabilities
Derivative Liabilities	$23,724	$—	$23,724	$6,365	$14,011	$3,348

At December 31, 2022, there were no derivatives in a net liability position related to these financial instruments. At December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $14.0 million. At December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $13.3 million against these agreements. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $14.0 million.
22.
FAIR VALUE MEASUREMENTS

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$30,719	$30,719	$180,153	$180,153
Securities available for sale	153,416	153,416	197,803	197,803
Securities held to maturity	1,051,997	885,586	977,061	971,092
Loans, net	4,025,082	3,783,051	3,284,610	3,230,339
Loans held for sale	—	—	1,490	1,528
FHLB of Boston stock	6,264	6,264	4,816	4,816
Accrued interest receivable	14,118	14,118	9,162	9,162
Mortgage servicing rights	1,665	2,336	1,083	1,518
Interest rate contracts	1,966	1,966	3,513	3,513
Loan level interest rate swaps	50,784	50,784	23,431	23,431
Risk participation agreements out to counterparties	23	23	107	107

Financial liabilities
Deposits	4,815,376	4,810,695	4,331,152	4,330,991
Borrowings	105,212	105,202	16,510	16,523
Loan level interest rate swaps	50,784	50,784	23,431	23,431
Risk participation agreements in with counterparties	43	43	293	293

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

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,733	$—	$19,733
Mortgage-backed securities	—	132,683	—	132,683
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with clients	—	50,784	—	50,784
Risk participation agreements-out to counterparties	—	23	—	23
Interest rate contracts	—	1,966	—	1,966
Other liabilities
Interest rate swaps with counterparties	—	50,784	—	18,161
Risk participation agreements-in with counterparties	—	43	—	43

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$23,011	$—	$23,011
Mortgage-backed securities	—	173,028	—	173,028
Corporate debt securities	—	1,764	—	1,764
Other assets
Interest rate swaps with clients	—	23,431	—	23,431
Risk participation agreements-out to counterparties	—	107	—	107
Interest rate contracts	—	3,513	—	3,513
Other liabilities
Interest rate swaps with counterparties	—	23,431	—	23,431
Risk participation agreements-in with counterparties	—	293	—	293

The following table presents the carrying value of assets held at December 31, 2022 and 2021, which were measured at fair value on a non-recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$103	$103
Total	$—	$—	$103	$103

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Loans held for sale	$1,490	$—	$—	$1,490
Individually evaluated collateral dependent loans	—	—	130	130
Total	$1,490	$—	$130	$1,620

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

There were no transfers between fair value levels for the years ended December 31, 2022 and 2021.

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

23. Condensed Financial Statements of Parent Company

The condensed balance sheets of Cambridge Bancorp, the Parent Company, as of December 31, 2022 and December 31, 2021 and the condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2022 are presented below. The statements of changes in shareholders’ equity are identical to the consolidated statements of changes in shareholders’ equity and are therefore not presented here.

Condensed Balance Sheet

	December 31,
	2022	2021
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$15,747	$10,303
Goodwill	33	33
Other assets	318	289
Investment in subsidiary	501,454	427,212
Total assets	$517,552	$437,837
SHAREHOLDERS’ EQUITY
Shareholders’ equity	$517,552	$437,837
Total shareholders’ equity	$517,552	$437,837

Condensed Statements of Income

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Income
Dividends from subsidiary	$24,734	$25,995	$21,639
Total income	24,734	25,995	21,639
Expenses
Interest expense	—	—	444
Other expenses	148	150	110
Total expenses	148	150	554
Income before income taxes and equity in undistributed income of subsidiary	24,586	25,845	21,085
Income tax benefit	(40)	(42)	(153)
Income of parent company	24,626	25,887	21,238
Equity in undistributed income of subsidiary	28,283	28,137	10,721
Net income	$52,909	$54,024	$31,959

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,909	$54,024	$31,959
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(40)	(42)	(153)
Change in other assets, net	12	—	3,032
Change in other liabilities, net	—	13	444
Undistributed income of subsidiary	(28,283)	(28,137)	(10,721)
Net cash provided by operating activities	24,598	25,858	24,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in business combinations	—	—	(534)
Net cash used in investing activities	—	—	(534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	580	519	452
Repurchase of common stock	(1,320)	(1,440)	(556)
Redemption of subordinate debt	—	—	(10,600)
Cash dividends paid on common stock	(18,414)	(16,554)	(13,083)
Net cash provided by/(used in) financing activities	(19,154)	(17,475)	(23,787)
Net increase (decrease) in cash	5,444	8,383	240
Cash at beginning of year	10,303	1,920	1,680
Cash at end of year	$15,747	$10,303	$1,920
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Significant non-cash transactions
Common Stock issued to shareholders due to merger	$62,850	$—	$87,163

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cambridge Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As described in Notes 2 and 7 to the financial statements, the Company has recorded an allowance for credit losses for its loan portfolio in the amount of $37.8 million as of December 31, 2022, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined this amount, and corresponding provision for credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

March 16,2023

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cambridge Bancorp:

Opinion on the Internal Control Over Financial Reporting

We have audited Cambridge Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the December 31, 2022 consolidated financial statements of the Company and our report dated March 16, 2023 expressed an unqualified opinion.

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

March 16, 2023

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2022 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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

Changes in Internal Controls over Financial Reporting

The Company completed the Northmark Merger during the fourth quarter of 2022 and implemented certain controls and procedures in connection with the merger including financial reviews, policies and procedures, disclosure controls and procedures, and organization integration. We believe these controls and procedures mitigate the risk of weaknesses in internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in 2022.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on management’s assessment, the Company believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework issued by COSO in 2013.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the captions “Proposal 1: Election of Directors,” “Committees of the Board of Directors – Audit Committee,” “Information about the Company’s Executive Officers Who are not Directors,” and “Code of Ethics” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the captions “Transactions with Related Persons” and “Board of Directors Independence” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Wolf & Company, P.C., Boston, Massachusetts, (PCAOB ID No.: 392).

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

2.1

Agreement and Plan of Merger, dated December 5, 2018, by and between Cambridge Bancorp, Cambridge Trust Company and Optima Bank & Trust Company (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on December 6, 2018)

2.2

Agreement and Plan of Merger, dated December 5, 2019, by and between Cambridge Bancorp, Cambridge Trust Company, Wellesley Bancorp, Inc., and Wellesley Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on December 5, 2019)

2.3

Agreement and Plan of Merger, dated May 23, 2022, by and among Cambridge Bancorp, Cambridge Trust Company and Northmark Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on May 23, 2022)

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

4.2

Description of Cambridge Bancorp Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the SEC on March 14, 2022)

10.1**

Cambridge Bancorp 2017 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 2 to the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.2**

Cambridge Bancorp Director Stock Plan, amended as of April 25, 2011 (incorporated by reference to Exhibit 10.3 of Amendment No. 2 of the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.4**

The Executive Nonqualified Excess Plan of Cambridge Trust Company (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.5**

Cambridge Trust Company Amended and Restated Supplemental Executive Retirement Agreement for Denis K. Sheahan, dated July 7, 2017 (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.6**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Martin B. Millane, Jr., dated January 1, 2016 (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.7**

Change in Control Agreement with Denis K. Sheahan, dated December 21, 2015 (incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Registration Statement File No. 1-38184 on Form 10 filed with the SEC on October 4, 2017)

10.8**	Change in Control Agreement with Mr. Michael Carotenuto, dated April 26, 2019 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on April 29, 2019)

10.9**	Change in Control Agreement with Mr. Martin Millane, dated April 26, 2019 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on April 29, 2019)

10.10**	Change in Control Agreement with Ms. Jennifer Pline, dated April 26, 2019 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the SEC on April 29, 2019)

10.11**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Jennifer A. Pline, dated January 30, 2017 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 18, 2019)

10.12**

Cambridge Trust Company Supplemental Executive Retirement Agreement for Michael F. Carotenuto, dated February 7, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 9, 2022)

10.13#	Transition Agreement and General Release with Thomas J. Fontaine, dated December 9, 2022

10.14#	Transition Agreement and General Release with Jennifer A. Pline, dated December 30, 2022

10.15#	Nonqualified Deferred Compensation Plan Adoption Agreement

10.16#	Nonqualified Deferred Compensation Plan Basic Plan Document

21#	Subsidiaries of the Registrant

23.1#	Consent of Wolf & Company P.C. dated March 16, 2023

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive data File because XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

# Filed herewith.

** Management Compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

March 16, 2023	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer

March 16, 2023
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Denis K. Sheahan	Chairman, President & Chief Executive Officer	March 16, 2023
Denis K. Sheahan	(Principal Executive Officer)

/s/ Michael F. Carotenuto	Executive Vice President, Chief Financial Officer	March 16, 2023
Michael F. Carotenuto	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeanette G. Clough	Director	March 16, 2023
Jeanette G. Clough

/s/ Christine Fuchs	Director	March 16, 2023
Christine Fuchs

/s/ Simon R. Gerlin	Director	March 16, 2023
Simon R. Gerlin

/s/ Pamela A. Hamlin	Director	March 16, 2023
Pamela A. Hamlin

/s/ Kathryn M. Hinderhofer	Director	March 16, 2023
Kathryn M. Hinderhofer

/s/ Hambleton Lord	Director	March 16, 2023
Hambleton Lord

/s/ Thalia M. Meehan	Director	March 16, 2023
Thalia M. Meehan

/s/ Daniel R. Morrison	Director	March 16, 2023
Daniel R. Morrison

/s/ Leon A. Palandjian	Director	March 16, 2023
Leon A. Palandjian

/s/ Laila S. Partridge	Director	March 16, 2023
Laila S. Partridge

/s/ Jody A. Rose	Director	March 16, 2023
Jody A. Rose

/s/ Cathleen A. Schmidt	Director	March 16, 2023
Cathleen A. Schmidt

/s/ R. Gregg Stone	Director	March 16, 2023
R. Gregg Stone

/s/ Jane C. Walsh	Director	March 16, 2023
Jane C. Walsh

/s/ Andargachew S. Zelleke	Director	March 16, 2023
Andargachew S. Zelleke