Form 10-Q
period 2023-03-31
CAMBRIDGE BANCORP
filed 2023-05-04
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023 the registrant had 7,833,997 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(dollars in thousands, except share information)
Assets
Cash and cash equivalents	$70,766	$30,719
Investment securities
Available for sale, at fair value (amortized cost $178,186 and $182,027, respectively)	152,183	153,416
Held to maturity, at amortized cost (fair value $879,323 and $885,586, respectively)	1,030,858	1,051,997
Total investment securities	1,183,041	1,205,413
Loans
Residential mortgage	1,631,751	1,648,838
Commercial mortgage	1,906,018	1,914,423
Home equity	101,715	111,351
Commercial and industrial	343,686	350,650
Consumer	34,912	37,594
Total loans	4,018,082	4,062,856
Less: allowance for credit losses on loans	(38,005)	(37,774)
Net loans	3,980,077	4,025,082
Federal Home Loan Bank of Boston Stock, at cost	12,172	6,264
Bank owned life insurance	34,674	34,484
Banking premises and equipment, net	22,941	23,297
Right-of-use asset operating leases	23,855	25,098
Deferred income taxes, net	14,598	17,990
Accrued interest receivable	14,129	14,118
Goodwill	64,539	64,539
Merger-related intangibles, net	7,219	7,443
Other assets	100,573	105,290
Total assets	$5,528,584	$5,559,737
Liabilities
Deposits
Demand	$1,166,643	$1,366,395
Interest-bearing checking	1,071,165	908,961
Money market	998,465	1,162,773
Savings	668,385	790,628
Certificates of deposit	752,118	586,619
Total deposits	4,656,776	4,815,376
Borrowings	240,997	105,212
Operating lease liabilities	26,082	27,413
Other liabilities	78,780	94,184
Total liabilities	5,002,635	5,042,185
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,833,997 shares and 7,796,440 shares, respectively	7,834	7,796
Additional paid-in capital	292,250	293,186
Retained earnings	244,561	237,369
Accumulated other comprehensive loss	(18,696)	(20,799)
Total shareholders’ equity	525,949	517,552
Total liabilities and shareholders’ equity	$5,528,584	$5,559,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$45,333	$28,404
Interest on tax-exempt loans	376	350
Interest on taxable investment securities	5,050	4,411
Interest on tax-exempt investment securities	585	654
Dividends on FHLB of Boston stock	72	25
Interest on overnight investments	326	54
Total interest and dividend income	51,742	33,898
Interest expense
Interest on deposits	15,944	1,896
Interest on borrowed funds	1,550	133
Total interest expense	17,494	2,029
Net interest and dividend income	34,248	31,869
Provision for (Release of) credit losses	60	(412)
Net interest and dividend income after provision for (release of) credit losses	34,188	32,281
Noninterest income
Wealth management revenue	7,937	8,574
Deposit account fees	869	506
ATM/Debit card income	511	379
Bank owned life insurance income	187	187
Gain on loans sold, net	13	94
Loan related derivative income	234	296
Other income	964	1,318
Total noninterest income	10,715	11,354
Noninterest expense
Salaries and employee benefits	18,488	17,391
Occupancy and equipment	3,747	3,542
Data processing	2,641	2,645
Professional services	1,123	1,064
Marketing	426	224
FDIC insurance	379	455
Non-operating expenses	424	—
Other expenses	1,100	554
Total noninterest expense	28,328	25,875
Income before income taxes	16,575	17,760
Income tax expense	4,159	4,444
Net income	$12,416	$13,316
Share data:
Weighted average shares outstanding, basic	7,792,474	6,948,040
Weighted average shares outstanding, diluted	7,826,162	7,010,983
Basic earnings per share	$1.59	$1.91
Diluted earnings per share	$1.58	$1.89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Net income	$12,416	$13,316
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	1,942	(8,227)
Total unrealized losses on available for sale securities	1,942	(8,227)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	57	(1,226)
Less: reclassification adjustment for gains (losses) realized in net income	104	(441)
Total unrealized losses on interest rate swaps	161	(1,667)
Other comprehensive income (loss)	2,103	(9,894)
Comprehensive income	$14,519	$3,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	13,316	—	13,316
Other comprehensive income	—	—	—	(9,894)	(9,894)
Share based compensation and other share-based activity	33	(667)	—	—	(634)
Dividends declared ($0.64 per share)	—	—	(4,460)	—	(4,460)
Balance at March 31, 2022	$7,001	$228,538	$211,730	$(11,104)	$436,165

Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552
Net income	—	—	12,416	—	12,416
Other comprehensive loss	—	—	—	2,103	2,103
Share based compensation and other share-based activity	38	(936)	—	—	(898)
Dividends declared ($0.67 per share)	—	—	(5,224)	—	(5,224)
Balance at March 31, 2023	$7,834	$292,250	$244,561	$(18,696)	$525,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,416	$13,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Release of) credit losses	60	(412)
Amortization (accretion) of deferred charges and fees, net	667	733
Depreciation (accretion), and amortization, net	238	52
Bank owned life insurance income	(187)	(187)
Share-based compensation and other share-based activity	(898)	(634)
Change in accrued interest receivable	(11)	(556)
Deferred income tax expense	2,659	2,960
Change in loans held for sale	—	572
Change in other assets, net	5,440	(2,180)
Change in other liabilities, net	(15,830)	(11,055)
Net cash provided by operating activities	4,554	2,609
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(144,601)	(274,217)
Proceeds from principal payments of loans	189,792	199,307
Purchase of loans	—	(22,497)
Proceeds from calls/maturities of securities available for sale	3,779	8,624
Purchase of securities available for sale	—	(10,169)
Proceeds from calls/maturities of securities held to maturity	20,856	37,173
Purchase of securities held to maturity	—	(176,574)
(Purchase) redemption of FHLB of Boston stock	(5,908)	—
Purchase of banking premises and equipment	(337)	(460)
Net cash used in investing activities	63,581	(238,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(324,099)	170,890
Change in certificates of deposit	165,450	(28,278)
Change in short term borrowings	135,785	(353)
Cash dividends paid on common stock	(5,224)	(4,460)
Net cash provided by financing activities	(28,088)	137,799
Net change in cash and cash equivalents	40,047	(98,405)
Cash and cash equivalents at beginning of period	30,719	180,153
Cash and cash equivalents at end of period	$70,766	$81,748
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,935	$2,033
Income taxes	2,430	7,790

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2023 and December 31, 2022, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023.

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

3. Subsequent Events

Management has reviewed events occurring through May 4, 2023, the date the unaudited consolidated financial statements were available to be issued and determined that no other subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

4. Recently Issued Accounting Guidance

Accounting Pronouncements Recently Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, the amendments in this ASU require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted the new standards on January 1, 2023 and the adoption did not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments in this ASU also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. These amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the new standards on January 1, 2023 and provided the additional disclosures required for the Company's fair value hedging relationships.

5. Cash and cash equivalents

At March 31, 2023 and December 31, 2022, cash and cash equivalents totaled $70.8 million and $30.7 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at March 31, 2023, or at December 31, 2022, respectively. See Note 16- Derivative and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,997	$—	$(2,959)	$20,038	$22,997	$—	$(3,264)	$19,733
Mortgage-backed securities	154,190	5	(23,050)	131,145	158,034	3	(25,354)	132,683
Corporate debt securities	999	1	—	1,000	996	4	—	1,000
Total available for sale securities	$178,186	$6	$(26,009)	$152,183	$182,027	$7	$(28,618)	$153,416

Held to maturity securities
U.S. Treasury Notes	$3,988	$8	$(9)	$3,987	$3,970	$—	$(18)	$3,952
Mortgage-backed securities	932,451	2	(143,633)	788,820	951,372	4	(157,208)	794,168
Corporate debt securities	250	—	(6)	244	250	—	(6)	244
Municipal securities	94,169	127	(8,024)	86,272	96,405	88	(9,271)	87,222
Total held to maturity securities	$1,030,858	$137	$(151,672)	$879,323	$1,051,997	$92	$(166,503)	$885,586
Total	$1,209,044	$143	$(177,681)	$1,031,506	$1,234,024	$99	$(195,121)	$1,039,002

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2023 or at December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$20,039	$(2,959)	$20,039	$(2,959)
Mortgage-backed securities	1,807	(27)	129,065	(23,023)	130,872	(23,050)
Total available for sale securities	$1,807	$(27)	$149,104	$(25,982)	$150,911	$(26,009)

Held to maturity securities
U.S. Treasury Notes	$3,028	$(9)	$—	$—	$3,028	$(9)
Mortgage-backed securities	57,244	(2,723)	730,986	(140,910)	788,230	(143,633)
Corporate debt securities	244	(6)	—	—	244	(6)
Municipal securities	18,680	(128)	38,239	(7,896)	56,919	(8,024)
Total held to maturity securities	$79,196	$(2,866)	$769,225	$(148,806)	$848,421	$(151,672)
Total	$81,003	$(2,893)	$918,329	$(174,788)	$999,332	$(177,681)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$10,722	$(2,278)	$9,012	$(986)	$19,734	$(3,264)
Mortgage-backed securities	41,832	(3,097)	90,545	(22,257)	132,377	(25,354)
Total available for sale securities	$52,554	$(5,375)	$99,557	$(23,243)	$152,111	$(28,618)

Held to maturity securities
U.S. Treasury Notes	$3,952	$(18)	$—	$—	$3,952	$(18)
Mortgage-backed securities	230,708	(22,362)	562,835	(134,846)	793,543	(157,208)
Corporate debt securities	243	(6)	—	—	243	(6)
Municipal securities	51,969	(4,388)	13,714	(4,883)	65,683	(9,271)
Total held to maturity securities	$286,872	$(26,774)	$576,549	$(139,729)	$863,421	$(166,503)
Total	$339,426	$(32,149)	$676,106	$(162,972)	$1,015,532	$(195,121)

As of March 31, 2023, 408 debt securities had gross unrealized losses, with an aggregate depreciation of 15.1% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $1.8 million, or 20.4% of its amortized cost. The largest unrealized loss percentage of any single security was 32.8% of its amortized cost, or $771,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of March 31, 2023.

U.S. Government obligations with an amortized cost of $9.1 million and a fair value of $8.1 million were pledged as collateral for repurchase agreements at March 31, 2023. U.S. Government obligations with an amortized cost of $9.1 million and a fair value of $8.0 million were pledged as collateral for repurchase agreements at December 31, 2022.

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

	March 31, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,997	$9,179	$5,000	$4,447	$8,000	$6,412	$22,997	$20,038
Mortgage-backed securities	—	—	13,535	12,773	37,614	31,790	103,041	86,582	154,190	131,145
Corporate debt securities	999	1,000	—	—	—	—	—	—	999	1,000
Total available for sale securities	$999	$1,000	$23,532	$21,952	$42,614	$36,237	$111,041	$92,994	$178,186	$152,183

Held to maturity securities
U.S. Treasury Notes	$991	$988	$2,997	$2,999	$—	$—	$—	$—	$3,988	$3,987
Mortgage-backed securities	—	—	24,918	23,644	51,677	44,611	855,856	720,565	932,451	788,820
Corporate debt securities	—	—	250	244	—	—	—	—	250	244
Municipal securities	6,088	6,096	19,850	19,840	26,888	26,603	41,343	33,733	94,169	86,272
Total held to maturity securities	$7,079	$7,084	$48,015	$46,727	$78,565	$71,214	$897,199	$754,298	$1,030,858	$879,323
Total	$8,078	$8,084	$71,547	$68,679	$121,179	$107,451	$1,008,240	$847,292	$1,209,044	$1,031,506

There were no sales of investment securities during the three months ended March 31, 2023 or March 31, 2022.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. Credit ratings are opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and are generally considered to be of low risk. At March 31, 2023 and December 31, 2022 respectively, the Company’s debt securities portfolio did not contain any securities below investment grade, as reported by major credit rating agencies. At March 31, 2023 and December 31, 2022, respectively, none of the Company's investment securities were delinquent or in non-accrual status.

The following tables summarize the credit rating of the Company’s debt securities portfolio at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$131,145	$—	$—	$20,038	$—	$151,183
BBB/BB/B	—	1,000	—	—	—	1,000
Total available for sale securities	$131,145	$1,000	$—	$20,038	$—	$152,183
Held to maturity securities, at amortized cost
AAA/AA/A	$932,451	$250	$94,169	$—	$3,988	$1,030,858
Total held to maturity securities	$932,451	$250	$94,169	$—	$3,988	$1,030,858

	December 31, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$132,683	$—	$—	$19,733	$—	$152,416
BBB/BB/B	—	1,000	—	—	—	1,000
Total available for sale securities	$132,683	$1,000	$—	$19,733	$—	$153,416
Held to maturity securities, at amortized cost
AAA/AA/A	$951,372	$250	$96,405	$—	$3,970	$1,051,997
Total held to maturity securities	$951,372	$250	$96,405	$—	$3,970	$1,051,997

(1)
Includes agency mortgage-backed pass-through securities and collateralized mortgage obligations issued by U.S. Government Sponsored Enterprises (“GSEs”) and U.S. government agencies, such as FNMA, FHLMC, and GNMA that are not rated by Moody’s or Standard & Poor's. Each security contains a guarantee by the issuing U.S. GSE or agency and therefore carries an implicit guarantee of the U.S. government. These have been categorized as AAA/AA/A.

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$898,022	$902,968
Mortgages - adjustable rate	694,771	703,958
Construction	32,349	35,299
Deferred costs, net of unearned fees	6,609	6,613
Total residential mortgages	1,631,751	1,648,838

Commercial mortgage
Mortgages - non-owner occupied	1,618,068	1,592,732
Mortgages - owner occupied	182,274	183,591
Construction	103,546	135,782
Deferred costs, net of unearned fees	2,130	2,318
Total commercial mortgages	1,906,018	1,914,423

Home equity
Home equity - lines of credit	99,254	108,961
Home equity - term loans	2,189	2,098
Deferred costs, net of unearned fees	272	292
Total home equity	101,715	111,351

Commercial and industrial
Commercial and industrial	342,331	349,026
Paycheck Protection Program loans	936	1,384
Unearned fees, net of deferred costs	419	240
Total commercial and industrial	343,686	350,650

Consumer
Secured	33,332	35,679
Unsecured	1,553	1,897
Deferred costs, net of unearned fees	27	18
Total consumer	34,912	37,594
Total loans	$4,018,082	$4,062,856

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$6,444	$305	$391	$122	$7,262
Total	$6,444	$305	$391	$122	$7,262

	December 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,733	$311	$722	$73	$5,839
Troubled debt restructurings	622			81	$703
Total	$5,355	$311	$722	$154	$6,542

Loan Modifications and Restructurings

The Company adopted ASU 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a discounted cash flow model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.

At March 31, 2023, the Company had no loan modifications or restructurings due to borrower financial difficulty.

Foreclosure proceedings

As of March 31, 2023 there were two loans in process of foreclosure with a carrying value of approximately $831,000. Both of these loans are secured by one to four family residential property. As of December 31, 2022 there were no loans in process of foreclosure.

Loans by Credit Quality Indicator

With respect to residential mortgages, home equity, and consumer loans, the Company utilizes the following categories as indicators of credit quality:

•
Performing – These loans are accruing and are considered having low to moderate risk.
•
Non-performing – These loans are on non-accrual, are more than 90 days past due but are still accruing, or are restructured. These loans may contain greater than average risk.

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
•
Loans rated 10 (Loss) – These loans are considered uncollectible and continuance as a bankable asset is not warranted.

The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of March 31, 2023

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$9,324	$320,381	$500,035	$271,806	$106,535	$417,226	$—	$1,625,307
Non-performing	—	—	203	1,280	4,961	—	—	6,444
Total	$9,324	$320,381	$500,238	$273,086	$111,496	$417,226	$—	$1,631,751
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Current	$1,211	$1,281	$—	$453	$1,662	$24,120	$72,597	$101,324
Non-performing	—	—	—	—	49	342	—	391
Total	$1,211	$1,281	$—	$453	$1,711	$24,462	$72,597	$101,715
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Current	$2,538	$12,367	$6,815	$2,904	$336	$9,396	$556	$34,912
Non-performing	—	—	—	—	—	—	—	—
Total	$2,538	$12,367	$6,815	$2,904	$336	$9,396	$556	$34,912
Current-period gross writeoffs	$—	$—	$—	$—	$—	$3	$—	$3

	Credit Quality Indicator - by Origination Year as of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$13,330	$423,525	$339,029	$218,625	$251,236	$583,054	$—	$1,828,799
7 (Special Mention)	1,854	—	—	2,522	45,091	27,446	—	76,913
8 (Substandard)	—	—	—	—	—	306	—	306
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$15,184	$423,525	$339,029	$221,147	$296,327	$610,806	$—	$1,906,018
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$15,426	$128,416	$54,174	$65,575	$25,706	$50,450	$498	$340,245
7 (Special Mention)	30	—	180	115	212	126	10	673
8 (Substandard)	—	—	—	607	2,006	155	—	2,768
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$15,456	$128,416	$54,354	$66,297	$27,924	$50,731	$508	$343,686
Current-period gross writeoffs	$—	$—	$—	$—	$—	$11	$—	$11

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$314,599	$511,217	$276,698	$113,251	$77,620	$350,098	$—	$1,643,483
Non-performing	—	—	206	315	684	4,150	—	5,355
Total	$314,599	$511,217	$276,904	$113,566	$78,304	$354,248	$—	$1,648,838

Home equity:
Current	$3,611	$—	$—	$58	$360	$481	$106,119	$110,629
Non-performing	—	—	—	—	—	—	722	722
Total	$3,611	$—	$—	$58	$360	$481	$106,841	$111,351

Consumer:
Current	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594
Non-performing	—	—	—	—	—	—	—	—
Total	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$411,927	$330,593	$222,073	$260,588	$125,398	$489,564	$—	$1,840,143
7 (Special Mention)	—	—	4,562	41,578	21,697	6,132	—	73,969
8 (Substandard)	—	—	—	—	—	311	—	311
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$411,927	$330,593	$226,635	$302,166	$147,095	$496,007	$—	$1,914,423
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$128,301	$67,727	$62,025	$28,557	$18,794	$36,836	$475	$342,715
7 (Special Mention)	—	4,211	130	161	407	121	10	5,040
8 (Substandard)	—	—	628	2,102	81	84	—	2,895
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$128,301	$71,938	$62,783	$30,820	$19,282	$37,041	$485	$350,650

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2023
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$7,188	$1,210	$2,493	$10,891	$1,620,860	$1,631,751
Commercial mortgage	5,790	—	—	5,790	1,900,228	1,906,018
Home equity	641	212	127	980	100,735	101,715
Commercial and industrial	624	24	—	648	343,038	343,686
Consumer	82	4	—	86	34,826	34,912
Total	$14,325	$1,450	$2,620	$18,395	$3,999,687	$4,018,082

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$11,359	$1,454	$1,809	$14,622	$1,634,216	$1,648,838
Commercial mortgage	—	—	—	—	1,914,423	1,914,423
Home equity	962	393	214	1,569	109,782	111,351
Commercial and industrial	65	269	—	334	350,316	350,650
Consumer	81	—	—	81	37,513	37,594
Total	$12,467	$2,116	$2,023	$16,606	$4,046,250	$4,062,856

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2023 and December 31, 2022.

Allowance for Credit Losses

The following tables present changes in the allowance for credit losses disaggregated by loan category:

	Three Months Ended March 31, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2022	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Charge-offs	—	—	—	(11)	(3)	—	(14)
Recoveries	—	—	—	10	10	—	20
Provision for (release of) credit losses - loan portfolio	(157)	510	(45)	—	(83)	—	225
Allowance for credit losses - loan portfolio at March 31, 2023	$13,164	$19,596	$528	$4,152	$565	$—	$38,005
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$2,096	$2,096
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	(165)	(165)
Allowance for credit losses- unfunded commitments at March 31, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Total allowance for credit loss	$13,164	$19,596	$528	$4,152	$565	$1,931	$39,936

	Three Months Ended March 31, 2022
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Charge-offs	—	—	—	—	(25)	—	(25)
Recoveries	—	—	—	36	2	—	38
Provision for (release of) credit losses - loan portfolio	(190)	5	(29)	(128)	(57)	—	(399)
Allowance for credit losses - loan portfolio at March 31, 2022	$13,193	$17,138	$377	$2,897	$505	$—	$34,110
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Release of credit losses - unfunded commitments	—	—	—	—	—	(13)	(13)
Allowance for credit losses- unfunded commitments at March 31, 2022	—	—	—	—	—	1,371	1,371
Total allowance for credit loss	$13,193	$17,138	$377	$2,897	$505	$1,371	$35,481

8. Income Taxes

The Company’s effective tax rate was 25.1% for the three months ended March 31, 2023, as compared to 25.0% for the three months ended March 31, 2022, respectively.

Net deferred tax assets totaled $14.6 million and $18.0 million at March 31, 2023 and December 31, 2022, respectively. The Company did not record a valuation allowance for deferred tax assets at March 31, 2023 or December 31, 2022.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Current income tax expense
Federal	$1,034	$1,095
State	466	389
Total current income tax expense	1,500	1,484

Deferred income tax expense (benefit)
Federal	1,875	2,025
State	784	935
Total deferred income tax expense (benefit)	2,659	2,960
Total income tax expense	$4,159	$4,444

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$68	$101	$4	$8
Interest cost	452	310	100	59	5	5
Expected return on assets	(801)	(936)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	—	—	(6)	—
Net periodic benefit cost (credit)	$(349)	$(626)	$168	$160	$3	$13

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three months ended March 31, 2023, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2023.

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

Total expenses related to the PSP and ESOP for the three months ended March 31, 2023 and March 31, 2022 were $891,000 and $1.3 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the DC SERP for the three months ended March 31, 2023, and March 31, 2022, were $41,000 and $68,000, respectively.

10. share based compensation

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2023, the Company issued the following RSAs and RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs vest either over a three-year or five-year period. RSUs vest over a three-year period. The fair value of RSAs and RSUs are based upon the closing price of the Company’s common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of RSUs do not participate in the rewards of stock ownership of the Company until vested.

Three Months Ended March 31, 2023
	Weighted Average
Shares Granted	Fair Value Per Share at Grant Date	Type of Award
13,165	$84.03	RSAs
522	$84.03	RSUs

Performance-Based Restricted Stock Units (“PRSUs”)

During the three months ended March 31, 2023, the Company granted 2,754 PRSUs from the 2017 Plan, as shown in the table below. PRSUs are subject to a three-year performance period and are earned based on two factors: (i) operating return on assets and (ii) operating diluted earnings per share growth as compared to the Company’s established peer indices as defined in the Company’s 2022 Proxy Statement filed with the SEC on March 16, 2023.

Three Months Ended March 31, 2023
	Weighted Average
Shares Granted	Fair Value Per Share at Grant Date	Type of Award
2,754	$84.03	PRSUs

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Share based compensation expense	$567	$648
Related tax benefits	$158	$181

Share-based activity in the statement of changes in shareholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

11. Financial Instruments with Off-Balance-Sheet Risk

To meet the financing needs of its clients, the Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments are primarily comprised of commitments to extend credit, commitments to sell residential real estate mortgage loans, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$1,056,291	$1,073,567
Origination of new loans	17,536	25,411
Standby letters of credit	23,703	24,234
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	—	250

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Operating lease cost	$1,737	$1,744
Variable lease cost (cost excluded from lease payments)	7	1
Sublease income	(128)	(16)
Total operating lease cost	$1,616	$1,729
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,843	$1,833
Operating Lease - operating cash flows (liability reduction)	1,653	1,606
Weighted average lease term - operating leases	5.33 Years	5.96 Years
Weighted average discount rate - operating leases	3.03%	2.95%

The total minimum lease payments due in future periods for lease agreements in effect at March 31, 2023 were as follows:

Future Minimum
March 31, 2023	Lease Payments
(dollars in thousands)
Remainder of 2023	$7,057
2024	5,909
2025	5,153
2026	3,425
2027	2,202
Thereafter	5,397
Total minimum lease payments	$29,143
Less: interest	(3,061)
Total lease liability	$26,082

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.9 million for the three months ended March 31, 2023 and $1.8 million for the three months ended March 31, 2022.

13. Shareholders’ Equity

As of March 31, 2023 and December 31, 2022, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2023
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$512,823	13.9%	$388,786	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	472,886	12.8%	314,782	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	472,886	12.8%	259,191	7.0%	N/A	N/A
Tier 1 capital (to average assets)	472,886	8.6%	219,963	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$491,778	13.3%	$388,752	10.5%	$370,240	10.0%
Tier 1 capital (to risk-weighted assets)	451,841	12.2%	314,704	8.5%	296,192	8.0%
Common equity tier I capital (to risk-weighted assets)	451,841	12.2%	259,168	7.0%	240,656	6.5%
Tier 1 capital (to average assets)	451,841	8.2%	219,951	4.0%	274,938	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$506,239	13.5%	$393,285	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	466,369	12.5%	318,373	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	466,369	12.5%	262,190	7.0%	N/A	N/A
Tier 1 capital (to average assets)	466,369	8.5%	219,309	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$490,175	13.1%	$393,246	10.5%	$374,520	10.0%
Tier 1 capital (to risk-weighted assets)	450,305	12.0%	318,342	8.5%	299,616	8.0%
Common equity tier I capital (to risk-weighted assets)	450,305	12.0%	262,164	7.0%	243,438	6.5%
Tier 1 capital (to average assets)	450,305	8.2%	219,296	4.0%	274,120	5.0%

14. Other Comprehensive INcome (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”) (“AOCL”) during the periods, by component, net of tax:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding losses	$2,608	$(666)	$1,942	$(11,016)	$2,789	$(8,227)
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	78	(21)	57	(1,700)	474	(1,226)
Reclassification adjustment for (losses) income recognized in net income	144	(40)	104	(614)	173	(441)
Total other comprehensive income (loss)	$2,830	$(727)	$2,103	$(13,330)	$3,436	$(9,894)

Reclassifications out of AOCI and AOCL that have an impact on net income are presented below.

Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	March 31, 2023	March 31, 2022	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(144)	$614	Interest on taxable loans
Tax benefit (expense)	40	(173)	Income tax expense
Net of tax	$(104)	$441	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$12,416	$13,316
Less dividends and undistributed earnings allocated to participating securities	(26)	(59)
Net income applicable to common shareholders	$12,390	$13,257
Denominator:
Weighted average common shares outstanding	7,792	6,948
Earnings per common share - basic	$1.59	$1.91
Earnings per common share - diluted:
Numerator:
Net income	$12,416	$13,316
Less dividends and undistributed earnings allocated to participating securities	(26)	(59)
Net income applicable to common shareholders	$12,390	$13,257
Denominator:
Weighted average common shares outstanding	7,792	6,948
Dilutive effect of common stock equivalents	34	63
Weighted average diluted common shares outstanding	7,826	7,011
Earnings per common share - diluted	$1.58	$1.89

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCI and AOCL and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in AOCI and AOCL related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets.

During the next twelve months, the Company estimates that $492,000 will be reclassified out of AOCI and AOCL into earnings, as a decrease to interest income.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company's interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of March 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	2023	2022	2023	2022
	(dollars in thousands)
Fixed Rate Assets	$250,535	$—	$535	$—
Total	$250,535	$—	$535	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $707.8 million; the cumulative basis adjustments associated with these hedging relationships was $535,000; and the notional amount of the designated hedged items were $250.0 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At March 31, 2023, the Company’s fair value hedges had a remaining maturity of 1.87 years, and an average fixed rate of 4.08%.

Derivatives not designated as hedging instruments

Derivatives not designated as hedges result from a service the Company provides to certain clients. For the Company’s clients, these are interest rate swaps and risk participation agreements.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	March 31, 2023
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$2,045	$—	Other Liabilities	$—
Interest rate contracts-fair value hedging relationships	—	Other Assets	—	250,000	Other Liabilities	541
Total derivatives designated as hedging instruments			$2,045			$541
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$501,314	Other Assets	$40,079	$501,314	Other Liabilities	$40,079
Risk participation agreements-out to counterparties	46,206	Other Assets	27	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	93,390	Other Liabilities	65
Total derivatives not designated as hedging instruments			$40,106			$40,144

	December 31, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$1,966	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,966			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$499,619	Other Assets	$50,784	$499,619	Other Liabilities	$50,784
Risk participation agreements-out to counterparties	46,604	Other Assets	23	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	71,046	Other Liabilities	43
Total derivatives not designated as hedging instruments			$50,807			$50,827

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Three Months Ended March 31, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$78	$—	$78	Interest Income	$(144)	$(96)	$(48)

	Three Months Ended March 31, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,314)	$(2,528)	$214	Interest Income	$614	$662	$(48)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
		March 31, 2023	March 31, 2022
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(22)	$(74)

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at March 31, 2023 and December 31, 2022:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2023
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$42,151	$—	$42,151	$977	$(40,636)	$538

Offsetting of Derivative Liabilities
Derivative Liabilities	$40,685	$—	$40,685	$977	$—	$39,708

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$52,773	$—	$52,773	$48	$(52,130)	$595

Offsetting of Derivative Liabilities
Derivative Liabilities	$50,827	$—	$50,827	$48	$—	$50,875

At March 31, 2023 and December 31, 2022, respectively, there were no derivatives in a net liability position related to these agreements.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$70,766	$70,766	$30,719	$30,719
Securities available for sale	152,183	152,183	153,416	153,416
Securities held to maturity	1,030,858	879,323	1,051,997	885,586
Loans, net	3,980,077	3,671,706	4,025,082	3,783,051
FHLB of Boston stock	12,172	12,172	6,264	6,264
Accrued interest receivable	14,129	14,129	14,118	11,155
Mortgage servicing rights	1,603	2,486	1,665	2,336
Interest rate contracts - cash flow hedge	2,045	2,045	1,966	1,966
Loan level interest rate swaps	40,079	40,079	50,784	50,784
Risk participation agreements out to counterparties	27	27	23	23

Financial liabilities
Deposits, excluding wholesale deposits	4,133,600	4,130,130	4,433,817	4,429,190
Wholesale deposits	523,176	522,551	381,559	381,505
Borrowings	240,997	240,987	105,212	105,202
Loan level interest rate swaps	40,079	40,079	50,784	50,784
Risk participation agreements in with counterparties	65	65	43	43
Interest rate contracts - fair value hedge	541	541	—	—

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$20,038	$—	$20,038
Mortgage-backed securities	—	131,145	—	131,145
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with clients	—	40,079	—	40,079
Risk participation agreements -out to counterparties	—	27	—	27
Interest rate contracts - cash flow hedge	—	2,045	—	2,045
Other liabilities
Interest rate swaps with counterparties	—	40,079	—	40,079
Risk participation agreements-in with counterparties	—	65	—	65
Interest rate contracts - fair value hedge	—	541	—	541

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,733	$—	$19,733
Mortgage-backed securities	—	132,683	—	132,683
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with clients	—	50,784	—	50,784
Risk participation agreements-out to counterparties	—	23	—	23
Interest rate contracts	—	1,966	—	1,966
Other liabilities
Interest rate swaps with counterparties	—	50,784	—	50,784
Risk participation agreements-in with counterparties	—	43	—	43

The following tables present the carrying value of assets held at March 31, 2023 and December 31, 2022, which were measured at fair value on a non-recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$88	$88
Total	$—	$—	$88	$88

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	—	—	103	103
Total	$—	$—	$103	$103

Individually evaluated collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

There were no transfers between levels for the three months ended March 31, 2023 or March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023.

Forward-Looking Statements

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements about the Company and its industry involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company’s future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “project,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•
national, regional, and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge-offs of loans, higher provisions for credit losses and/or reduced demand for the Company’s services;
•
disruptions to the credit and financial markets, either nationally or globally;
•
the impact of the COVID-19 pandemic and actions taken in response to the COVID-19 pandemic on consumer confidence and on global and regional economies and economic activity;
•
a prolonged resurgence in the severity of the COVID-19 pandemic due to variants and mutations of the virus;
•
weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and profits on sales of mortgage loans;
•
legislative, regulatory, or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may adversely affect the Company's business and/or competitive position, impose additional costs on the Company or cause the Company to change its business practices;
•
the Dodd-Frank Act’s consumer protection regulations which could adversely affect the Company’s business, financial condition, or results of operations;
•
disruptions in the Company’s ability to access capital markets which may adversely affect its capital resources and liquidity;
•
effects of changes in amounts of deposits in the Company's funding costs and net interest margin;
•
changes in non-performing assets;
•
future provisions for credit losses;
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
•
inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Company's merger (the “Northmark Merger”) with Northmark Bank (“Northmark”).

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

OVERVIEW

The Company is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of March 31, 2023, the Company had total assets of approximately $5.5 billion. The Bank operates 22 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, the Company focuses on four core services that center around client needs. The Company’s core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s clients consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of March 31, 2023, the Company had Assets under Management and Administration of approximately $4.3 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company’s wealth management clients value personal service and depend on the commitment and expertise of the Company’s experienced banking, investment, and fiduciary professionals.

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

See “Management’s Discussion and Analysis—Critical Accounting Estimates” in the Company's 2022 Annual Report, for a detailed discussion of the Company’s critical accounting estimates.

Recent Accounting Developments

See Note 4 - Recently Issued and Adopted Accounting Guidance to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Results of Operations

Results of Operations for the three months ended March 31, 2023 and March 31, 2022

General. Net income decreased by $900,000, or 6.8%, to $12.4 million for the quarter ended March 31, 2023, as compared to net income of $13.3 million for the quarter ended March 31, 2022. The decrease was primarily due to higher noninterest expense of $2.5 million and lower noninterest income of $639,000, partially offset by higher net interest and dividend income before the provision for (release of) credit losses of $2.4 million and lower income tax expense of $285,000. Diluted earnings per share were $1.58 for the quarter ended March 31, 2023, as compared to a diluted earnings per share of $1.89 for the quarter ended March 31, 2022.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses for the quarter ended March 31, 2023 increased by $2.4 million, or 7.5%, to $34.2 million, as compared to $31.9 million for the quarter ended March 31, 2022, primarily due to higher asset yields and an increase in average interest earning assets (both organic and as a result of the Northmark Bank merger), partially offset by a combination of higher costs of interest bearing liabilities and higher average balances.

•
Interest on loans increased by $17.0 million, or 59.0%, for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily due to higher yields and higher average loan balances.
•
Interest on investment securities increased by $570,000, or 11.3%, for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily due to higher yields.
•
Interest on deposits increased by $14.0 million, or 740.9%, for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily due to higher costs of deposits and higher average balances.
•
Interest on borrowed funds increased by $1.4 million, or 1065.4%, for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, primarily due to higher cost of borrowings combined with higher average borrowings.

Total average interest-earning assets increased by $558.4 million, or 11.7%, to $5.31 billion during the quarter ended March 31, 2023, from $4.75 billion for the quarter ended March 31, 2022, primarily due to growth in both the loan and investment securities portfolios (both organic and as a result of the Northmark Bank merger). The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 11 basis points to 2.63% for the quarter ended March 31, 2023, as compared to 2.74% for the quarter ended March 31, 2022, primarily due to higher cost of deposits and higher borrowing expenses.

Interest and Dividend Income. Total interest and dividend income increased by $17.8 million, or 52.6%, to $51.7 million for the quarter ended March 31, 2023, as compared to $33.9 million for the quarter ended March 31, 2022, primarily due to higher asset yields combined with growth in both the loan and investment securities portfolios (both organic and as a result of the Northmark Bank merger).

Interest Expense. Interest expense increased by $15.5 million, or 762.2%, to $17.5 million for the quarter ended March 31, 2023, as compared to $2.0 million for the quarter ended March 31, 2022, primarily driven by a combination of higher costs of deposits, higher borrowing expenses, and higher average balances.

Average interest-bearing liabilities increased by $575.8 million. or 19.0%, to $3.61 billion during the quarter ended March 31, 2023, from $3.04 billion for the quarter ended March 31, 2022. The increase in interest-bearing liabilities was primarily driven by an increase in average certificates of deposit balances of $548.5 million and an increase in average checking account balances of $115.3 million, partially offset by a decrease in the average savings account balances of $151.9 million and a decrease in average money market accounts of $57.2 million. The average cost of deposits increased to 1.36% for the quarter ended March 31, 2023, from 0.17% for the quarter ended March 31, 2022. Total average borrowings increased by $121.1 million to $137.5 million during the quarter ended March 31, 2023 from $16.4 million for the quarter ended March 31, 2022.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $60,000 for the quarter ended March 31, 2023, as compared to a release of provision for credit losses of $412,000 for the quarter ended March 31, 2022. The Company recorded net loan recoveries of $6,000 and $13,000 for the quarters ended March 31, 2023 and March 31, 2022, respectively.

Noninterest Income. Total noninterest income decreased by $639,000, or 5.6%, to $10.7 million for the quarter ended March 31, 2023, as compared to $11.4 million for the quarter ended March 31, 2022, primarily as a result of lower wealth management revenue and other income, partially offset by higher deposit account fees. Noninterest income was 23.8% of total revenues for the quarter ended March 31, 2023.

•
Wealth management revenue decreased by $637,000, or 7.4%, to $7.9 million for the quarter ended March 31, 2023, as compared to $8.6 million for the quarter ended March 31, 2022. Wealth Management Assets under Management and Administration were $4.27 billion as of March 31, 2023, a decrease of $392.0 million, or 8.4%, from $4.66 billion at March 31, 2022, primarily due to declines in the equity and bond markets and net outflows.
•
Other income decreased by $354,000, or 26.9%, to $964,000 for the quarter ended March 31, 2023, as compared to $1.3 million for the quarter ended March 31, 2022, primarily due to reduced equity warrant revenue associated with Innovation Banking loans in addition to lower gains recognized on community development fund investment.
•
Deposit account fees increased by $363,000, or 71.7%, to $869,000 for the quarter ended March 31, 2023, as compared to $506,000 for the quarter ended March 31, 2022, primarily due to fee revenue from commercial deposit sweep products resulting from higher interest rates.

The categories of Wealth management revenues are shown in the following table:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$7,759	$8,488
Financial planning fees and other service fees	178	86
Total wealth management revenues	$7,937	$8,574

The following table presents the changes in Wealth Management Assets under Management:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,875,747	$4,656,183
Gross client asset inflows	141,996	279,097
Gross client asset outflows	(135,584)	(261,211)
Net market impact	123,646	(209,557)
Balance at the end of the period	$4,005,805	$4,464,512
Weighted average management fee	0.80%	0.78%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended March 31, 2023 and March 31, 2022.

Noninterest Expense. Total noninterest expense increased by $2.5 million, or 9.5%, to $28.3 million for the quarter ended March 31, 2023, as compared to $25.9 million for the quarter ended March 31, 2022, primarily driven by increases in salaries and employee benefits expense, other expenses, non-operating expense, occupancy and equipment, and marketing.

•
Salaries and employee benefits expense increased by $1.1 million, or 6.3%, primarily due to staffing additions to support business initiatives, staff additions associated with the Northmark merger, normal merit increases, and increases in employee benefit costs.
•
Other expenses increased by $546,000, or 98.6%, primarily due to a combination of change in net retirement benefit costs recorded in other expense combined with amortization of core deposit intangibles.
•
Non-operating expenses increased by $424,000, primarily due to Northmark merger related expenses incurred during the first quarter of 2023, while no such expenses were incurred during the quarter ended March 31, 2022.
•
Occupancy and equipment expense increased by $205,000, or 5.8%, primarily as a result of additional branches and office space arising from the Northmark merger.
•
Marketing expense increased by $202,000, or 90.2%, primarily due to timing of marketing spend.

Income Tax Expense. The Company recorded a provision for income taxes of $4.2 million for the quarter ended March 31, 2023, as compared to $4.4 million for the quarter ended March 31, 2022. The Company’s effective tax rate was 25.1% for the quarter ended March 31, 2023, as compared to 25.0% for the quarter ended March 31, 2022.

changes in Financial Condition

Total Assets. Total assets decreased by $31.2 million, or 0.6%, from $5.56 billion at December 31, 2022, to $5.53 billion at March 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents increased by $40.0 million, or 130.4%, from $30.7 million at December 31, 2022 to $70.8 million at March 31, 2023.

Investment Securities. The Company’s total investment securities portfolio decreased by $22.4 million, or 1.9%, from $1.21 billion at December 31, 2022 to $1.18 billion at March 31, 2023.

Loans. Total loans decreased by $44.8 million, or 1.1%, from $4.06 billion at December 31, 2022 to $4.02 billion at March 31, 2023.

•
Residential real estate loans decreased by $17.1 million, or 1.04%, from $1.65 billion at December 31, 2022 to $1.63 billion at March 31, 2023.
•
Commercial real estate loans decreased by $8.4 million, or 0.44%, from $1.91 billion at December 31, 2022 to $1.91 billion at March 31, 2023.
•
Commercial and industrial loans decreased by $7.0 million, or 1.99%, from $350.7 million at December 31, 2022 to $343.7 million at March 31, 2023.

Bank-Owned Life Insurance (BOLI). The Company invests in BOLI to help offset the costs of its employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At March 31, 2023, the Company’s investment in BOLI was $34.7 million, representing an increase of $190,000 from $34.5 million at December 31, 2022, primarily due to the increases in the cash surrender value of the policies during the first quarter of 2023.

Deposits. Total deposits decreased by $158.6 million, or 3.3%, to $4.66 billion at March 31, 2023 from $4.82 billion at December 31, 2022. Excluding wholesale deposits, total deposits decreased by $300.2 million, or 6.8% at March 31, 2023 from December 31, 2022.

•
The majority of the decrease in non-wholesale deposits in the first quarter occurred in the first two months through February, totaling $218.9 million, or 4.9%, as clients moved funds to take advantage of higher yields following recent rate increases. The month of March saw net non-wholesale deposit outflows of $81.1 million, or 1.9%, due to the banking industry challenges. Almost half of this amount ($38.0 million) moved to the Bank’s Wealth Management division.
•
Certificates of deposit totaled $752.1 million at March 31, 2023, an increase of $165.5 million from $586.6 million at December 31, 2022, primarily due to increases in wholesale certificates of deposit. Total wholesale certificates of deposit, which are included within certificates of deposit, were $523.2 million and $381.6 million at March 31, 2023 and December 31, 2022, respectively.
•
The cost of total deposits for the quarter ended March 31, 2023, was 1.36%, as compared to 0.17% for the quarter ended March 31, 2022, representing an increase of 119 basis points. The cost of total deposits excluding wholesale certificates of deposit was 1.01% for the quarter ended March 31, 2023 and 0.17% for the quarter ended March 31, 2022, representing an increase of 84 basis points. At March 31, 2023, the spot cost of non-wholesale deposits was 1.28%.

•
The estimated level of uninsured deposits was 33.1% of total deposits at March 31, 2023, as compared to 51.8% of total deposits at December 31, 2022.

Borrowings. At March 31, 2023 and December 31, 2022, borrowings consisted of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”) and reverse repurchase agreements. Total borrowings increased by $135.8 million, or 129.1%, to $241.0 million at March 31, 2023, from $105.2 million at December 31, 2022, due to fluctuations in liquidity.

Shareholders’ Equity. Total shareholders’ equity increased by $8.4 million, or 1.6%, to $525.9 million at March 31, 2023, from $517.6 million at December 31, 2022. The Company’s equity increased primarily due to net income of $12.4 million, partially offset by dividend payments of $5.2 million.

The Company’s common equity to assets ratio increased to 9.51% at March 31, 2023, from 9.31% at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets increased to 8.32% at March 31, 2023, from 8.12% at December 31, 2022.

Book value per share increased to $67.14 at March 31, 2023, from $66.38 at December 31, 2022. Tangible book value per share increased to $57.98 at March 31, 2023, as compared to $57.15 at December 31, 2022.

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

		Three Months Ended
Operating Net Income / Operating Diluted Earnings Per Share		March 31,	December 31,	March 31,
		2023	2022	2022
		(dollars in thousands, except share data)

Net Income (a GAAP measure)		$12,416	$11,319	$13,316
Add: Merger expenses		424	1,545	—
Add: Provision for credit losses for acquired loans		—	2,239	—
Add: Contractual termination expenses		—	1,118	—
Less: Tax effect of non-operating expenses (1)	`	(118)	(1,176)	—
Operating Net Income (a non-GAAP measure)		$12,722	$15,045	$13,316
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)		(26)	(65)	(59)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)		$12,696	$14,980	$13,257
Weighted Average Diluted Shares		7,826,162	7,819,574	7,010,983
Operating Diluted Earnings Per Share (a non-GAAP measure)		$1.62	$1.92	$1.89

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$525,949	$517,552	$436,165
Less: Goodwill and acquisition related intangibles (GAAP)	(71,758)	(71,982)	(54,438)
Tangible Common Equity (a non-GAAP measure)	$454,191	$445,570	$381,727
Total assets (GAAP)	$5,528,584	$5,559,737	$5,018,379
Less: Goodwill and acquisition related intangibles (GAAP)	(71,758)	(71,982)	(54,438)
Tangible assets (a non-GAAP measure)	$5,456,826	$5,487,755	$4,963,941
Tangible Common Equity Ratio (a non-GAAP measure)	8.32%	8.12%	7.69%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$454,191	$445,570	$381,727
Common shares outstanding	7,833,997	7,796,440	7,000,995
Tangible Book Value Per Share (a non-GAAP measure)	$57.98	$57.15	$54.52

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

The fair value of securities available for sale totaled $152.2 million and included gross unrealized gains of $6,000 and gross unrealized losses of $26.0 million at March 31, 2023. At December 31, 2022, the fair value of securities available for sale totaled $153.4 million and included gross unrealized gains of $7,000 and gross unrealized losses of $28.6 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2023 are carried at their amortized cost of $1.03 billion. At December 31, 2022, the amortized cost of securities held to maturity totaled $1.05 billion.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,038	13%	$19,733	13%
Mortgage-backed securities	131,145	86%	132,683	86%
Corporate debt securities	1,000	1%	1,000	1%
Total securities available for sale	$152,183	100%	$153,416	100%
Held to maturity securities
U.S. Treasury Notes	$3,988	—%	$3,970	—%
Mortgage-backed securities	932,451	91%	951,372	89%
Corporate debt securities	250	—%	250	—%
Municipal securities	94,169	9%	96,405	11%
Total securities held to maturity	$1,030,858	100%	$1,051,997	100%
Total	$1,183,041		$1,205,413

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,997	0.5%	$5,000	2.3%	$8,000	2.6%	$22,997	1.6%
Mortgage-backed securities	—	—	13,535	1.9%	37,614	1.5%	103,041	1.7%	154,190	1.6%
Corporate debt securities	999	7.3%	—	—	—	—	—	—	999	7.3%
Total available for sale securities	$999	7.3%	$23,532	1.3%	$42,614	1.6%	$111,041	1.7%	$178,186	1.7%

Held to maturity securities
U.S. treasury Notes	$991	4.3%	$2,997	4.2%	$—	0.0%	$—	0.0%	$3,988	4.2%
Mortgage-backed securities	—	—	24,918	2.5%	51,677	1.7%	855,856	1.9%	932,451	1.9%
Corporate debt securities	—	—	250	2.0%	—	—	—	—	250	2.0%
Municipal securities	6,088	3.9%	19,850	3.6%	26,888	3.3%	41,343	2.7%	94,169	3.1%
Total held to maturity securities	$7,079	3.9%	$48,015	3.0%	$78,565	2.3%	$897,199	1.9%	$1,030,858	2.0%
Total	$8,078	4.3%	$71,547	2.5%	$121,179	2.0%	$1,008,240	1.9%	$1,209,044	1.9%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of March 31, 2023 or December 31, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, C&I loans, CRE loans, construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy, with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is generally dependent on energy output and is generated from the contracted sale of energy credits or wholesale energy sales as well as state mandated incentive programs. For Paycheck Protection Program (“PPP”) loans, the Small Business Administration (“SBA”) generally guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2023		December 31, 2022
	2023	% of Total	2022	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$898,022	22%	$902,968	22%
Mortgages - adjustable rate	694,771	17%	703,958	17%
Construction	32,349	1%	35,299	1%
Deferred costs, net of unearned fees	6,609	0%	6,613	0%
Total residential mortgages	1,631,751	40%	1,648,838	40%
Commercial mortgage
Mortgages - non-owner occupied	1,618,068	40%	1,592,732	39%
Mortgages - owner occupied	182,274	5%	183,591	5%
Construction	103,546	3%	135,782	3%
Deferred costs, net of unearned fees	2,130	0%	2,318	0%
Total commercial mortgages	1,906,018	48%	1,914,423	47%
Home equity
Home equity - lines of credit	99,254	2%	108,961	3%
Home equity - term loans	2,189	0%	2,098	0%
Deferred costs, net of unearned fees	272	0%	292	0%
Total home equity	101,715	2%	111,351	3%
Commercial and industrial
Commercial and industrial	342,331	9%	349,026	9%
PPP loans	936	0%	1,384	0%
Unearned fees, net of deferred costs	419	0%	240	0%
Total commercial and industrial	343,686	9%	350,650	9%
Consumer
Secured	33,332	1%	35,679	1%
Unsecured	1,553	0%	1,897	0%
Deferred costs, net of unearned fees	27	0%	18	0%
Total consumer	34,912	1%	37,594	1%
Total loans	$4,018,082	100%	$4,062,856	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.63 billion at March 31, 2023, a decrease of $17.1 million, or 1.0%, from $1.65 billion at December 31, 2022, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 40% of total loans at both March 31, 2023 and December 31, 2022, respectively.

The average loan balance outstanding in the residential portfolio was $515,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of March 31, 2023. At March 31, 2023, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines and refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $726,200 in 2023 from $647,200 in 2022, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet its Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank's CRA Assessment Area.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2023 or March 31, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $188.7 million at March 31, 2023 and $191.9 million at December 31, 2022.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Originations for retention in portfolio	$26,017	$108,313
Originations for sale to the secondary market	420	3,635
Total	$26,437	$111,948

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Loans sold with servicing rights retained	$420	$4,214
Loans sold with servicing rights released	—	—
Total	$420	$4,214

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $964,000 and $1.7 million at March 31, 2023 and December 31, 2022, respectively.

Commercial Mortgage (“CRE”). CRE loans were $1.91 billion as of March 31, 2023, a decrease of $8.4 million, or 0.4%, from $1.91 billion at December 31, 2022. The CRE loan portfolio represented 48% and 47% of total loans at March 31, 2023 and December 31, 2022, respectively. The average loan balance outstanding in this portfolio was $1.7 million, and the largest individual CRE loan outstanding was $28.9 million as of March 31, 2023. At March 31, 2023, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $101.7 million and $111.4 million at March 31, 2023 and December 31, 2022, respectively. The home equity portfolio represented 2% and 3% of total loans at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the largest home equity line of credit was $3.5 million and had an outstanding balance of $2.9 million. At March 31, 2023, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $343.7 million and $350.7 million at March 31, 2023 and December 31, 2022, respectively. The C&I portfolio represented 9% of total loans at both March 31, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $554,000, and the largest individual C&I loan outstanding was $18.9 million as of March 31, 2023. At March 31, 2023, this loan was performing in accordance with its original terms.

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

At March 31, 2023, commercial solar loans totaled $123.6 million and the average loan balance outstanding in this portfolio was $2.0 million. The largest individual loan outstanding was $7.4 million and was performing in accordance with its original terms at March 31, 2023.

Consumer Loans. The consumer loan portfolio totaled $34.9 million at March 31, 2023 and $37.6 million at December 31, 2022. Consumer loans represented 1% of the total loan portfolio at both March 31, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $11,000 and the largest individual consumer loan outstanding was $2.0 million as of March 31, 2023. At March 31, 2023, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company’s portfolio based on their loan type and contractual terms to maturity at March 31, 2023. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2023
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$7,498	$9,613	$133,211	$1,481,429	$1,631,751
Commercial mortgage	4,830	545,365	1,264,279	91,544	1,906,018
Home equity	408	7,632	77,165	16,510	101,715
Commercial and industrial	14,826	96,458	208,284	24,118	343,686
Consumer	34,181	287	444	—	34,912
Total	$61,743	$659,355	$1,683,383	$1,613,601	$4,018,082

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at March 31, 2023. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2023
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$845,780	$785,971	$—	$1,631,751
Commercial mortgage	864,979	448,880	592,159	1,906,018
Home equity	2,711	—	99,004	101,715
Commercial and industrial	51,557	21,969	270,160	343,686
Consumer	913	—	33,999	34,912
Total	$1,765,940	$1,256,820	$995,322	$4,018,082

Non-performing Loans, modifications, and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	March 31,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans	$7,262	$5,839
Troubled debt restructurings	—	703
Total non-performing loans	$7,262	$6,542
Non-performing loans as a percentage of gross loans	0.18%	0.16%
Non-performing loans as a percentage of total assets	0.13%	0.12%

Total non-performing loans increased by $720,000, or 11.0%, at March 31, 2023, as compared to December 31, 2022, primarily due to an increase in residential loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2023 and December 31, 2022, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review was performed in each of the past five years.

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

Modifications and Restructurings. The Company adopted ASU 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modification a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

Modified loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on non-accrual status at the time of the modification generally remain on non-accrual status for approximately six months or longer before management considers such loans for return to accruing status. Accruing modified loans are placed into non-accrual status if and when the borrower fails to comply with the modification terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

At March 31, 2023, the Company had no loan modifications or restructurings due to borrower financial difficulty.

Allowance for Credit Losses

The following table summarizes the changes in the Company’s allowance for credit losses on loans for the periods indicated:

	At and For the Three Months Ended	At and For the Year Ended
	March 31,	December 31,
	2023	2022
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$4,018,082	$4,062,856
Average loans outstanding (net of unearned fees and deferred costs)	$4,037,408	$3,600,815
Loans on non-accrual	$7,262	$5,839
Allowance for credit losses at end of period	$38,005	$37,774
Net (charge-offs) recoveries to average loans outstanding - Total	0.00%	0.00%
Non-accrual loans to loans outstanding at period end	0.18%	0.14%
Ratio of allowance for credit losses on loans to loans on non-accrual	523.35%	646.93%
Ratio of allowance for credit losses to loans outstanding	0.95%	0.93%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	March 31, 2023			December 31, 2022
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$13,164	35%	40%	$13,321	35%	40%
Commercial mortgages	19,596	51	48	19,086	50	47
Home equity	528	2	2	573	2	3
Commercial and industrial	4,152	11	9	4,153	11	9
Consumer	565	2	1	641	2	1
Total Allowance	$38,005	100%	100%	$37,774	100%	100%

Sources of Funds

General. Deposits traditionally have been the Company's primary source of funds for its investment and lending activities. The Company also borrows from the FHLB of Boston or the Federal Reserve Bank of Boston (“FRB of Boston”) and utilizes repurchase agreements and wholesale deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage its cost of funds. The Company’s additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

Deposits. The Company accepts deposits primarily from clients in the communities in which its branches and offices are located, as well as from small- and medium-sized businesses and other clients throughout its lending area. The Company relies on its competitive pricing and products, convenient locations, and client service to attract and retain deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and the Company's deposit growth goals. The Company may also access the wholesale deposit market for funding.

The following table sets forth the Company’s deposits for the periods indicated:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,166,643	25.1%	$1,366,395	28.4%
Interest-bearing checking	1,071,165	23.0	908,961	18.9
Money market	998,465	21.4	1,162,773	24.1
Savings	668,385	14.4	790,628	16.4
Retail certificates of deposit under $250,000	138,476	3.0	117,532	2.5
Retail certificates of deposit of $250,000 or greater	90,466	1.9	87,528	1.8
Wholesale certificates of deposit	523,176	11.2	381,559	7.9
Total	$4,656,776	100.00%	$4,815,376	100.00%

At March 31, 2023, the Company had a total of $228.9 million in certificates of deposit, excluding wholesale deposits, of which $155.7 million had remaining maturities of one year or less. As of March 31, 2023 and December 31, 2022, the Company had a total of $523.2 million and $381.6 million of wholesale deposits, respectively.

Borrowings. Total borrowings were $241.0 million at March 31, 2023, an increase of $135.8 million, as compared to $105.2 million at December 31, 2022. The Company’s borrowings consisted of advances from the FHLB of Boston and repurchase agreements. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at March 31, 2023 was approximately $751.0 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston and a $10 million line of credit with a correspondent bank.

In March 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (“BTFP”). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

The Company had no borrowings outstanding with the FRB of Boston at March 31, 2023. The Company’s borrowing capacity at the FRB of Boston at March 31, 2023 was approximately $1.89 billion, inclusive of approximately $159.5 million in estimated borrowing capacity through the FRB Term Funding program if the Company were to pledge assets under the BTFP.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,986,380	$45,333	4.61%	$3,943,279	$43,270	4.35%	$3,314,082	$28,404	3.48%
Tax-exempt	51,028	476	3.78	49,777	476	3.79	46,702	443	3.85
Securities available for sale (3)
Taxable	180,510	713	1.60	185,452	681	1.46	203,193	650	1.30
Securities held to maturity
Taxable	948,233	4,337	1.85	968,319	4,373	1.79	937,047	3,761	1.63
Tax-exempt	95,212	740	3.15	96,859	753	3.08	104,837	828	3.20
Cash and cash equivalents	50,831	326	2.60	39,519	125	1.25	147,977	54	0.15
Total interest-earning assets (4)	5,312,194	51,925	3.96%	5,283,205	49,678	3.73%	4,753,838	34,140	2.91%
Non-interest-earning assets	268,670			278,799			238,864
Allowance for credit losses	(37,784)			(36,603)			(34,780)
Total assets	$5,543,080			$5,525,401			$4,957,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$880,040	$2,025	0.93%	$802,687	$1,051	0.52%	$764,706	$44	0.02%
Savings accounts	771,219	1,357	0.71	878,786	811	0.37	923,168	177	0.08
Money market accounts	1,129,934	6,462	2.32	1,089,768	2,895	1.05	1,187,173	1,570	0.54
Certificates of deposit	692,644	6,100	3.57	527,770	3,255	2.45	144,114	105	0.30
Total interest-bearing deposits	3,473,837	15,944	1.86	3,299,011	8,012	0.96	3,019,161	1,896	0.25
Other borrowed funds	137,516	1,550	4.57	76,856	645	3.33	16,369	133	3.30
Total interest-bearing liabilities	3,611,353	17,494	1.96%	3,375,867	8,657	1.02%	3,035,530	2,029	0.27%
Non-interest-bearing liabilities
Demand deposits	1,290,924			1,514,810			1,388,409
Other liabilities	120,877			124,004			97,373
Total liabilities	5,023,154			5,014,681			4,521,312
Shareholders’ equity	519,926			510,720			436,610
Total liabilities & shareholders’ equity	$5,543,080			$5,525,401			$4,957,922
Net interest income on a fully taxable equivalent basis		34,431			41,021			32,111
Less taxable equivalent adjustment		(255)			(258)			(267)
Net interest income		$34,176			$40,763			$31,844
Net interest spread (5)			2.00%			2.71%			2.64%
Net interest margin (6)			2.63%			3.08%			2.74%

(1)
Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)
Non-accrual loans are included in average amounts outstanding.
(3)
Average balances of securities available for sale calculated utilizing amortized cost.
(4)
FHLB of Boston stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans outstanding during 2023 and 2022, and the weighted average cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans outstanding during 2023 and 2022.

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

	Three Months Ended March 31, 2023
	Compared with
	Three Months Ended March 31, 2022
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$6,483	$10,446	$16,929
Tax-exempt	40	(7)	33
Securities available for sale
Taxable	(78)	141	63
Securities held to maturity
Taxable	45	531	576
Tax-exempt	(75)	(13)	(88)
Cash and cash equivalents	(58)	330	272
Total interest income	$6,357	$11,428	$17,785
Interest expense
Deposits
Checking accounts	$8	$1,973	$1,981
Savings accounts	(34)	1,214	1,180
Money market accounts	(79)	4,971	4,892
Certificates of deposit	1,532	4,463	5,995
Total interest-bearing deposits	1,427	12,621	14,048
Other borrowed funds	1,347	70	1,417
Total interest expense	$2,774	$12,691	$15,465
Change in net interest income	$3,583	$(1,263)	$2,320

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the quarter ended March 31, 2023 was 2.58%, representing an 11 basis point decrease from the adjusted net interest margin of 2.69% for the quarter ended March 31, 2022.

	Three Months Ended
	March 31, 2023
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,312,194
Net interest income on a fully taxable equivalent basis (GAAP)		$34,431
Net interest margin on a fully taxable equivalent basis (GAAP)			2.63%
Less: Accretion of loan fair value adjustments (GAAP)		(643)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,312,194	$33,788	2.58%

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

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Responsibility for the management of the Company’s interest rate sensitivity position falls under the authority of the Company's Board of Directors (the “Board”) which, in turn, has assigned authority for its formulation, revision and administration to the Risk Committee of the Board who reviews, approves and reports on information provided by the Investment and Asset/Liability Committee (the “ALCO”). The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston, and certificates of deposit from institutional brokers.

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

As of March 31, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(6.1)	9.9
+200	(4.1)	9.7
+100	(2.0)	9.9
–100	2.2	9.1
–200	2.7	6.3

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of March 31, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(2.2)	8.1
–100	(0.5)	10.2
–200	(1.3)	8.9

These simulations assume that there is no growth in interest-earning assets or interest-bearing liabilities over the next 12 and 24 months. The changes to net interest income shown above are in compliance with the Company’s policy guidelines.

These estimates of changes in the Company’s net interest income require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, deposit cost, deposit repricing, deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Although the analysis provides an indication of the Company's interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates and will differ from actual results.

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

The Bank’s economic value of equity analysis as of March 31, 2023, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 20.3% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 6.7%. This shock scenario assumes an instantaneous increase in deposit and wholesale funding rates at March 31, 2023 levels with no benefit assumed of asset repricing into a higher rate environment. At the same date, the analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 9.5% increase in the economic value of equity, resulting in an economic value of equity ratio of 8.1%. This shock scenario assumes an instantaneous decrease in deposit and wholesale funding rates at March 31, 2023 levels, while assets are valued in a lower rate environment. The falling rate shocks for the economic value of equity analysis result in improved valuations as the cost to replace the Bank’s core deposits is reduced but is more than offset by the increased value of the bank’s assets.

The estimates of changes in the economic value of the Company's equity require us to make certain assumptions including loan- and mortgage-related investment prepayment speeds, reinvestment rates, deposit cost, deposit repricing, deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on the economic value of its equity. Although the economic value of equity analysis provides an indication of the Company's interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of the Company's equity and will differ from actual results.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, entering into repurchase agreements, and purchasing wholesale certificates of deposit as its secondary sources. At March 31, 2023, the Company had access to funds totaling $2.69 billion, inclusive of approximately $159.5 million estimated availability as part of the FRB's BTFP.

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

Capital Adequacy. Total shareholders’ equity was $525.9 million at March 31, 2023, as compared to $517.6 million at December 31, 2022. The Company’s equity increased primarily due to net income of $12.4 million, partially offset by dividend payments of $5.2 million. Based on past performance and current expectations, the Company believes that cash from operations, cash, cash equivalents, investments, and other sources of liquidity will satisfy its currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with its operations through the next 12 months and the reasonably foreseeable future.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2023, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders’ equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, please refer to the “Risk Factors” sections in the 2022 Annual Report, which is accessible on the SEC’s website at www.sec.gov.

Aside from the following risk factors, there have been no material changes to the risk factors previously disclosed in the 2022 Annual Report.

Risks Related to Our Business and Industry

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving First Republic Bank, Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of small and mid-size banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Risks Related to Legal, Governmental and Regulatory Changes

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. Due to the composition of the Bank’s deposits and percentage of uninsured deposits, the Bank could face increased scrutiny.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2023:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
January 1 to January 31, 2023	2,190	$83.21
February 1 to February 28, 2023	2,733	$84.03
March 1 to March 31, 2023	11,700	$74.54
Total	16,623
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 14, 2023, the Board authorized a share repurchase program (the “2023 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2022, with such purchases occurring prior to March 13, 2024, provided that the aggregate purchase price does not exceed $32.4 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2023 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2023 Repurchase Program replaces the 2022 Repurchase Program which expired on March 14, 2023. The Company did not repurchase any shares under its Repurchase Program during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

May 4, 2023	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

May 4, 2023
	By:	/s/ Michael F. Carotenuto
Michael F. Carotenuto
Chief Financial Officer, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)