Form 10-Q
period 2023-06-30
CAMBRIDGE BANCORP
filed 2023-08-03
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023 the registrant had 7,845,868 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(dollars in thousands, except share information)
Assets
Cash and cash equivalents	$33,398	$30,719
Investment securities
Available for sale, at fair value (amortized cost $172,568 and $182,027, respectively)	144,306	153,416
Held to maturity, at amortized cost (fair value $839,025 and $885,586, respectively)	1,007,471	1,051,997
Total investment securities	1,151,777	1,205,413

Loans
Residential mortgage	1,617,194	1,648,838
Commercial mortgage	1,916,159	1,914,423
Home equity	95,975	111,351
Commercial and industrial	367,403	350,650
Consumer	28,495	37,594
Total loans	4,025,226	4,062,856
Less: allowance for credit losses on loans	(38,073)	(37,774)
Net loans	3,987,153	4,025,082
Federal Home Loan Bank of Boston Stock, at cost	20,247	6,264
Bank owned life insurance	34,866	34,484
Banking premises and equipment, net	22,654	23,297
Right-of-use asset operating leases	23,111	25,098
Deferred income taxes, net	15,841	17,990
Accrued interest receivable	14,573	14,118
Goodwill	64,539	64,539
Merger-related intangibles, net	6,996	7,443
Other assets	114,467	105,290
Total assets	$5,489,622	$5,559,737
Liabilities
Deposits
Demand	$1,059,563	$1,366,395
Interest-bearing checking	1,171,164	908,961
Money market	981,304	1,162,773
Savings	593,210	790,628
Certificates of deposit	637,349	586,619
Total deposits	4,442,590	4,815,376
Borrowings	408,926	105,212
Operating lease liabilities	25,376	27,413
Other liabilities	85,726	94,184
Total liabilities	4,962,618	5,042,185
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,845,868 shares and 7,796,440 shares, respectively	7,846	7,796
Additional paid-in capital	293,500	293,186
Retained earnings	246,428	237,369
Accumulated other comprehensive loss	(20,770)	(20,799)
Total shareholders’ equity	527,004	517,552
Total liabilities and shareholders’ equity	$5,489,622	$5,559,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$47,731	$30,235	$93,064	$58,639
Interest on tax-exempt loans	382	354	758	704
Interest on taxable investment securities	4,957	4,989	10,007	9,400
Interest on tax-exempt investment securities	570	627	1,155	1,281
Dividends on FHLB of Boston stock	340	32	412	57
Interest on overnight investments	164	42	490	96
Total interest and dividend income	54,144	36,279	105,886	70,177
Interest expense
Interest on deposits	20,040	1,844	35,984	3,740
Interest on borrowed funds	4,343	254	5,893	387
Total interest expense	24,383	2,098	41,877	4,127
Net interest and dividend income	29,761	34,181	64,009	66,050
Provision for (Release of) credit losses	80	—	140	(412)
Net interest and dividend income after provision for (release of) credit losses	29,681	34,181	63,869	66,462
Noninterest income
Wealth management revenue	8,076	8,122	16,013	16,696
Deposit account fees	878	732	1,747	1,238
ATM/Debit card income	414	427	925	806
Bank owned life insurance income	192	1,343	379	1,530
Gain on loans sold, net	—	4	13	98
Loan related derivative income (loss)	(7)	45	227	341
Other income	476	476	1,440	1,794
Total noninterest income	10,029	11,149	20,744	22,503
Noninterest expense
Salaries and employee benefits	16,984	17,048	35,472	34,439
Occupancy and equipment	3,571	3,613	7,318	7,155
Data processing	2,602	2,601	5,243	5,246
Professional services	863	1,070	1,986	2,134
Marketing	658	218	1,084	442
FDIC insurance	768	472	1,147	927
Non-operating expenses	3,491	246	3,915	246
Other expenses	1,408	1,029	2,508	1,583
Total noninterest expense	30,345	26,297	58,673	52,172
Income before income taxes	9,365	19,033	25,940	36,793
Income tax expense	2,250	5,375	6,409	9,819
Net income	$7,115	$13,658	$19,531	$26,974
Share data:
Weighted average shares outstanding, basic	7,837,708	6,981,907	7,816,611	6,959,856
Weighted average shares outstanding, diluted	7,854,955	7,026,807	7,842,106	7,013,538
Basic earnings per share	$0.91	$1.95	$2.50	$3.86
Diluted earnings per share	$0.91	$1.94	$2.49	$3.83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Net income	$7,115	$13,658	$19,531	$26,974
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(1,666)	(4,137)	276	(12,364)
Total unrealized gains (losses) on available for sale securities	(1,666)	(4,137)	276	(12,364)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(512)	(257)	(455)	(1,483)
Less: reclassification adjustment for gains (losses) realized in net income	104	(283)	208	(724)
Total unrealized losses on interest rate swaps	(408)	(540)	(247)	(2,207)
Other comprehensive income (loss)	(2,074)	(4,677)	29	(14,571)
Comprehensive income	$5,041	$8,981	$19,560	$12,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at March 31, 2022	$7,001	$228,538	$211,730	$(11,104)	$436,165
Net income	—	—	13,658	—	13,658
Other comprehensive income (loss)	—	—	—	(4,677)	(4,677)
Share based compensation and other share-based activity	6	1,380	—	—	1,386
Dividends declared ($0.64 per share)	—	—	(4,481)	—	(4,481)
Balance at June 30, 2022	$7,007	$229,918	$220,907	$(15,781)	$442,051

Balance at March 31, 2023	$7,834	$292,250	$244,561	$(18,696)	$525,949
Net income	—	—	7,115	—	7,115
Other comprehensive income (loss)	—	—	—	(2,074)	(2,074)
Share based compensation and other share-based activity	12	1,250	—	—	1,262
Dividends declared ($0.67 per share)	—	—	(5,248)	—	(5,248)
Balance at June 30, 2023	$7,846	$293,500	$246,428	$(20,770)	$527,004

	Six Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	26,974	—	26,974
Other comprehensive income (loss)	—	—	—	(14,571)	(14,571)
Share based compensation and other share-based activity	39	713	—	—	752
Dividends declared ($1.28 per share)	—	—	(8,941)	—	(8,941)
Balance at June 30, 2022	$7,007	$229,918	$220,907	$(15,781)	$442,051

Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552
Net income	—	—	19,531	—	19,531
Other comprehensive income (loss)	—	—	—	29	29
Share based compensation and other share-based activity	50	314	—	—	364
Dividends declared ($1.34 per share)	—	—	(10,472)	—	(10,472)
Balance at June 30, 2023	$7,846	$293,500	$246,428	$(20,770)	$527,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,531	$26,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Release of) credit losses	140	(412)
Amortization (accretion) of deferred charges and fees, net	1,226	1,170
Depreciation (accretion), and amortization, net	639	268
Bank owned life insurance income	(379)	(1,530)
Share-based compensation and other share-based activity	365	752
Change in accrued interest receivable	(455)	(899)
Deferred income tax expense	2,166	2,872
Change in loans held for sale	—	1,490
Change in other assets, net	(9,191)	(26,817)
Change in other liabilities, net	(3,405)	(2,008)
Net cash provided by operating activities	10,637	1,860
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(313,132)	(624,799)
Proceeds from principal payments of loans	346,435	445,460
Purchase of loans	—	(23,655)
Proceeds from calls/maturities of securities available for sale	9,335	17,201
Purchase of securities available for sale	—	(10,170)
Proceeds from calls/maturities of securities held to maturity	43,970	75,089
Purchase of securities held to maturity	—	(205,063)
Death benefit on bank-owned life insurance	—	4,068
Redemption on bank-owned life insurance	—	10,811
(Purchase) redemption of FHLB of Boston stock	(13,983)	(5,702)
Purchase of banking premises and equipment	(911)	(647)
Net cash (provided by) used in investing activities	71,714	(317,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(423,516)	(30,766)
Change in certificates of deposit	50,602	(36,268)
Change in borrowings	303,714	236,392
Cash dividends paid on common stock	(10,472)	(8,941)
Net cash (used in) provided by financing activities	(79,672)	160,417
Net change in cash and cash equivalents	2,679	(155,130)
Cash and cash equivalents at beginning of period	30,719	180,153
Cash and cash equivalents at end of period	$33,398	$25,023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,587	$4,136
Income taxes	9,895	15,337

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of June 30, 2023 and December 31, 2022, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

3. Subsequent Events

Management has reviewed events occurring through August 3, 2023, the date the unaudited consolidated financial statements were available to be issued and determined that no other subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

4. Recently Issued Accounting Guidance

Accounting Pronouncements Recently Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. For public business entities, the amendments in this ASU require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted the new standard on January 1, 2023 and the adoption did not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments in this ASU also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. These amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2023 and provided the additional disclosures required for the Company's fair value hedging relationships.

5. Cash and cash equivalents

At June 30, 2023 and December 31, 2022, cash and cash equivalents totaled $33.4 million and $30.7 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at June 30, 2023, or at December 31, 2022, respectively. See Note 16 - Derivative and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,997	$—	$(3,041)	$19,956	$22,997	$—	$(3,264)	$19,733
Mortgage-backed securities	149,571	1	(25,222)	124,350	158,034	3	(25,354)	132,683
Corporate debt securities	—	—	—	—	996	4	—	1,000
Total available for sale securities	$172,568	$1	$(28,263)	$144,306	$182,027	$7	$(28,618)	$153,416

Held to maturity securities
U.S. Treasury Notes	$4,005	$—	$(42)	$3,963	$3,970	$—	$(18)	$3,952
Mortgage-backed securities	913,304	1	(160,034)	753,271	951,372	4	(157,208)	794,168
Corporate debt securities	250	—	(6)	244	250	—	(6)	244
Municipal securities	89,912	17	(8,382)	81,547	96,405	88	(9,271)	87,222
Total held to maturity securities	$1,007,471	$18	$(168,464)	$839,025	$1,051,997	$92	$(166,503)	$885,586
Total	$1,180,039	$19	$(196,727)	$983,331	$1,234,024	$99	$(195,121)	$1,039,002

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, either the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s securities with gross unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2023 or at December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$19,957	$(3,041)	$19,957	$(3,041)
Mortgage-backed securities	164	(2)	124,038	(25,220)	124,202	(25,222)
Total available for sale securities	$164	$(2)	$143,995	$(28,261)	$144,159	$(28,263)

Held to maturity securities
U.S. Treasury Notes	$3,963	$(42)	$—	$—	$3,963	$(42)
Mortgage-backed securities	19,527	(1,183)	733,229	(158,851)	752,756	(160,034)
Corporate debt securities	—	—	244	(6)	244	(6)
Municipal securities	30,290	(302)	40,768	(8,080)	71,058	(8,382)
Total held to maturity securities	$53,780	$(1,527)	$774,241	$(166,937)	$828,021	$(168,464)
Total	$53,944	$(1,529)	$918,236	$(195,198)	$972,180	$(196,727)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$10,722	$(2,278)	$9,012	$(986)	$19,734	$(3,264)
Mortgage-backed securities	41,832	(3,097)	90,545	(22,257)	132,377	(25,354)
Total available for sale securities	$52,554	$(5,375)	$99,557	$(23,243)	$152,111	$(28,618)

Held to maturity securities
U.S. Treasury Notes	$3,952	$(18)	$—	$—	$3,952	$(18)
Mortgage-backed securities	230,708	(22,362)	562,835	(134,846)	793,543	(157,208)
Corporate debt securities	243	(6)	—	—	243	(6)
Municipal securities	51,969	(4,388)	13,714	(4,883)	65,683	(9,271)
Total held to maturity securities	$286,872	$(26,774)	$576,549	$(139,729)	$863,421	$(166,503)
Total	$339,426	$(32,149)	$676,106	$(162,972)	$1,015,532	$(195,121)

As of June 30, 2023, 449 debt securities had gross unrealized losses, with an aggregate depreciation of 16.8% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $2.0 million, or 22.2% of its amortized cost. The largest unrealized loss percentage of any single security was 36.6% of its amortized cost, or $860,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of June 30, 2023.

The Company had no pledged securities as collateral for repurchase agreements at June 30, 2023. The Company pledged U.S. Government obligations with an amortized cost of $9.1 million and a fair value of $8.0 million as collateral for repurchase agreements at December 31, 2022.

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

	June 30, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,997	$9,096	$5,000	$4,416	$8,000	$6,444	$22,997	$19,956
Mortgage-backed securities	—	—	12,855	11,992	38,005	31,522	98,711	80,836	149,571	124,350
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$—	$—	$22,852	$21,088	$43,005	$35,938	$106,711	$87,280	$172,568	$144,306

Held to maturity securities
U.S. Treasury Notes	$994	$991	$3,011	$2,972	$—	$—	$—	$—	$4,005	$3,963
Mortgage-backed securities	—	—	25,022	23,414	50,536	42,774	837,746	687,083	913,304	753,271
Corporate debt securities	250	244	—	—	—	—	—	—	250	244
Municipal securities	5,941	5,926	19,636	19,460	25,697	25,119	38,638	31,042	89,912	81,547
Total held to maturity securities	$7,185	$7,161	$47,669	$45,846	$76,233	$67,893	$876,384	$718,125	$1,007,471	$839,025
Total	$7,185	$7,161	$70,521	$66,934	$119,238	$103,831	$983,095	$805,405	$1,180,039	$983,331

There were no sales of investment securities during the three and six months ended June 30, 2023 or June 30, 2022.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. Credit ratings are opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and are generally considered to be of low risk. At June 30, 2023 and December 31, 2022 respectively, the Company’s debt securities portfolio did not contain any securities below investment grade, as reported by major credit rating agencies. At June 30, 2023 and December 31, 2022, respectively, none of the Company's investment securities were delinquent or in non-accrual status.

The following tables summarize the credit rating of the Company’s debt securities portfolio at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$124,350	$—	$—	$19,956	$—	$144,306
BBB/BB/B	—	—	—	—	—	—
Total available for sale securities	$124,350	$—	$—	$19,956	$—	$144,306
Held to maturity securities, at amortized cost
AAA/AA/A	$913,304	$250	$89,912	$—	$4,005	$1,007,471
Total held to maturity securities	$913,304	$250	$89,912	$—	$4,005	$1,007,471

	December 31, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$132,683	$—	$—	$19,733	$—	$152,416
BBB/BB/B	—	1,000	—	—	—	1,000
Total available for sale securities	$132,683	$1,000	$—	$19,733	$—	$153,416
Held to maturity securities, at amortized cost
AAA/AA/A	$951,372	$250	$96,405	$—	$3,970	$1,051,997
Total held to maturity securities	$951,372	$250	$96,405	$—	$3,970	$1,051,997

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

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$805,220	$902,968
Mortgages - adjustable rate	765,618	703,958
Construction	41,445	35,299
Deferred costs, net of unearned fees	4,911	6,613
Total residential mortgages	1,617,194	1,648,838

Commercial mortgage
Mortgages - non-owner occupied	1,634,435	1,592,732
Mortgages - owner occupied	168,478	183,591
Construction	110,971	135,782
Deferred costs, net of unearned fees	2,275	2,318
Total commercial mortgages	1,916,159	1,914,423

Home equity
Home equity - lines of credit	92,561	108,961
Home equity - term loans	3,156	2,098
Deferred costs, net of unearned fees	258	292
Total home equity	95,975	111,351

Commercial and industrial
Commercial and industrial	366,116	349,026
Paycheck Protection Program loans	841	1,384
Unearned fees, net of deferred costs	446	240
Total commercial and industrial	367,403	350,650

Consumer
Secured	26,734	35,679
Unsecured	1,745	1,897
Deferred costs, net of unearned fees	16	18
Total consumer	28,495	37,594
Total loans	$4,025,226	$4,062,856

Directors and officers of the Company and their associates are clients of, and have other transactions with the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	June 30, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$6,083	$606	$398	$112	$7,199
Total	$6,083	$606	$398	$112	$7,199

	December 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,733	$311	$722	$73	$5,839
Troubled debt restructurings	622	—	—	81	$703
Total	$5,355	$311	$722	$154	$6,542

Loan Modifications and Restructurings

The Company adopted ASU 2022-02, which eliminates the recognition and measurement of TDRs. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

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

At June 30, 2023, the Company had no loan modifications or restructurings due to borrower financial difficulty.

Foreclosure proceedings

As of June 30, 2023, there were two loans in process of foreclosure with a carrying value of approximately $628,000. Both of these loans are secured by one to four family residential property. As of December 31, 2022, there were no loans in process of foreclosure.

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
•
Loans rated 10 (Loss) – These loans are considered uncollectible and continuance as a bankable asset is not warranted.

The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of June 30, 2023

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$35,475	$336,012	$516,545	$284,119	$114,442	$324,518	$—	$1,611,111
Non-performing	—	—	—	200	1,276	4,607	—	6,083
Total	$35,475	$336,012	$516,545	$284,319	$115,718	$329,125	$—	$1,617,194
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Current	$3,040	$4,289	$2,650	$1,503	$2,996	$16,075	$65,024	$95,577
Non-performing	—	61	—	—	—	337	—	398
Total	$3,040	$4,350	$2,650	$1,503	$2,996	$16,412	$65,024	$95,975
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Current	$3,852	$10,154	$4,841	$3,244	$698	$5,121	$585	$28,495
Non-performing	—	—	—	—	—	—	—	—
Total	$3,852	$10,154	$4,841	$3,244	$698	$5,121	$585	$28,495
Current-period gross write-offs	$—	$—	$—	$—	$—	$25	$—	$25

	Credit Quality Indicator - by Origination Year as of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$31,974	$461,974	$369,955	$230,573	$261,839	$468,282	$—	$1,824,597
7 (Special Mention)	1,847	—	—	2,067	44,867	42,175	—	90,956
8 (Substandard)	—	—	—	—	—	606	—	606
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$33,821	$461,974	$369,955	$232,640	$306,706	$511,063	$—	$1,916,159
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$31,393	$137,643	$56,468	$69,581	$23,972	$43,827	$459	$363,343
7 (Special Mention)	60	858	151	110	195	123	10	1,507
8 (Substandard)	—	—	—	585	1,823	145	—	2,553
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$31,453	$138,501	$56,619	$70,276	$25,990	$44,095	$469	$367,403
Current-period gross write-offs	$—	$—	$—	$—	$—	$11	$—	$11

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$314,599	$511,217	$276,698	$113,251	$77,620	$350,098	$—	$1,643,483
Non-performing	—	—	206	315	684	4,150	—	5,355
Total	$314,599	$511,217	$276,904	$113,566	$78,304	$354,248	$—	$1,648,838

Home equity:
Current	$3,611	$—	$—	$58	$360	$481	$106,119	$110,629
Non-performing	—	—	—	—	—	—	722	722
Total	$3,611	$—	$—	$58	$360	$481	$106,841	$111,351

Consumer:
Current	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594
Non-performing	—	—	—	—	—	—	—	—
Total	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$411,927	$330,593	$222,073	$260,588	$125,398	$489,564	$—	$1,840,143
7 (Special Mention)	—	—	4,562	41,578	21,697	6,132	—	73,969
8 (Substandard)	—	—	—	—	—	311	—	311
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$411,927	$330,593	$226,635	$302,166	$147,095	$496,007	$—	$1,914,423
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$128,301	$67,727	$62,025	$28,557	$18,794	$36,836	$475	$342,715
7 (Special Mention)	—	4,211	130	161	407	121	10	5,040
8 (Substandard)	—	—	628	2,102	81	84	—	2,895
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$128,301	$71,938	$62,783	$30,820	$19,282	$37,041	$485	$350,650

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	June 30, 2023
	30-59 Days	60-89 Days	90 Days or greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$8,865	$370	$1,857	$11,092	$1,606,102	$1,617,194
Commercial mortgage	9,919	—	—	9,919	1,906,240	1,916,159
Home equity	536	297	148	981	94,994	95,975
Commercial and industrial	82	472	—	554	366,849	367,403
Consumer	26	3	10	39	28,456	28,495
Total	$19,428	$1,142	$2,015	$22,585	$4,002,641	$4,025,226

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$11,359	$1,454	$1,809	$14,622	$1,634,216	$1,648,838
Commercial mortgage	—	—	—	—	1,914,423	1,914,423
Home equity	962	393	214	1,569	109,782	111,351
Commercial and industrial	65	269	—	334	350,316	350,650
Consumer	81	—	—	81	37,513	37,594
Total	$12,467	$2,116	$2,023	$16,606	$4,046,250	$4,062,856

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at June 30, 2023 and December 31, 2022.

Allowance for Credit Losses

The following tables present changes in the allowance for credit losses disaggregated by loan category:

	Three Months Ended June 30, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2023	$13,164	$19,596	$528	$4,152	$565	$—	$38,005
Charge-offs	—	—	—	—	(22)	—	(22)
Recoveries	—	—	—	9	1	—	10
Provision for (release of) credit losses - loan portfolio	433	(297)	(60)	91	(87)	—	80
Allowance for credit losses - loan portfolio at June 30, 2023	$13,597	$19,299	$468	$4,252	$457	$—	$38,073
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	—	—
Allowance for credit losses- unfunded commitments at June 30, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Total allowance for credit loss	$13,597	$19,299	$468	$4,252	$457	$1,931	$40,004

	Six Months Ended June 30, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2022	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Charge-offs	—	—	—	(11)	(25)	—	(36)
Recoveries	—	—	—	19	11	—	30
Provision for (release of) credit losses - loan portfolio	276	213	(105)	91	(170)	—	305
Allowance for credit losses - loan portfolio at June 30, 2023	$13,597	$19,299	$468	$4,252	$457	$—	$38,073
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$2,096	$2,096
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	(165)	(165)
Allowance for credit losses- unfunded commitments at June 30, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Total allowance for credit loss	$13,597	$19,299	$468	$4,252	$457	$1,931	$40,004

	Three Months Ended June 30, 2022
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at March 31, 2022	$13,193	$17,138	$377	$2,897	$505	$—	$34,110
Charge-offs	—	—	—	(3)	(3)	—	(6)
Recoveries	—	—	—	10	10	—	20
Provision for (release of) credit losses - loan portfolio	(554)	629	23	(52)	(46)	—	—
Allowance for credit losses - loan portfolio at June 30, 2022	$12,639	$17,767	$400	$2,852	$466	$—	$34,124
Allowance for credit losses - unfunded commitments:
Balance at March 31, 2022	$—	$—	$—	$—	$—	$1,371	$1,371
Release of credit losses - unfunded commitments	—	—	—	—	—	—	—
Allowance for credit losses- unfunded commitments at June 30, 2022	—	—	—	—	—	1,371	1,371
Total allowance for credit loss	$12,639	$17,767	$400	$2,852	$466	$1,371	$35,495

	Six Months Ended June 30, 2022
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Charge-offs	—	—	—	(3)	(28)	—	(31)
Recoveries	—	—	—	46	12	—	58
Provision for (release of) credit losses - loan portfolio	(744)	634	(6)	(180)	(103)	—	(399)
Allowance for credit losses - loan portfolio at June 30, 2022	$12,639	$17,767	$400	$2,852	$466	$—	$34,124
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Release of credit losses - unfunded commitments	—	—	—	—	—	(13)	(13)
Allowance for credit losses- unfunded commitments at June 30, 2022	—	—	—	—	—	1,371	1,371
Total allowance for credit loss	$12,639	$17,767	$400	$2,852	$466	$1,371	$35,495

8. Income Taxes

The Company’s effective tax rate was 24.0% and 24.7% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 28.2% and 26.7% for the three and six months ended June 30, 2022, respectively.

Net deferred tax assets totaled $15.8 million and $18.0 million at June 30, 2023 and December 31, 2022, respectively. The Company did not record a valuation allowance for deferred tax assets at June 30, 2023 or December 31, 2022.

The components of income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Current income tax expense
Federal	$1,998	$3,868	$3,032	$4,963
State	745	1,595	1,211	1,984
Total current income tax expense	$2,743	$5,463	$4,243	$6,947

Deferred income tax expense (benefit)
Federal	$(338)	$(61)	$1,537	$1,964
State	(155)	(27)	629	908
Total deferred income tax expense (benefit)	(493)	(88)	2,166	2,872
Total income tax expense	$2,250	$5,375	$6,409	$9,819

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$68	$98	$4	$6
Interest cost	450	345	100	71	5	5
Expected return on assets	(799)	(1,002)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	—	—	(5)	—
Net periodic benefit cost (credit)	$(349)	$(657)	$168	$169	$4	$11

	Six Months Ended June 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$136	$199	$8	$14
Interest cost	903	655	200	130	11	10
Expected return on assets	(1,602)	(1,938)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	—	—	(11)	—
Net periodic benefit cost (credit)	$(699)	$(1,283)	$336	$329	$8	$24

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three and six months ended June 30, 2023, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2023.

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

Total expenses related to the PSP and ESOP for the three months ended June 30, 2023 and June 30, 2022 were $646,000 and $1.1 million, respectively. Total expenses related to the PSP and ESOP for the six months ended June 30, 2023 and June 30, 2022 were $1.5 million and $2.5 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the DC SERP for the three months ended June 30, 2023 was a credit of $16,000 and $68,000 for the three months ended June 30, 2022. Total expenses related to the DC SERP for the six months ended June 30, 2023, and June 30, 2022, were $25,000 and $135,000, respectively.

10. share based compensation

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three and six months ended June 30, 2023, the Company issued the following RSAs and RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs vest either over a three-year or five-year period. RSUs vest over a three-year period. The fair value of RSAs and RSUs are based upon the closing price of the Company’s common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of RSUs do not participate in the rewards of stock ownership of the Company until they are vested.

	Three Months Ended June 30, 2023		Six Months ended June 30, 2023
Type of Award	Shares Granted	Weighted Average Fair Value Per Share at Grant Date	Shares Granted	Weighted Average Fair Value Per Share at Grant Date
RSAs	510	$49.15	13,675	$82.73
RSUs	18,731	$51.65	19,253	$52.53

Performance-Based Restricted Stock Units (“PRSUs”)

During the three and six months ended June 30, 2023, the Company granted PRSUs from the 2017 Plan, as shown in the table below. PRSUs are subject to a three-year performance period and are earned based on performance factors, as determined, at the time of grant.

	Three Months Ended June 30, 2023		Six Months ended June 30, 2023
Type of Award	Shares Granted	Weighted Average Fair Value Per Share at Grant Date	Shares Granted	Weighted Average Fair Value Per Share at Grant Date
PRSUs	22,895	$51.65	27,554	$55.13

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Share based compensation expense	$603	$943	$1,170	$1,591
Related tax benefits	$168	$263	$327	$444

Share-based activity in the statement of changes in shareholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. The total shares issued under the 2017 Plan for the three and six months ended June 30, 2023 was 12,195, respectively. The total shares issued under the 2017 Plan for the three and six months ended June 30, 2022 was 6,617 and 6,776, respectively.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$1,038,589	$1,073,567
Origination of new loans	39,349	25,411
Standby letters of credit	32,645	24,234
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	—	250

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Operating lease cost	$1,673	$1,743
Variable lease cost (cost excluded from lease payments)	7	1
Sublease income	(128)	(17)
Total operating lease cost	$1,552	$1,727
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,821	$1,805
Operating Lease - operating cash flows (liability reduction)	1,637	1,586
Weighted average lease term - operating leases	5.18 Years	5.80 Years
Weighted average discount rate - operating leases	3.06%	2.97%

	For the Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Operating lease cost	$3,411	$3,486
Variable lease cost (cost excluded from lease payments)	14	2
Sublease income	(256)	(33)
Total operating lease cost	$3,169	$3,455
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$3,664	$3,638
Operating Lease - operating cash flows (liability reduction)	3,291	3,191
Weighted average lease term - operating leases	5.18 Years	5.80 Years
Weighted average discount rate - operating leases	3.06%	2.97%

The total minimum lease payments due in future periods for lease agreements in effect at June 30, 2023 were as follows:

Future Minimum
June 30, 2023	Lease Payments
(dollars in thousands)
Remainder of 2023	$3,552
2024	6,301
2025	5,314
2026	4,065
2027	2,267
Thereafter	5,962
Total minimum lease payments	$27,461
Less: interest	(2,085)
Total lease liability	$25,376

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.8 million and $1.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Total rental expense was $3.7 million for both the six months ended June 30, 2023 and June 30, 2022, respectively.

13. Shareholders’ Equity

As of June 30, 2023 and December 31, 2022, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2023
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$516,242	14.1%	$384,543	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	476,239	13.0%	311,297	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	476,239	13.0%	256,362	7.0%	N/A	N/A
Tier 1 capital (to average assets)	476,239	8.7%	218,011	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$494,631	13.5%	$384,507	10.5%	$366,198	10.0%
Tier 1 capital (to risk-weighted assets)	454,627	12.4%	311,268	8.5%	292,958	8.0%
Common equity tier I capital (to risk-weighted assets)	454,627	12.4%	256,338	7.0%	238,028	6.5%
Tier 1 capital (to average assets)	454,627	8.3%	217,998	4.0%	272,498	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$506,239	13.5%	$393,285	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	466,369	12.5%	318,373	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	466,369	12.5%	262,190	7.0%	N/A	N/A
Tier 1 capital (to average assets)	466,369	8.5%	219,309	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$490,175	13.1%	$393,246	10.5%	$374,520	10.0%
Tier 1 capital (to risk-weighted assets)	450,305	12.0%	318,342	8.5%	299,616	8.0%
Common equity tier I capital (to risk-weighted assets)	450,305	12.0%	262,164	7.0%	243,438	6.5%
Tier 1 capital (to average assets)	450,305	8.2%	219,296	4.0%	274,120	5.0%

14. Other Comprehensive INcome (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”) (“AOCL”) during the periods, by component, net of tax:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$(2,259)	$593	$(1,666)	$(5,579)	$1,442	$(4,137)
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(711)	199	(512)	(358)	101	(257)
Reclassification adjustment for (losses) income recognized in net income	145	(41)	104	(391)	108	(283)
Total other comprehensive income (loss)	$(2,825)	$751	$(2,074)	$(6,328)	$1,651	$(4,677)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$349	$(73)	$276	$(16,595)	$4,231	$(12,364)
Interest rate swaps designated as cash flow hedges					.
Unrealized holding (losses) gains	(633)	178	(455)	(2,058)	575	(1,483)
Reclassification adjustment for (losses) income recognized in net income	289	(81)	208	(1,005)	281	(724)
Total other comprehensive income (loss)	$5	$24	$29	$(19,658)	$5,087	$(14,571)

Reclassifications out of AOCI and AOCL that have an impact on net income are presented below.

Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	June 30, 2023	June 30, 2022	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(145)	$391	Interest on taxable loans
Tax benefit (expense)	41	(108)	Income tax expense
Net of tax	$(104)	$283	Net income

Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 30, 2023	June 30, 2022	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(289)	$1,005	Interest on taxable loans
Tax benefit (expense)	81	(281)	Income tax expense
Net of tax	$(208)	$724	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$7,115	$13,658	$19,531	$26,974
Less dividends and undistributed earnings allocated to participating securities	(2)	(43)	(20)	(122)
Net income applicable to common shareholders	$7,113	$13,615	$19,511	$26,852
Denominator:
Weighted average common shares outstanding	7,838	6,982	7,817	6,960
Earnings per common share - basic	$0.91	$1.95	$2.50	$3.86
Earnings per common share - diluted:
Numerator:
Net income	$7,115	$13,658	$19,531	$26,974
Less dividends and undistributed earnings allocated to participating securities	(2)	(43)	(20)	(122)
Net income applicable to common shareholders	$7,113	$13,615	$19,511	$26,852
Denominator:
Weighted average common shares outstanding	7,838	6,982	7,817	6,960
Dilutive effect of common stock equivalents	17	45	25	54
Weighted average diluted common shares outstanding	7,855	7,027	7,842	7,014
Earnings per common share - diluted	$0.91	$1.94	$2.49	$3.83

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

During the next twelve months, the Company estimates that $444,000 will be reclassified out of AOCI and AOCL into earnings, as a decrease to interest income.

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

The Company recorded the following amounts on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(dollars in thousands)
Fixed Rate Assets	$494,744	$—	$5,256	$—
Total	$494,744	$—	$5,256	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $696.1 million; the cumulative basis adjustments associated with these hedging relationships was $5.3 million; and the notional amount of the designated hedged items were $500.0 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At June 30, 2023, the Company’s fair value hedges had a weighted average remaining maturity of 1.78 years, and a weighted average fixed rate of 4.16%.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	June 30, 2023
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$1,333	$—	Other Liabilities	$—
Interest rate contracts-fair value hedging relationships	500,000	Other Assets	5,219	—	Other Liabilities	—
Total derivatives designated as hedging instruments			$6,552			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$499,917	Other Assets	$49,083	$499,917	Other Liabilities	$49,083
Risk participation agreements-out to counterparties	52,070	Other Assets	24	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	81,644	Other Liabilities	44
Total derivatives not designated as hedging instruments			$49,107			$49,127

	December 31, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$1,966	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,966			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$499,619	Other Assets	$50,784	$499,619	Other Liabilities	$50,784
Risk participation agreements-out to counterparties	46,604	Other Assets	23	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	71,046	Other Liabilities	43
Total derivatives not designated as hedging instruments			$50,807			$50,827

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Three Months Ended June 30, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(711)	$—	$(711)	Interest Income	$(145)	$—	$(145)

	Six Months Ended June 30, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(633)	$—	$(633)	Interest Income	$(289)	$(96)	$(193)

	Three Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(358)	$(101)	$(257)	Interest Income	$391	$439	$(48)

	Six Months Ended June 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,058)	$(2,012)	$(46)	Interest Income	$1,005	$1,101	$(96)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
		June 30, 2023	June 30, 2022
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(14)	$(33)

		Amount of Gain or (Loss) Recognized in Income
		Six Months Ended
		June 30, 2023	June 30, 2022
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(31)	$(110)

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at June 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	June 30, 2023
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$55,660	$—	$55,660	$109	$(55,352)	$199

Offsetting of Derivative Liabilities
Derivative Liabilities	$49,083	$—	$49,083	$109	$—	$48,974

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$52,773	$—	$52,773	$48	$(52,130)	$595

Offsetting of Derivative Liabilities
Derivative Liabilities	$50,827	$—	$50,827	$48	$—	$50,875

At June 30, 2023 and December 31, 2022, respectively, there were no derivatives in a net liability position related to these agreements.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$33,398	$33,398	$30,719	$30,719
Securities available for sale	144,306	144,306	153,416	153,416
Securities held to maturity	1,007,471	839,025	1,051,997	885,586
Loans, net	3,987,153	3,643,268	4,025,082	3,783,051
FHLB of Boston stock	20,247	20,247	6,264	6,264
Accrued interest receivable	14,573	14,573	14,118	14,118
Mortgage servicing rights	1,529	2,208	1,665	2,336
Interest rate contracts - cash flow hedge	1,333	1,333	1,966	1,966
Loan level interest rate swaps	49,083	49,083	50,784	50,784
Risk participation agreements out to counterparties	24	24	23	23
Interest rate contracts - fair value hedge	5,219	5,219	—	—

Financial liabilities
Deposits, excluding wholesale deposits	4,086,260	4,081,744	4,433,817	4,429,190
Wholesale deposits	356,330	356,084	381,559	381,505
Borrowings	408,926	407,551	105,212	105,202
Loan level interest rate swaps	49,083	49,083	50,784	50,784
Risk participation agreements in with counterparties	44	44	43	43

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,956	$—	$19,956
Mortgage-backed securities	—	124,350	—	124,350
Corporate debt securities	—	—	—	—
Other assets
Interest rate swaps with clients	—	49,083	—	49,083
Risk participation agreements -out to counterparties	—	24	—	24
Interest rate contracts - cash flow hedge	—	1,333	—	1,333
Interest rate contracts - fair value hedge	—	5,219	—	5,219
Other liabilities
Interest rate swaps with counterparties	—	49,083	—	49,083
Risk participation agreements-in with counterparties	—	44	—	44

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,733	$—	$19,733
Mortgage-backed securities	—	132,683	—	132,683
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with clients	—	50,784	—	50,784
Risk participation agreements-out to counterparties	—	23	—	23
Interest rate contracts	—	1,966	—	1,966
Other liabilities
Interest rate swaps with counterparties	—	50,784	—	50,784
Risk participation agreements-in with counterparties	—	43	—	43

The following tables present the carrying value of assets held at June 30, 2023 and December 31, 2022, which were measured at fair value on a non-recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$89	$89
Total	$—	$—	$89	$89

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	—	—	103	103
Total	$—	$—	$103	$103

Individually evaluated collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

There were no transfers between levels for the three and six months ended June 30, 2023 or June 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023.

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
•
effects of changes in amounts of deposits on the Company's funding costs and net interest margin;
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

OVERVIEW

The Company is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of June 30, 2023, the Company had total assets of approximately $5.5 billion. The Bank operates 22 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, the Company focuses on four core services that center around client needs. The Company’s core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s clients consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of June 30, 2023, the Company had Assets under Management and Administration of approximately $4.4 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company’s wealth management clients value personal service and depend on the commitment and expertise of the Company’s experienced banking, investment, and fiduciary professionals.

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

Critical Accounting estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have a material impact on the Company’s financial condition of results of operation. The Company considers the allowance for credit losses and income taxes to be its critical accounting estimates.

See “Management’s Discussion and Analysis—Critical Accounting Estimates” in the Company’s 2022 Annual Report, for a detailed discussion of the Company’s critical accounting estimates.

Recent Accounting Developments

See Note 4 - Recently Issued and Adopted Accounting Guidance to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Results of Operations

Results of Operations for the three months ended June 30, 2023 and June 30, 2022

General. Net income decreased by $6.5 million, or 47.9%, to $7.1 million for the three months ended June 30, 2023, as compared to net income of $13.7 million for the three months ended June 30, 2022. The decrease was primarily due to lower net interest and dividend income before the provision for (release of) credit losses of $4.4 million, lower noninterest income of $1.1 million, and higher noninterest expense of $4.0 million, partially offset by lower income tax expense of $3.1 million. Diluted earnings per share were $0.91 for the three months ended June 30, 2023, as compared to a diluted earnings per share of $1.94 for the three months ended June 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses for the three months ended June 30, 2023 decreased by $4.4 million, or 12.9%, to $29.8 million, as compared to $34.2 million for the three months ended June 30, 2022, primarily due to higher costs of funds, partially offset by an increase in average earning assets and higher yield on earning assets.

•
Interest on loans increased by $17.5 million, or 57.3%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to higher yields combined with higher average loan balances.
•
Interest on deposits increased by $18.2 million, or 986.8%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to higher costs of deposits combined with higher average balances.
•
Interest on borrowed funds increased by $4.1 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to higher cost of borrowings combined with higher average balances.

Total average interest-earning assets increased by $446.0 million, or 9.3%, to $5.26 billion during the three months ended June 30, 2023, from $4.82 billion for the three months ended June 30, 2022, primarily due to growth in the loan portfolio (both organic and as a result of the Northmark Bank merger). The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 60 basis points to 2.26% for the three months ended June 30, 2023, as compared to 2.86% for the three months ended June 30, 2022, primarily due to higher cost of deposits and higher borrowing expenses.

Interest and Dividend Income. Total interest and dividend income increased by $17.9 million, or 49.2%, to $54.1 million for the three months ended June 30, 2023, as compared to $36.3 million for the three months ended June 30, 2022, primarily due to higher asset yields combined with growth in the loan portfolio.

Interest Expense. Interest expense increased by $22.3 million to $24.4 million for the three months ended June 30, 2023, as compared to $2.1 million for the three months ended June 30, 2022, primarily driven by a combination of higher costs of deposits, higher borrowing expenses, and higher average balances.

Average interest-bearing liabilities increased by $694.7 million, or 22.9%, to $3.73 billion during the three months ended June 30, 2023, from $3.03 billion for the three months ended June 30, 2022. The increase in interest-bearing liabilities was driven by an increase in average certificates of deposit balances of $504.7 million (inclusive of a $122.6 million decrease in average wholesale certificates of deposits), an increase in average checking account balances of $407.3 million, and an increase in other borrowed funds of $290.0 million, partially offset by a decrease in average savings account balances of $275.1 million and a decrease in average money market accounts of $232.2 million. The cost of total deposits increased to 1.78% for the three months ended June 30, 2023, from 0.17% for the three months ended June 30, 2022. The cost of total deposits excluding wholesale deposits was 1.52% for the three months ended June 30, 2023, as compared to 0.17% for the three months ended June 30, 2022.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $80,000 for the three months ended June 30, 2023. The Company did not record a provision for credit losses for the three months ended June 30, 2022. The Company recorded net loan charge-offs of $12,000 for the three months ended June 30, 2023 and net loan recoveries of $14,000 for the three months ended June 30, 2022.

Noninterest Income. Total noninterest income decreased by $1.1 million, or 10.0%, to $10.0 million for the three months ended June 30, 2023, as compared to $11.1 million for the three months ended June 30, 2022, primarily as a result of lower bank owned life insurance (“BOLI”) income, partially offset by higher deposit account fees. Noninterest income was 25.2% of total revenues for the three months ended June 30, 2023.

•
BOLI income decreased by $1.2 million, or 85.7%, to $192,000 for the three months ended June 30, 2023 as compared to $1.3 million for the three months ended June 30, 2022, primarily due to a gain related to a death benefit claim and a policy surrender that occurred during the three months ended June 30, 2022, while no such benefit claims or policy surrenders occurred during the three months ended June 30, 2023.
•
Deposit account fees increased by $146,000, or 19.9%, to $878,000 for the three months ended June 30, 2023, as compared to $732,000 for the three months ended June 30, 2022, primarily due to fee revenue from commercial deposit sweep products resulting from higher interest rates.

The categories of Wealth management revenues are shown in the following table:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$7,896	$8,005
Financial planning fees and other service fees	180	117
Total wealth management revenues	$8,076	$8,122

The following table presents the changes in Wealth Management Assets under Management:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,005,805	$4,464,512
Gross client asset inflows	110,491	137,629
Gross client asset outflows	(178,777)	(321,627)
Net market impact	161,650	(435,521)
Balance at the end of the period	$4,099,169	$3,844,993
Weighted average management fee	0.79%	0.78%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended June 30, 2023 and June 30, 2022.

Noninterest Expense. Total noninterest expense increased by $4.0 million, or 15.4%, to $30.3 million for the three months ended June 30, 2023, as compared to $26.3 million for the three months ended June 30, 2022, primarily driven by increases in non-operating expenses, FDIC insurance, other expenses, and marketing.

•
Non-operating expenses increased by $3.2 million to $3.5 million for the three months ended June 30, 2023, as compared to $246,000 for the three months ended June 30, 2022, primarily due to Northmark merger related expenses associated with the systems conversion that occurred during the second quarter of 2023.
•
Marketing expense increased by $440,000, or 201.8%, to $658,000, primarily due to timing of marketing spend.
•
Other expenses increased by $379,000, or 36.8%, to $1.4 million, primarily due to a combination of changes in net retirement benefit costs recorded in other expense combined with amortization of core deposit intangibles.
•
FDIC insurance increased by $296,000, or 62.7%, to $768,000, primarily due to an increase in insurance premium.

Income Tax Expense. The Company recorded a provision for income taxes of $2.3 million for the three months ended June 30, 2023, as compared to $5.4 million for the three months ended June 30, 2022. The Company’s effective tax rate was 24.0% for the three months ended June 30, 2023, as compared to 28.2% for the three months ended June 30, 2022. The decrease in the effective tax rate was primarily due to tax expense associated with the surrender of BOLI policies during the quarter ended June 30, 2022, while no such tax expenses existed for the three months ended June 30, 2023.

Results of Operations for the six months ended June 30, 2023 and June 30, 2022

General. Net income decreased by $7.4 million, or 27.6%, to $19.5 million for the six months ended June 30, 2023, as compared to net income of $27.0 million for the six months ended June 30, 2022. The decrease was primarily due to higher noninterest expense of $6.5 million, lower net interest and dividend income before the provision for (release of) credit losses of $2.0 million, lower noninterest income of $1.8 million, partially offset by lower income tax expense of $3.4 million. Diluted earnings per share were $2.49 for the six months ended June 30, 2023, as compared to a diluted earnings per share of $3.83 for the six months ended June 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income before the provision for (release of) credit losses for the six months ended June 30, 2023 decreased by $2.0 million, or 3.1%, to $64.0 million, as compared to $66.1 million for the six months ended June 30, 2022, primarily due to higher cost of funds, partially offset by an increase in average earning assets and higher yields on earning assets.

•
Interest on loans increased by $34.5 million, or 58.1%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher yields combined with higher average loan balances.
•
Interest on investment securities increased by $481,000, or 4.5%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher yields.
•
Interest on deposits increased by $32.2 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher costs of deposits combined with higher average balances.
•
Interest on borrowed funds increased by $5.5 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher cost of borrowings combined with higher average balances.

Total average interest-earning assets increased by $501.9 million, or 10.5%, to $5.29 billion during the six months ended June 30, 2023, from $4.79 billion for the six months ended June 30, 2022, primarily due to growth in the loan portfolio (both organic and as a result of the Northmark Bank merger). The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 36 basis points to 2.44% for the six months ended June 30, 2023, as compared to 2.80%. for the six months ended June 30, 2022, primarily due to higher cost of deposits and higher borrowing expenses.

Interest and Dividend Income. Total interest and dividend income increased by $35.7 million, or 50.9%, to $105.9 million for the six months ended June 30, 2023, as compared to $70.2 million for the six months ended June 30, 2022, primarily due to higher asset yields combined with growth in the loan portfolio.

Interest Expense. Interest expense increased by $37.8 million, or 914.7%, to $41.9 million for the six months ended June 30, 2023, as compared to $4.1 million for the six months ended June 30, 2022, primarily driven by a combination of higher costs of deposits, higher borrowing expenses, and higher average balances.

Average interest-bearing liabilities increased by $635.6 million or 21.0% to $3.67 billion during the six months ended June 30, 2023, from $3.03 billion for the six months ended June 30, 2022. The increase in interest-bearing liabilities was primarily driven by an increase in average certificates of deposit balances of $526.5 million (inclusive of a $427.0 million increase in average wholesale certificates of deposits), an increase in average checking account balances of $262.1 million, and an increase in average borrowings of $206.1 million, partially offset by a decrease in the average savings account balances of $213.9 million and a decrease in average money market accounts of $145.2 million. The average cost of deposits increased to 1.56% for the six months ended June 30, 2023, from 0.17% for the six months ended June 30, 2022. The cost of total deposits excluding wholesale deposits increased to 1.26% for the six months ended June 30, 2023, as compared to 0.17% for the six months ended June 30, 2022.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $140,000 for the six months ended June 30, 2023, as compared to a release of provision for credit losses of $412,000, for the six months ended June 30, 2022. The Company recorded net loan charge-offs of $6,000 for the six months ended June 30, 2023, as compared to net loan recoveries of $27,000 for the six months ended June 30, 2022.

Noninterest Income. Total noninterest income decreased by $1.8 million, or 7.8%, to $20.7 million for the six months ended June 30, 2023, as compared to $22.5 million for the six months ended June 30, 2022. This change was primarily the result of lower BOLI income, lower wealth management revenue, and lower other income, partially offset by higher deposit account fees. Noninterest income was 24.5% of total revenues for the six months ended June 30, 2023.

•
BOLI income decreased by $1.2 million, or 75.2%, to $379,000 for the six months ended June 30, 2023, from $1.5 million for the six months ended June 30, 2022, primarily due to a gain related to a death benefit claim and a policy surrender that occurred during the six months ended June 30, 2022, while no such benefit claims or policy surrenders occurred during the six months ended June 30, 2023.
•
Wealth management revenue decreased by $683,000.0 or 4.1%, to $16.0 million for the six months ended June 30, 2023, from $16.7 million for the six months ended June 30, 2022 primarily due to the effect of lower wealth management assets in the first half of 2023 as compared to the comparative period in 2022. Wealth Management Assets under Management and Administration were $4.4 billion as of June 30, 2023, an increase of $299.5 million, or 7.4%, from $4.1 billion at December 31, 2022, primarily due to positive returns in both the bond and equity markets.
•
Other income decreased by $354,000, or 19.7%, to $1.4 million for the six months ended June 30, 2023, from $1.8 million for the six months ended June 30, 2022, primarily due to lower income associated with success fees of Innovation Banking loans recognized during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
•
Deposit account fees increased by $509,000, or 41.1%, to $1.7 million for the six months ended June 30, 2023, from $1.2 million for the six months ended June 30, 2022, primarily due to increased fee revenue from commercial deposit sweep products as a result of higher interest rates.

The categories of Wealth management revenues are shown in the following table:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$15,655	$16,493
Financial planning fees and other service fees	358	203
Total wealth management revenues	$16,013	$16,696

The following table presents the changes in Wealth Management Assets under Management:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,875,747	$4,656,183
Gross client asset inflows	252,486	416,726
Gross client asset outflows	(314,361)	(582,838)
Net market impact	285,297	(645,078)
Balance at the end of the period	$4,099,169	$3,844,993
Weighted average management fee	0.79%	0.78%

There were no significant changes to the wealth management average fee rates and fee structure for the six months ended June 30, 2023 and June 30, 2022.

Noninterest Expense. Total noninterest expense increased by $6.5 million, or 12.5%, to $58.7 million for the six months ended June 30, 2023, as compared to $52.2 million for the six months ended June 30, 2022, primarily driven by increases in non-operating expenses, salary and benefits expense, and marketing expenses as compared to the six months ended June 30, 2022.

•
Non-operating expenses increased by $3.7 million to $3.9 million for the six months ended June 30, 2023, from $246,000 for the six months ended June 30, 2022, primarily due to merger related expenses associated with the Northmark systems conversion.
•
Salaries and employee benefits expense increased by $1.0 million, or 3.0%, to $35.5 million for the six months ended June 30, 2023, from $34.4 million, for the six months ended June 30, 2022, primarily due to higher overall staffing levels associated with the Northmark merger, normal merit increases, and increases in employee benefit costs.
•
Marketing expense increased by $642,000, or 145.2%, to $1.1 million for the six months ended June 30, 2023, from $442,000, for the six months ended June 30, 2022, primarily due to timing of marketing spend.

Income Tax Expense. The Company recorded a provision for income taxes of $6.4 million for the six months ended June 30, 2023, as compared to $9.8 million for the six months ended June 30, 2022. The Company’s effective tax rate was 24.7% for the six months ended June 30, 2023, as compared to 26.7% for the six months ended June 30, 2022. The decrease in the effective tax rate was primarily due to tax expense associated with the surrender of BOLI policies during the quarter ended June 30, 2022.

changes in Financial Condition

Total Assets. Total assets decreased by $70.1 million, or 1.3%, from $5.56 billion at December 31, 2022, to $5.49 billion at June 30, 2023.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.7 million, or 8.7%, from $30.7 million at December 31, 2022 to $33.4 million at June 30, 2023.

Investment Securities. The Company’s total investment securities portfolio decreased by $53.6 million, or 4.4%, from $1.21 billion at December 31, 2022 to $1.15 billion at June 30, 2023.

Loans. Total loans decreased by $37.6 million, or 0.9%, from $4.06 billion at December 31, 2022 to $4.03 billion at June 30, 2023.

•
Residential real estate loans decreased by $31.6 million, or 1.9%, from $1.65 billion at December 31, 2022 to $1.62 billion at June 30, 2023.
•
Commercial real estate loans increased by $1.7 million, or 0.1%, from $1.91 billion at December 31, 2022 to $1.92 billion at June 30, 2023.
•
Commercial and industrial loans increased by $16.8 million, or 4.8%, from $350.7 million at December 31, 2022 to $367.4 million at June 30, 2023.

Bank-Owned Life Insurance (BOLI). The Company invests in BOLI to help offset the costs of its employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At June 30, 2023, the Company’s investment in BOLI was $34.9 million, representing an increase of $382,000 from $34.5 million at December 31, 2022, primarily due to the increases in the cash surrender value of the policies during the first quarter of 2023.

Deposits. Total deposits, inclusive of wholesale certificates of deposit, decreased by $372.8 million, or 7.7%, to $4.44 billion at June 30, 2023 from $4.82 billion at December 31, 2022. Excluding wholesale certificates of deposit, total deposits decreased by $347.6 million, or 7.8%, at June 30, 2023 from December 31, 2022.

•
Certificates of deposit totaled $637.3 million at June 30, 2023, representing an increase of $50.7 million, or 8.6%, from $586.6 million at December 31, 2022. Total wholesale certificates of deposit, which are included within certificates of deposit, were $356.3 million and $381.6 million at June 30, 2023 and December 31, 2022, respectively.
•
The cost of total deposits for the six months ended June 30, 2023 was 1.56%, as compared to 0.17% for the six months ended June 30, 2022. The cost of total deposits excluding wholesale certificates of deposit was 1.26% for the six months ended June 30, 2023 and 0.17% for the six months ended June 30, 2022. At June 30, 2023, the spot cost of non-wholesale deposits was 1.66%.

Borrowings. At June 30, 2023 and December 31, 2022, borrowings consisted of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”) and reverse repurchase agreements. Total borrowings increased by $303.7 million, or 288.7%, to $408.9 million at June 30, 2023, from $105.2 million at December 31, 2022, due to fluctuations in liquidity.

Shareholders’ Equity. Total shareholders’ equity increased by $9.5 million, or 1.8%, to $527.0 million at June 30, 2023, from $517.6 million at December 31, 2022. The Company’s equity increased primarily due to net income of $19.5 million, partially offset by dividend payments of $10.5 million.

The Company’s common equity to assets ratio increased to 9.60% at June 30, 2023, from 9.51% at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets increased to 8.41% at June 30, 2023, from 8.32% at December 31, 2022.

Book value per share increased to $67.17 at June 30, 2023, from $66.38 at December 31, 2022. Tangible book value per share increased to $58.05 at June 30, 2023, from $57.15 at December 31, 2022.

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

		Three Months Ended			Six Months Ended
Operating Net Income / Operating Diluted Earnings Per Share		June 30,	March 31,	June 30,	June 30,	June 30,
		2023	2023	2022	2023	2022
		(dollars in thousands, except share data)

Net Income (a GAAP measure)		$7,115	$12,416	$13,658	$19,531	$26,974
Less: Death benefits on bank owned life insurance ("BOLI") and policy surrender		—	—	(1,157)	—	(1,157)
Add: Merger and contractual termination expenses		3,491	424	246	3,915	246
Less: Tax effect of BOLI surrender		—	—	736	—	736
Less: Tax effect of non-operating expenses (1)	`	(976)	(118)	(63)	(1,094)	(63)
Operating Net Income (a non-GAAP measure)		$9,630	$12,722	$13,420	$22,352	$26,736
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)		(3)	(26)	(42)	(23)	(120)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)		$9,627	$12,696	$13,378	$22,329	$26,616
Weighted Average Diluted Shares		7,854,955	7,826,162	7,026,807	7,842,106	7,013,538
Operating Diluted Earnings Per Share (a non-GAAP measure)		$1.23	$1.62	$1.90	$2.85	$3.79

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$527,004	$525,949	$517,552	$442,051
Less: Goodwill and acquisition related intangibles (GAAP)	(71,535)	(71,758)	(71,982)	(54,348)
Tangible Common Equity (a non-GAAP measure)	$455,469	$454,191	$445,570	$387,703
Total assets (GAAP)	$5,489,622	$5,528,584	$5,559,737	$5,057,935
Less: Goodwill and acquisition related intangibles (GAAP)	(71,535)	(71,758)	(71,982)	(54,348)
Tangible assets (a non-GAAP measure)	$5,418,087	$5,456,826	$5,487,755	$5,003,587
Tangible Common Equity Ratio (a non-GAAP measure)	8.41%	8.32%	8.12%	7.75%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$455,469	$454,191	$445,570	$387,703
Common shares outstanding	7,845,868	7,833,997	7,796,440	7,007,063
Tangible Book Value Per Share (a non-GAAP measure)	$58.05	$57.98	$57.15	$55.33

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

The fair value of securities available for sale totaled $144.3 million and included gross unrealized gains of $1,000 and gross unrealized losses of $28.3 million at June 30, 2023. At December 31, 2022, the fair value of securities available for sale totaled $153.4 million and included gross unrealized gains of $7,000 and gross unrealized losses of $28.6 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of June 30, 2023 are carried at their amortized cost of $1.01 billion. At December 31, 2022, the amortized cost of securities held to maturity totaled $1.05 billion.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	June 30,		December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$19,956	14%	$19,733	13%
Mortgage-backed securities	124,350	86%	132,683	86%
Corporate debt securities	—	—%	1,000	1%
Total securities available for sale	$144,306	100%	$153,416	100%
Held to maturity securities
U.S. Treasury Notes	$4,005	—%	$3,970	—%
Mortgage-backed securities	913,304	91%	951,372	91%
Corporate debt securities	250	—%	250	—%
Municipal securities	89,912	9%	96,405	9%
Total securities held to maturity	$1,007,471	100%	$1,051,997	100%
Total	$1,151,777		$1,205,413

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,997	0.5%	$5,000	2.3%	$8,000	2.6%	$22,997	1.6%
Mortgage-backed securities	—	—	12,855	1.9%	38,005	1.5%	98,711	1.7%	149,571	1.6%
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$—	0.0%	$22,852	1.3%	$43,005	1.6%	$106,711	1.7%	$172,568	1.6%

Held to maturity securities
U.S. treasury Notes	$994	4.3%	$3,011	4.2%	$—	0.0%	$—	0.0%	$4,005	4.2%
Mortgage-backed securities	—	—	25,022	2.5%	50,536	1.7%	837,746	1.8%	913,304	1.9%
Corporate debt securities	250	2.0%	—	—	—	—	—	—	250	2.0%
Municipal securities	5,941	3.7%	19,636	3.6%	25,697	3.2%	38,638	2.7%	89,912	3.1%
Total held to maturity securities	$7,185	3.7%	$47,669	3.0%	$76,233	2.2%	$876,384	1.9%	$1,007,471	2.0%
Total	$7,185	3.7%	$70,521	2.5%	$119,238	2.0%	$983,095	1.9%	$1,180,039	1.9%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of June 30, 2023 or December 31, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2023		December 31, 2022
	2023	% of Total	2022	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$805,220	20%	$902,968	22%
Mortgages - adjustable rate	765,618	19%	703,958	17%
Construction	41,445	1%	35,299	1%
Deferred costs, net of unearned fees	4,911	0%	6,613	0%
Total residential mortgages	1,617,194	40%	1,648,838	40%
Commercial mortgage
Mortgages - non-owner occupied	1,634,435	41%	1,592,732	39%
Mortgages - owner occupied	168,478	4%	183,591	5%
Construction	110,971	3%	135,782	3%
Deferred costs, net of unearned fees	2,275	0%	2,318	0%
Total commercial mortgages	1,916,159	48%	1,914,423	47%
Home equity
Home equity - lines of credit	92,561	2%	108,961	3%
Home equity - term loans	3,156	0%	2,098	0%
Deferred costs, net of unearned fees	258	0%	292	0%
Total home equity	95,975	2%	111,351	3%
Commercial and industrial
Commercial and industrial	366,116	9%	349,026	9%
PPP loans	841	0%	1,384	0%
Unearned fees, net of deferred costs	446	0%	240	0%
Total commercial and industrial	367,403	9%	350,650	9%
Consumer
Secured	26,734	1%	35,679	1%
Unsecured	1,745	0%	1,897	0%
Deferred costs, net of unearned fees	16	0%	18	0%
Total consumer	28,495	1%	37,594	1%
Total loans	$4,025,226	100%	$4,062,856	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.62 billion at June 30, 2023, a decrease of $31.6 million, or 1.9%, from $1.65 billion at December 31, 2022, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 40% of total loans at both June 30, 2023 and December 31, 2022.

The average loan balance outstanding in the residential portfolio was $517,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of June 30, 2023. At June 30, 2023, this loan was performing in accordance with its original terms.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three months and six months ended June 30, 2023 or June 30, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $182.5 million at June 30, 2023 and $191.9 million at December 31, 2022.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Six Month Ended June 30,
	2023	2022
	(dollars in thousands)
Originations for retention in portfolio	$75,607	$256,007
Originations for sale to the secondary market	420	4,515
Total	$76,027	$260,522

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Loans sold with servicing rights retained	$420	$5,834
Loans sold with servicing rights released	—	—
Total	$420	$5,834

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $1.5 million and $1.7 million at June 30, 2023 and December 31, 2022, respectively.

Commercial Mortgage (“CRE”). CRE loans totaled $1.92 billion as of June 30, 2023, and $1.91 billion at December 31, 2022. The CRE loan portfolio represented 48% and 47% of total loans at June 30, 2023 and December 31, 2022, respectively. The average loan balance outstanding in this portfolio was $1.7 million, and the largest individual CRE loan outstanding was $28.7 million as of June 30, 2023. At June 30, 2023, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $96.0 million and $111.4 million at June 30, 2023 and December 31, 2022, respectively. The home equity portfolio represented 2% and 3% of total loans at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the largest home equity line of credit was $3.5 million and had an outstanding balance of $1.5 million. At June 30, 2023, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $367.4 million and $350.7 million at June 30, 2023 and December 31, 2022, respectively. The C&I portfolio represented 9% of total loans at both June 30, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $594,000, and the largest individual C&I loan outstanding was $18.8 million as of June 30, 2023. At June 30, 2023, this loan was performing in accordance with its original terms.

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

At June 30, 2023, commercial solar loans totaled $123.7 million and the average loan balance outstanding in this portfolio was $1.9 million. The largest individual loan outstanding was $7.3 million and was performing in accordance with its original terms at June 30, 2023.

Consumer Loans. The consumer loan portfolio totaled $28.5 million at June 30, 2023 and $37.6 million at December 31, 2022. Consumer loans represented 1% of the total loan portfolio at both June 30, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $9,000 and the largest individual consumer loan outstanding was $2.0 million as of June 30, 2023. At June 30, 2023, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company’s portfolio based on their loan type and contractual terms to maturity at June 30, 2023. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	June 30, 2023
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$2,020	$13,806	$88,690	$1,512,678	$1,617,194
Commercial mortgage	161,072	593,928	1,037,263	123,896	1,916,159
Home equity	1,777	11,557	34,833	47,808	95,975
Commercial and industrial	52,012	154,586	91,445	69,360	367,403
Consumer	27,795	380	320	—	28,495
Total	$244,676	$774,257	$1,252,551	$1,753,742	$4,025,226

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at June 30, 2023. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	June 30, 2023
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$828,819	$788,375	$—	$1,617,194
Commercial mortgage	883,105	435,388	597,666	1,916,159
Home equity	2,957	650	92,368	95,975
Commercial and industrial	54,064	21,670	291,669	367,403
Consumer	922	—	27,573	28,495
Total	$1,769,867	$1,246,083	$1,009,276	$4,025,226

Non-performing Loans, modifications, and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	June 30,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans	$7,199	$5,839
Troubled debt restructurings	—	703
Total non-performing loans	$7,199	$6,542
Non-performing loans as a percentage of gross loans	0.18%	0.16%
Non-performing loans as a percentage of total assets	0.13%	0.12%

Total non-performing loans increased by $657,000, or 10%, at June 30, 2023, as compared to December 31, 2022, primarily due to an increase in residential and commercial loans on non-accrual, partially offset by a decrease in home equity loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at June 30, 2023 and December 31, 2022, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios.

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

Modifications and Restructurings. The Company adopted ASU 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modification of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

At June 30, 2023, the Company had no loan modifications or restructurings due to borrower financial difficulty.

Allowance for Credit Losses

The following table summarizes information related to the Company’s allowance for credit losses on loans for the periods indicated:

	At and For the Six Months Ended	At and For the Year Ended
	June 30,	December 31,
	2023	2022
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$4,025,226	$4,062,856
Average loans outstanding (net of unearned fees and deferred costs)	$4,033,401	$3,600,815
Loans on non-accrual	$7,199	$5,839
Allowance for credit losses at end of period	$38,073	$37,774
Net (charge-offs) recoveries to average loans outstanding - Total	(0.00)%	0.00%
Non-accrual loans to loans outstanding at period end	0.18%	0.14%
Ratio of allowance for credit losses on loans to loans on non-accrual	528.88%	646.93%
Ratio of allowance for credit losses to loans outstanding	0.95%	0.93%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	June 30, 2023			December 31, 2022
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$13,597	36%	40%	$13,321	35%	40%
Commercial mortgages	19,299	51	48	19,086	50	47
Home equity	468	1	2	573	2	3
Commercial and industrial	4,252	11	9	4,153	11	9
Consumer	457	1	1	641	2	1
Total Allowance	$38,073	100%	100%	$37,774	100%	100%

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

The following table sets forth the Company’s deposits for the periods indicated:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,059,563	25.1%	$1,366,395	28.4%
Interest-bearing checking	1,171,164	23.0	908,961	18.9
Money market	981,304	21.4	1,162,773	24.1
Savings	593,210	14.4	790,628	16.4
Retail certificates of deposit under $250,000	174,477	3.0	117,532	2.5
Retail certificates of deposit of $250,000 or greater	106,542	1.9	87,528	1.8
Wholesale certificates of deposit	356,330	11.2	381,559	7.9
Total	$4,442,590	100.0%	$4,815,376	100.0%

At June 30, 2023, the Company had a total of $281.0 million in certificates of deposit, excluding wholesale deposits, of which $222.6 million had remaining maturities of one year or less. As of June 30, 2023 and December 31, 2022, the Company had a total of $356.3 million and $381.6 million of wholesale deposits, respectively.

Borrowings. Total borrowings were $408.9 million at June 30, 2023, an increase of $303.7 million, as compared to $105.2 million at December 31, 2022. The Company’s borrowings consisted of advances from the FHLB of Boston at June 30, 2023 and the FHLB of Boston and repurchase agreements at December 31, 2022. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at June 30, 2023 was approximately $575.5 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston and a $10 million line of credit with a correspondent bank.

In March 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (“BTFP”). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

The Company had no borrowings outstanding with the FRB of Boston at June 30, 2023. The Company’s borrowing capacity at the FRB of Boston at June 30, 2023 was approximately $1.82 billion, inclusive of approximately $177.3 million in estimated borrowing capacity through the FRB Term Funding program if the Company were to pledge assets under the BTFP.

The Company periodically enters into repurchase agreements with its larger deposit and commercial clients as part of its cash management services which are typically overnight borrowings. There were no repurchase agreements with clients at June 30, 2023. Repurchase agreements with clients totaled $5.0 million at December 31, 2022

Net Interest Margin

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,978,078	$47,731	4.81%	$3,986,380	$45,333	4.61%	$3,409,819	$30,235	3.56%
Tax-exempt	51,359	484	3.78	51,028	476	3.78	46,771	448	3.84
Securities available for sale (3)
Taxable	175,361	693	1.59	180,510	713	1.60	198,985	671	1.35
Securities held to maturity
Taxable	927,768	4,264	1.84	948,233	4,337	1.85	1,012,604	4,318	1.71
Tax-exempt	93,420	721	3.10	95,212	740	3.15	101,029	794	3.15
Cash and cash equivalents	37,391	164	1.76	50,831	326	2.60	48,197	42	0.35
Total interest-earning assets (4)	5,263,377	54,057	4.12%	5,312,194	51,925	3.96%	4,817,405	36,508	3.04%
Non-interest-earning assets	270,384			268,670			232,165
Allowance for credit losses	(38,099)			(37,784)			(34,368)
Total assets	$5,495,662			$5,543,080			$5,015,202
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$1,150,334	$4,985	1.74%	$880,040	$2,025	0.93%	$743,030	$50	0.03%
Savings accounts	624,749	1,469	0.94	771,219	1,357	0.71	899,820	181	0.08
Money market accounts	970,828	7,292	3.01	1,129,934	6,462	2.32	1,203,020	1,531	0.51
Certificates of deposit	633,722	6,294	3.98	692,644	6,100	3.57	129,060	82	0.25
Total interest-bearing deposits	3,379,633	20,040	2.38	3,473,837	15,944	1.86	2,974,930	1,844	0.25
Other borrowed funds	346,755	4,343	5.02	137,516	1,550	4.57	56,734	254	1.80
Total interest-bearing liabilities	3,726,388	24,383	2.62%	3,611,353	17,494	1.96%	3,031,664	2,098	0.28%
Non-interest-bearing liabilities
Demand deposits	1,138,259			1,290,924			1,452,911
Other liabilities	105,249			120,877			93,966
Total liabilities	4,969,896			5,023,154			4,578,541
Shareholders’ equity	525,766			519,926			436,661
Total liabilities & shareholders’ equity	$5,495,662			$5,543,080			$5,015,202
Net interest income on a fully taxable equivalent basis		29,674			34,431			34,410
Less taxable equivalent adjustment		(253)			(255)			(261)
Net interest income		$29,421			$34,176			$34,149
Net interest spread (5)			1.49%			2.00%			2.76%
Net interest margin (6)			2.26%			2.63%			2.86%

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

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,982,206	$93,064	4.71%	$3,362,216	$58,639	3.52%
Tax-exempt	51,195	960	3.78	46,736	891	3.84
Securities available for sale (3)
Taxable	177,921	1,407	1.59	201,078	1,321	1.32
Securities held to maturity
Taxable	937,944	8,600	1.85	975,034	8,079	1.67
Tax-exempt	94,311	1,462	3.13	102,922	1,622	3.18
Cash and cash equivalents	44,074	490	2.24	97,811	96	0.20
Total interest-earning assets (4)	5,287,651	105,983	4.04%	4,785,797	70,648	2.98%
Non-interest-earning assets	269,531			235,499
Allowance for credit losses	(37,943)			(34,573)
Total assets	$5,519,239			$4,986,723
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$1,015,934	$7,011	1.39%	$753,808	$94	0.03%
Savings accounts	697,579	2,826	0.82	911,430	358	0.08
Money market accounts	1,049,941	13,753	2.64	1,195,141	3,101	0.52
Certificates of deposit	663,020	12,394	3.77	136,545	187	0.28
Total interest-bearing deposits	3,426,474	35,984	2.12%	2,996,924	3,740	0.25%
Other borrowed funds	242,713	5,893	4.90	36,663	387	2.13
Total interest-bearing liabilities	3,669,187	41,877	2.30%	3,033,587	4,127	0.27%
Non-interest-bearing liabilities
Demand deposits	1,214,170			1,420,839
Other liabilities	113,020			95,661
Total liabilities	4,996,377			4,550,087
Shareholders’ equity	522,862			436,636
Total liabilities & shareholders’ equity	$5,519,239			$4,986,723
Net interest income on a fully taxable equivalent basis		64,106			66,521
Less taxable equivalent adjustment		(509)			(528)
Net interest income		$63,597			$65,993
Net interest spread (5)			1.74%			2.70%
Net interest margin (6)			2.44%			2.80%

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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared with			Compared with
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$5,609	$11,887	$17,496	$12,106	$22,319	$34,425
Tax-exempt	43	(7)	36	84	(15)	69
Securities available for sale
Taxable	(85)	107	22	(163)	249	86
Securities held to maturity
Taxable	(376)	322	(54)	(316)	837	521
Tax-exempt	(59)	(14)	(73)	(134)	(26)	(160)
Cash and cash equivalents	(11)	133	122	(80)	474	394
Total interest income	$5,121	$12,428	$17,549	$11,497	$23,838	$35,335
Interest expense
Deposits
Checking accounts	$42	$4,893	$4,935	$44	$6,873	$6,917
Savings accounts	(72)	1,360	1,288	(103)	2,571	2,468
Money market accounts	(350)	6,111	5,761	(421)	11,073	10,652
Certificates of deposit	1,310	4,902	6,212	2,852	9,355	12,207
Total interest-bearing deposits	930	17,266	18,196	2,372	29,872	32,244
Other borrowed funds	3,025	1,064	4,089	4,472	1,034	5,506
Total interest expense	$3,955	$18,330	$22,285	$6,844	$30,906	$37,750
Change in net interest income	$1,166	$(5,902)	$(4,736)	$4,653	$(7,068)	$(2,415)

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the three months ended June 30, 2023 was 2.21%, representing a 60 basis point decrease from the adjusted net interest margin of 2.81% for the three months ended June 30, 2022.

	Three Months Ended
	June 30, 2023
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,263,377
Net interest income on a fully taxable equivalent basis (GAAP)		$29,674
Net interest margin on a fully taxable equivalent basis (GAAP)			2.26%
Less: Accretion of loan fair value adjustments (GAAP)		(670)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,263,377	$29,004	2.21%

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the six months ended June 30, 2023 was 2.39%, representing a 35 basis point decrease from the adjusted net interest margin of 2.74% for the six months ended June 30, 2022.

	Six Months Ended
	June 30, 2023
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,287,651
Net interest income on a fully taxable equivalent basis (GAAP)		$64,106
Net interest margin on a fully taxable equivalent basis (GAAP)			2.44%
Less: Accretion of loan fair value adjustments (GAAP)		(1,313)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,287,651	$62,793	2.39%

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

As of June 30, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(0.8)	12.3
+200	(0.6)	12.0
+100	(0.2)	12.4
–100	0.5	11.9
–200	(0.4)	9.5

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of June 30, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(0.8)	10.9
–100	(1.8)	12.7
–200	(3.8)	11.4

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

The Bank’s economic value of equity analysis as of June 30, 2023, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 15.8% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 11.4%. This shock scenario assumes an instantaneous increase in deposit and wholesale funding rates at June 30, 2023 levels with no benefit assumed of asset repricing into a higher rate environment. At the same date, the analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 11.4% increase in the economic value of equity, resulting in an economic value of equity ratio of 13.3%. This shock scenario assumes an instantaneous decrease in deposit and wholesale funding rates at June 30, 2023 levels, while assets are valued in a lower rate environment. The falling rate shocks for the economic value of equity analysis result in improved valuations as the cost to replace the Bank’s core deposits is reduced but is more than offset by the increased value of the bank’s assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices. The Company’s Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike industrial companies, the Company's assets and liabilities are primarily monetary in nature. As a result, generally speaking, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, entering into repurchase agreements, and purchasing wholesale certificates of deposit as its secondary sources. At June 30, 2023, the Company had access to funds totaling $2.61 billion, inclusive of approximately $177.3 million estimated availability as part of the FRB’s BTFP.

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

Capital Adequacy. Total shareholders’ equity was $527.0 million at June 30, 2023, as compared to $517.6 million at December 31, 2022. The Company’s equity increased primarily due to net income of $19.5 million, partially offset by dividend payments of $10.5 million. Based on past performance and current expectations, the Company believes that cash from operations, cash, cash equivalents, investments, and other sources of liquidity will satisfy its currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with its operations through the next 12 months and the reasonably foreseeable future.

The Company and the Bank are subject to various regulatory capital requirements. As of June 30, 2023, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders’ equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, please refer to the “Risk Factors” sections in the 2022 Annual Report and the Quarterly Report on Form for the fiscal quarter ended March 31, 2023 (the “Prior Form 10-Q”), filed with the SEC on May 4, 2023, which are accessible on the SEC’s website at www.sec.gov.

Aside from the following risk factors, there have been no material changes to the risk factors previously disclosed in the 2022 Annual Report and the Prior Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2023:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
April 1 to April 30, 2023	—	$—
May 1 to May 31, 2023	225	$51.44
June 1 to June 30, 2023	—	$—
Total	225
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 14, 2023, the Board authorized a share repurchase program (the “2023 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2022, with such purchases occurring prior to March 13, 2024, provided that the aggregate purchase price does not exceed $32.4 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2023 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2022 Repurchase Program may be suspended or discontinued at any time. The 2023 Repurchase Program replaces the 2022 Repurchase Program which expired on March 14, 2023. The Company did not repurchase any shares under its Repurchase Program during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase of Company securities that was intended to satisfy the affirmative defense conditions of Rule 1-b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

August 3, 2023	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

August 3, 2023
	By:	/s/ Joseph P. Sapienza
Joseph P. Sapienza
Interim Chief Financial Officer, Senior Vice President (Principal Financial Officer and Principal Accounting Officer)