Form 10-Q
period 2023-09-30
CAMBRIDGE BANCORP
filed 2023-11-02
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2023 the registrant had 7,846,391 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(dollars in thousands, except share information)
Assets
Cash and cash equivalents	$25,353	$30,719
Investment securities
Available for sale, at fair value (amortized cost $167,903 and $182,027, respectively)	136,253	153,416
Held to maturity, at amortized cost (fair value $784,636 and $885,586, respectively)	980,591	1,051,997
Total investment securities	1,116,844	1,205,413

Loans held for sale, at lower of cost or fair value	614	—
Loans
Residential mortgage	1,627,460	1,648,838
Commercial mortgage	1,922,455	1,914,423
Home equity	93,364	111,351
Commercial and industrial	355,796	350,650
Consumer	28,892	37,594
Total loans	4,027,967	4,062,856
Less: allowance for credit losses on loans	(38,194)	(37,774)
Net loans	3,989,773	4,025,082
Federal Home Loan Bank of Boston Stock, at cost	12,321	6,264
Bank owned life insurance	35,063	34,484
Banking premises and equipment, net	22,297	23,297
Right-of-use asset operating leases	22,095	25,098
Deferred income taxes, net	16,495	17,990
Accrued interest receivable	15,255	14,118
Goodwill	64,539	64,539
Merger-related intangibles, net	6,773	7,443
Other assets	124,608	105,290
Total assets	$5,452,030	$5,559,737
Liabilities
Deposits
Demand	$1,036,849	$1,366,395
Interest-bearing checking	1,134,270	908,961
Money market	1,005,820	1,162,773
Savings	560,597	790,628
Certificates of deposit	828,390	586,619
Total deposits	4,565,926	4,815,376
Borrowings	233,905	105,212
Operating lease liabilities	24,196	27,413
Other liabilities	101,972	94,184
Total liabilities	4,925,999	5,042,185
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,846,041 shares, and 7,796,440 shares, respectively	7,846	7,796
Additional paid-in capital	294,025	293,186
Retained earnings	247,714	237,369
Accumulated other comprehensive loss	(23,554)	(20,799)
Total shareholders’ equity	526,031	517,552
Total liabilities and shareholders’ equity	$5,452,030	$5,559,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$49,535	$34,056	$142,599	$92,695
Interest on tax-exempt loans	398	367	1,156	1,071
Interest on taxable investment securities	4,837	5,101	14,844	14,501
Interest on tax-exempt investment securities	541	601	1,696	1,882
Dividends on FHLB of Boston stock	254	106	666	163
Interest on overnight investments	133	41	623	137
Total interest and dividend income	55,698	40,272	161,584	110,449
Interest expense
Interest on deposits	24,164	2,846	60,148	6,586
Interest on borrowed funds	2,887	1,148	8,780	1,535
Total interest expense	27,051	3,994	68,928	8,121
Net interest and dividend income	28,647	36,278	92,656	102,328
Provision for credit losses	195	612	335	200
Net interest and dividend income after provision for credit losses	28,452	35,666	92,321	102,128
Noninterest income
Wealth management revenue	8,513	8,239	24,526	24,935
Deposit account fees	852	841	2,599	2,079
ATM/Debit card income	403	413	1,328	1,219
Bank owned life insurance income	197	144	576	1,674
Gain on loans sold, net	27	—	40	98
Loan related derivative income	58	213	285	554
Other income	499	593	1,939	2,387
Total noninterest income	10,549	10,443	31,293	32,946
Noninterest expense
Salaries and employee benefits	17,272	17,341	52,744	51,780
Occupancy and equipment	3,602	3,511	10,920	10,666
Data processing	2,485	2,592	7,728	7,838
Professional services	1,089	749	3,075	2,883
Marketing	535	731	1,619	1,173
FDIC insurance	770	453	1,917	1,380
Non-operating expenses	2,567	150	6,482	396
Other expenses	1,329	814	3,837	2,397
Total noninterest expense	29,649	26,341	88,322	78,513
Income before income taxes	9,352	19,768	35,292	56,561
Income tax expense	2,808	5,152	9,217	14,971
Net income	$6,544	$14,616	$26,075	$41,590
Share data:
Weighted average shares outstanding, basic	7,840,197	6,971,583	7,825,195	6,961,833
Weighted average shares outstanding, diluted	7,862,584	7,018,832	7,848,061	7,010,197
Basic earnings per share	$0.83	$2.09	$3.33	$5.94
Diluted earnings per share	$0.83	$2.07	$3.32	$5.90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)
Net income	$6,544	$14,616	$26,075	$41,590
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(2,504)	(6,402)	(2,228)	(18,766)
Total unrealized gains (losses) on available for sale securities	(2,504)	(6,402)	(2,228)	(18,766)
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(387)	(150)	(842)	(1,633)
Less: reclassification adjustment for gains (losses) realized in net income	107	14	315	(710)
Total unrealized losses on interest rate swaps	(280)	(136)	(527)	(2,343)
Other comprehensive income (loss)	(2,784)	(6,538)	(2,755)	(21,109)
Comprehensive income	$3,760	$8,078	$23,320	$20,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at June 30, 2022	$7,007	$229,918	$220,907	$(15,781)	$442,051
Net income	—	—	14,616	—	14,616
Other comprehensive income (loss)	—	—	—	(6,538)	(6,538)
Share based compensation and other share-based activity	—	645	—	—	645
Dividends declared ($0.64 per share)	—	—	(4,484)	—	(4,484)
Balance at September 30, 2022	$7,007	$230,563	$231,039	$(22,319)	$446,290

Balance at June 30, 2023	$7,846	$293,500	$246,428	$(20,770)	$527,004
Net income	—	—	6,544	—	6,544
Other comprehensive income (loss)	—	—	—	(2,784)	(2,784)
Share based compensation and other share-based activity	—	525	—	—	525
Dividends declared ($0.67 per share)	—	—	(5,258)	—	(5,258)
Balance at September 30, 2023	$7,846	$294,025	$247,714	$(23,554)	$526,031

	Nine Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	41,590	—	41,590
Other comprehensive income (loss)	—	—	—	(21,109)	(21,109)
Share based compensation and other share-based activity	39	1,358	—	—	1,397
Dividends declared ($1.92 per share)	—	—	(13,425)	—	(13,425)
Balance at September 30, 2022	$7,007	$230,563	$231,039	$(22,319)	$446,290

Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552
Net income	—	—	26,075	—	26,075
Other comprehensive income (loss)	—	—	—	(2,755)	(2,755)
Share based compensation and other share-based activity	50	839	—	—	889
Dividends declared ($2.01 per share)	—	—	(15,730)	—	(15,730)
Balance at September 30, 2023	$7,846	$294,025	$247,714	$(23,554)	$526,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,075	$41,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Release of) credit losses	335	200
Amortization (accretion) of deferred charges and fees, net	1,889	1,782
Depreciation (accretion), and amortization, net	904	737
Bank owned life insurance income	(576)	(1,674)
Share-based compensation and other share-based activity	889	1,397
Change in accrued interest receivable	(1,137)	(2,096)
Deferred income tax expense	2,504	2,103
Change in loans held for sale	(614)	1,490
Change in other assets, net	(20,249)	(45,962)
Change in other liabilities, net	14,407	23,786
Net cash provided by operating activities	24,427	23,353
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(476,891)	(924,800)
Proceeds from principal payments of loans	506,622	640,492
Purchase of loans	—	(23,655)
Proceeds from calls/maturities of securities available for sale	13,939	24,205
Purchase of securities available for sale	—	(10,170)
Proceeds from calls/maturities of securities held to maturity	70,557	106,624
Purchase of securities held to maturity	—	(205,063)
Death benefit on bank-owned life insurance	—	4,025
Redemption on bank-owned life insurance	—	10,811
(Purchase) redemption of FHLB of Boston stock	(6,057)	(7,867)
Purchase of banking premises and equipment	(1,245)	(1,464)
Net cash provided by (used in) investing activities	106,925	(386,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(491,221)	(105,596)
Change in certificates of deposit	241,540	55,921
Change in borrowings	128,693	277,998
Cash dividends paid on common stock	(15,730)	(13,425)
Net cash (used in) provided by financing activities	(136,718)	214,898
Net change in cash and cash equivalents	(5,366)	(148,611)
Cash and cash equivalents at beginning of period	30,719	180,153
Cash and cash equivalents at end of period	$25,353	$31,542
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62,841	$8,052
Income taxes	11,620	18,917

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of September 30, 2023 and December 31, 2022, and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

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

3. Subsequent Events

Management has reviewed events occurring through November 2, 2023, the date the unaudited consolidated financial statements were available to be issued and determined that no other subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The amendments in this ASU allow multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The amendments in this ASU also clarify the accounting for and promote consistency in the reporting of hedge basis adjustments applicable to both a single hedged layer and multiple hedged layers. These amendments are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2023 and provided the additional disclosures required for the Company’s fair value hedging relationships.

5. Cash and cash equivalents

At September 30, 2023 and December 31, 2022, cash and cash equivalents totaled $25.4 million and $30.7 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at September 30, 2023, or December 31, 2022. See Note 16 - Derivative and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,998	$—	$(3,512)	$19,486	$22,997	$—	$(3,264)	$19,733
Mortgage-backed securities	144,905	1	(28,139)	116,767	158,034	3	(25,354)	132,683
Corporate debt securities	—	—	—	—	996	4	—	1,000
Total available for sale securities	$167,903	$1	$(31,651)	$136,253	$182,027	$7	$(28,618)	$153,416

Held to maturity securities
U.S. Treasury Notes	$4,023	$—	$(43)	$3,980	$3,970	$—	$(18)	$3,952
Mortgage-backed securities	890,160	2	(182,990)	707,172	951,372	4	(157,208)	794,168
Corporate debt securities	250	—	(4)	246	250	—	(6)	244
Municipal securities	86,158	—	(12,920)	73,238	96,405	88	(9,271)	87,222
Total held to maturity securities	$980,591	$2	$(195,957)	$784,636	$1,051,997	$92	$(166,503)	$885,586
Total	$1,148,494	$3	$(227,608)	$920,889	$1,234,024	$99	$(195,121)	$1,039,002

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s investment securities with gross unrealized losses for which an allowance for credit losses has not been recorded at September 30, 2023 or at December 31, 2022, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$19,486	$(3,512)	$19,486	$(3,512)
Mortgage-backed securities	170	(5)	116,498	(28,134)	116,668	(28,139)
Total available for sale securities	$170	$(5)	$135,984	$(31,646)	$136,154	$(31,651)

Held to maturity securities
U.S. Treasury Notes	$3,980	$(43)	$—	$—	$3,980	$(43)
Mortgage-backed securities	—	—	706,702	(182,990)	706,702	(182,990)
Corporate debt securities	—	—	246	(4)	246	(4)
Municipal securities	31,670	(1,420)	41,568	(11,500)	73,238	(12,920)
Total held to maturity securities	$35,650	$(1,463)	$748,516	$(194,494)	$784,166	$(195,957)
Total	$35,820	$(1,468)	$884,500	$(226,140)	$920,320	$(227,608)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$10,722	$(2,278)	$9,012	$(986)	$19,734	$(3,264)
Mortgage-backed securities	41,832	(3,097)	90,545	(22,257)	132,377	(25,354)
Total available for sale securities	$52,554	$(5,375)	$99,557	$(23,243)	$152,111	$(28,618)

Held to maturity securities
U.S. Treasury Notes	$3,952	$(18)	$—	$—	$3,952	$(18)
Mortgage-backed securities	230,708	(22,362)	562,835	(134,846)	793,543	(157,208)
Corporate debt securities	243	(6)	—	—	243	(6)
Municipal securities	51,969	(4,388)	13,714	(4,883)	65,683	(9,271)
Total held to maturity securities	$286,872	$(26,774)	$576,549	$(139,729)	$863,421	$(166,503)
Total	$339,426	$(32,149)	$676,106	$(162,972)	$1,015,532	$(195,121)

As of September 30, 2023, 464 debt securities had gross unrealized losses, with an aggregate depreciation of 19.8% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $2.5 million, or 28.0% of its amortized cost. The largest unrealized loss percentage of any single security was 44.1% of its amortized cost, or $1.0 million.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of September 30, 2023.

The Company had no pledged securities as collateral for repurchase agreements at September 30, 2023. The Company pledged U.S. Government obligations with an amortized cost of $9.1 million and a fair value of $8.0 million as collateral for repurchase agreements at December 31, 2022.

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

The accrued interest receivable on held to maturity securities totaled $2.0 million and $2.2 million as of September 30, 2023 and December 31, 2022 and is included within accrued interest receivable on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on held to maturity securities during either the three or nine months ended September 30, 2023 or 2022. No securities held by the Company were delinquent on contractual payments as of either September 30, 2023 or December 31, 2022, nor were any securities placed on non-accrual status during the nine and twelve month periods then ended.

	September 30, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,998	$9,139	$5,000	$4,243	$8,000	$6,104	$22,998	$19,486
Mortgage-backed securities	—	—	12,119	11,282	37,607	30,222	95,179	75,263	144,905	116,767
Corporate debt securities	—	—	—	—	—	—	—	—	—	—
Total available for sale securities	$—	$—	$22,117	$20,421	$42,607	$34,465	$103,179	$81,367	$167,903	$136,253

Held to maturity securities
U.S. Treasury Notes	$3,064	$3,040	$959	$940	$—	$—	$—	$—	$4,023	$3,980
Mortgage-backed securities	—	—	24,211	22,481	50,175	41,070	815,774	643,621	890,160	707,172
Corporate debt securities	250	246	—	—	—	—	—	—	250	246
Municipal securities	3,559	3,541	22,455	21,576	22,583	20,739	37,561	27,382	86,158	73,238
Total held to maturity securities	$6,873	$6,827	$47,625	$44,997	$72,758	$61,809	$853,335	$671,003	$980,591	$784,636
Total	$6,873	$6,827	$69,742	$65,418	$115,365	$96,274	$956,514	$752,370	$1,148,494	$920,889

There were no sales of investment securities during the three and nine months ended September 30, 2023 or September 30, 2022.

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. Credit ratings are opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and are generally considered to be of low risk. At September 30, 2023 and December 31, 2022 respectively, the Company’s debt securities portfolio did not contain any securities below investment grade, as reported by major credit rating agencies. At September 30, 2023 and December 31, 2022, respectively, none of the Company's investment securities were delinquent or in non-accrual status.

The following tables summarize the credit rating of the Company’s debt securities portfolio at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$116,767	$—	$—	$19,486	$—	$136,253
Total available for sale securities	$116,767	$—	$—	$19,486	$—	$136,253
Held to maturity securities, at amortized cost
AAA/AA/A	$890,160	$250	$86,158	$—	$4,023	$980,591
Total held to maturity securities	$890,160	$250	$86,158	$—	$4,023	$980,591

	December 31, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$132,683	$—	$—	$19,733	$—	$152,416
BBB/BB/B	—	1,000	—	—	—	1,000
Total available for sale securities	$132,683	$1,000	$—	$19,733	$—	$153,416
Held to maturity securities, at amortized cost
AAA/AA/A	$951,372	$250	$96,405	$—	$3,970	$1,051,997
Total held to maturity securities	$951,372	$250	$96,405	$—	$3,970	$1,051,997

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

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$802,631	$902,968
Mortgages - adjustable rate	766,104	703,958
Construction	52,048	35,299
Deferred costs, net of unearned fees	6,677	6,613
Total residential mortgages	1,627,460	1,648,838

Commercial mortgage
Mortgages - non-owner occupied	1,641,197	1,592,732
Mortgages - owner occupied	168,725	183,591
Construction	110,301	135,782
Deferred costs, net of unearned fees	2,232	2,318
Total commercial mortgages	1,922,455	1,914,423

Home equity
Home equity - lines of credit	90,230	108,961
Home equity - term loans	2,886	2,098
Deferred costs, net of unearned fees	248	292
Total home equity	93,364	111,351

Commercial and industrial
Commercial and industrial	354,368	349,026
Paycheck Protection Program loans	841	1,384
Unearned fees, net of deferred costs	587	240
Total commercial and industrial	355,796	350,650

Consumer
Secured	27,312	35,679
Unsecured	1,565	1,897
Deferred costs, net of unearned fees	15	18
Total consumer	28,892	37,594
Total loans	$4,027,967	$4,062,856

The balance of accrued interest receivable excluded from amortized cost and the calculation of the allowance for credit losses amounted to $13.0 million and $11.6 million as of September 30, 2023 and December 31, 2022, respectively, and is included within accrued interest receivable on the Consolidated Balance Sheets.

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	September 30, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$6,742	$583	$384	$69	$7,778
Total	$6,742	$583	$384	$69	$7,778

	December 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,733	$311	$722	$73	$5,839
Troubled debt restructurings	622	—	—	81	$703
Total	$5,355	$311	$722	$154	$6,542

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status. The Company did not record any interest income on non-accrual loans during the years ended September 30, 2023 and December 31, 2022.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2023 and December 31, 2022.

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

At September 30, 2023, the Company had no loan modifications or restructurings due to borrower financial difficulty.

Foreclosure proceedings

As of September 30, 2023, there were four loans in process of foreclosure with a carrying value of approximately $1.7 million. All of these loans are secured by one to four family residential property. As of December 31, 2022, there were no loans in process of foreclosure.

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

With respect to commercial real estate mortgages and commercial loans, the Company utilizes a 10-grade internal loan rating system as an indicator of credit quality. The grades are as follows:

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
•
Loans rated 10 (Loss) – These loans are considered uncollectible and continuance as a bankable asset is not warranted.

The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of September 30, 2023

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$69,513	$334,679	$509,090	$281,397	$112,467	$313,572	$—	$1,620,718
Non-performing	—	—	—	197	1,741	4,804	—	6,742
Total	$69,513	$334,679	$509,090	$281,594	$114,208	$318,376	$—	$1,627,460
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Current	$4,904	$4,335	$2,590	$1,554	$3,037	$14,635	$61,925	$92,980
Non-performing	—	—	—	—	—	384	—	384
Total	$4,904	$4,335	$2,590	$1,554	$3,037	$15,019	$61,925	$93,364
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Current	$9,346	$8,080	$3,765	$2,713	$693	$3,733	$562	$28,892
Non-performing	—	—	—	—	—	—	—	—
Total	$9,346	$8,080	$3,765	$2,713	$693	$3,733	$562	$28,892
Current-period gross write-offs	$—	$—	$—	$—	$—	$61	$—	$61

	Credit Quality Indicator - by Origination Year as of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$39,862	$460,104	$369,863	$228,365	$265,300	$475,177	$—	$1,838,671
7 (Special Mention)	1,836	—	—	2,059	43,905	26,138	—	73,938
8 (Substandard)	—	—	—	—	—	9,846	—	9,846
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$41,698	$460,104	$369,863	$230,424	$309,205	$511,161	$—	$1,922,455
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$46,078	$127,841	$52,592	$53,802	$22,634	$41,426	$405	$344,778
7 (Special Mention)	572	5,118	121	2,795	183	121	10	8,920
8 (Substandard)	—	—	—	264	1,701	133	—	2,098
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$46,650	$132,959	$52,713	$56,861	$24,518	$41,680	$415	$355,796
Current-period gross write-offs	$—	$—	$—	$—	$—	$62	$—	$62

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$314,599	$511,217	$276,698	$113,251	$77,620	$350,098	$—	$1,643,483
Non-performing	—	—	206	315	684	4,150	—	5,355
Total	$314,599	$511,217	$276,904	$113,566	$78,304	$354,248	$—	$1,648,838

Home equity:
Current	$3,611	$—	$—	$58	$360	$481	$106,119	$110,629
Non-performing	—	—	—	—	—	—	722	722
Total	$3,611	$—	$—	$58	$360	$481	$106,841	$111,351

Consumer:
Current	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594
Non-performing	—	—	—	—	—	—	—	—
Total	$13,214	$8,482	$5,353	$444	$2,078	$7,424	$599	$37,594

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$411,927	$330,593	$222,073	$260,588	$125,398	$489,564	$—	$1,840,143
7 (Special Mention)	—	—	4,562	41,578	21,697	6,132	—	73,969
8 (Substandard)	—	—	—	—	—	311	—	311
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$411,927	$330,593	$226,635	$302,166	$147,095	$496,007	$—	$1,914,423
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$128,301	$67,727	$62,025	$28,557	$18,794	$36,836	$475	$342,715
7 (Special Mention)	—	4,211	130	161	407	121	10	5,040
8 (Substandard)	—	—	628	2,102	81	84	—	2,895
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$128,301	$71,938	$62,783	$30,820	$19,282	$37,041	$485	$350,650

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	September 30, 2023
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$20,158	$1,064	$2,964	$24,186	$1,603,274	$1,627,460
Commercial mortgage	667	—	—	667	1,921,788	1,922,455
Home equity	1,202	28	282	1,512	91,852	93,364
Commercial and industrial	21	363	9	393	355,403	355,796
Consumer	7	—	—	7	28,885	28,892
Total	$22,055	$1,455	$3,255	$26,765	$4,001,202	$4,027,967

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$11,359	$1,454	$1,809	$14,622	$1,634,216	$1,648,838
Commercial mortgage	—	—	—	—	1,914,423	1,914,423
Home equity	962	393	214	1,569	109,782	111,351
Commercial and industrial	65	269	—	334	350,316	350,650
Consumer	81	—	—	81	37,513	37,594
Total	$12,467	$2,116	$2,023	$16,606	$4,046,250	$4,062,856

There were no loans 90 days or more past due and still accruing at September 30, 2023 or December 31, 2022.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at September 30, 2023 and December 31, 2022.

Allowance for Credit Losses

The following tables contain changes in the allowance for credit losses disaggregated by loan category:

	Three Months Ended September 30, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June 30, 2023	$13,597	$19,299	$468	$4,252	$457	$—	$38,073
Charge-offs	—	—	—	(51)	(36)	—	(87)
Recoveries	—	—	—	9	4	—	13
Provision for (release of) credit losses - loan portfolio	(4,676)	3,665	150	843	213	—	195
Allowance for credit losses - loan portfolio at September 30, 2023	$8,921	$22,964	$618	$5,053	$638	$—	$38,194
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	—	—
Allowance for credit losses- unfunded commitments at September 30, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Total allowance for credit loss	$8,921	$22,964	$618	$5,053	$638	$1,931	$40,125

	Nine Months Ended September 30, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2022	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Charge-offs	—	—	—	(62)	(61)	—	(123)
Recoveries	—	—	—	28	15	—	43
Provision for (release of) credit losses - loan portfolio	(4,400)	3,878	45	934	43	—	500
Allowance for credit losses - loan portfolio at September 30, 2023	$8,921	$22,964	$618	$5,053	$638	$—	$38,194
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$2,096	$2,096
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	(165)	(165)
Allowance for credit losses- unfunded commitments at September 30, 2023	$—	$—	$—	$—	$—	$1,931	$1,931
Total allowance for credit loss	$8,921	$22,964	$618	$5,053	$638	$1,931	$40,125

	Three Months Ended September 30, 2022
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at June 30, 2022	$12,639	$17,767	$400	$2,852	$466	$—	$34,124
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	10	—	—	10
Provision for (release of) credit losses - loan portfolio	604	(538)	48	549	(49)	—	614
Allowance for credit losses - loan portfolio at September 30, 2022	$13,243	$17,229	$448	$3,411	$417	$—	$34,748
Allowance for credit losses - unfunded commitments:
Balance at June 30, 2022	$—	$—	$—	$—	$—	$1,371	$1,371
Release of credit losses - unfunded commitments	—	—	—	—	—	(2)	(2)
Allowance for credit losses- unfunded commitments at September 30, 2022	—	—	—	—	—	1,369	1,369
Total allowance for credit loss	$13,243	$17,229	$448	$3,411	$417	$1,369	$36,117

	Nine Months Ended September 30, 2022
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Charge-offs	—	—	—	(3)	(28)	—	(31)
Recoveries	—	—	—	56	12	—	68
Provision for (release of) credit losses - loan portfolio	(140)	96	42	369	(152)	—	215
Allowance for credit losses - loan portfolio at September 30, 2022	$13,243	$17,229	$448	$3,411	$417	$—	$34,748
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Release of credit losses - unfunded commitments	—	—	—	—	—	(15)	(15)
Allowance for credit losses- unfunded commitments at September 30, 2022	—	—	—	—	—	1,369	1,369
Total allowance for credit loss	$13,243	$17,229	$448	$3,411	$417	$1,369	$36,117

8. Income Taxes

The Company’s effective tax rate was 30.0% and 26.1% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 26.1% and 26.5% for the three and nine months ended September 30, 2022, respectively.

Net deferred tax assets totaled $16.5 million and $18.0 million at September 30, 2023 and December 31, 2022, respectively. The Company did not record a valuation allowance for deferred tax assets at September 30, 2023 or December 31, 2022.

The components of income tax expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Current income tax expense
Federal	$1,747	$4,058	$4,779	$9,021
State	723	1,863	1,934	3,847
Total current income tax expense	$2,470	$5,921	$6,713	$12,868

Deferred income tax expense (benefit)
Federal	$231	$(529)	$1,768	$1,435
State	107	(240)	736	668
Total deferred income tax expense (benefit)	338	(769)	2,504	2,103
Total income tax expense	$2,808	$5,152	$9,217	$14,971

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$68	$100	$5	$6
Interest cost	451	328	100	65	7	4
Expected return on assets	(801)	(968)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	—	7	(5)	—
Net periodic benefit cost (credit)	$(350)	$(640)	$168	$172	$7	$10

	Nine Months Ended September 30,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$204	$299	$13	$20
Interest cost	1,354	982	300	195	18	14
Expected return on assets	(2,403)	(2,907)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	—	21	(16)	—
Net periodic benefit cost (credit)	$(1,049)	$(1,925)	$504	$515	$15	$34

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three and nine months ended September 30, 2023 and 2022, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2023.

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

Total expenses related to the PSP and ESOP for the three months ended September 30, 2023 and September 30, 2022 were $653,000 and $1.1 million, respectively. Total expenses related to the PSP and ESOP for the nine months ended September 30, 2023 and September 30, 2022 were $2.2 million and $3.5 million, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. There were no expenses related to the DC SERP for the three months ended September 30, 2023 and $68,000 for the three months ended September 30, 2022. Total expenses related to the DC SERP for the nine months ended September 30, 2023, and September 30, 2022, were $25,000 and $203,000, respectively.

10. share based compensation

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three and nine months ended September 30, 2023, the Company issued the following RSAs and RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs vest either over a three-year or five-year period. RSUs vest over a three-year period. The fair value of RSAs and RSUs are based upon the closing price of the Company’s common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of RSUs do not participate in the rewards of stock ownership of the Company until they are vested.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Type of Award	Shares Granted	Weighted Average Fair Value Per Share at Grant Date	Shares Granted	Weighted Average Fair Value Per Share at Grant Date
RSAs	882	$56.75	16,348	$81.47
RSUs	9,693	$56.75	28,946	$53.94

Performance-Based Restricted Stock Units (“PRSUs”)

During the three and nine months ended September 30, 2023, the Company granted PRSUs from the 2017 Plan, as shown in the table below. PRSUs are subject to a three-year performance period and are earned based on performance factors, as determined, at the time of grant.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Type of Award	Shares Granted	Weighted Average Fair Value Per Share at Grant Date	Shares Granted	Weighted Average Fair Value Per Share at Grant Date
PRSUs	—	$—	31,744	$59.19

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Share based compensation expense	$589	$697	$1,759	$2,288
Related tax benefits	$164	$195	$491	$639

Share-based activity in the statement of changes in shareholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. There were no shares issued under the 2017 Plan for the three months ended September 30, 2023. Total shares issued under the 2017 Plan for the nine months ended September 30, 2023 were 12,195. There were no shares issued under the 2017 Plan for the three months ended September 30, 2022. The total shares issued under the 2017 Plan for the nine months ended September 30, 2022 was 6,776.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$1,029,129	$1,073,567
Origination of new loans	19,112	25,411
Standby letters of credit	35,334	24,234
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	458	250

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2023 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
Operating lease cost	$1,696	$1,742
Variable lease cost (cost excluded from lease payments)	5	11
Sublease income	(128)	(66)
Total operating lease cost	$1,573	$1,687
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,845	$1,811
Operating Lease - operating cash flows (liability reduction)	1,661	1,599
Weighted average lease term - operating leases	5.06 Years	5.65 Years
Weighted average discount rate - operating leases	2.99%	2.99%

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Operating lease cost	$5,106	$5,228
Variable lease cost (cost excluded from lease payments)	19	30
Sublease income	(384)	(173)
Total operating lease cost	$4,741	$5,085
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$5,509	$5,449
Operating Lease - operating cash flows (liability reduction)	4,951	4,790
Weighted average lease term - operating leases	5.06 Years	5.65 Years
Weighted average discount rate - operating leases	2.99%	2.99%

The total minimum lease payments due in future periods under these agreements in effect at September 30, 2023 were as follows:

Future Minimum
September 30, 2023	Lease Payments
(dollars in thousands)
Remainder of 2023	$2,418
2024	6,705
2025	5,719
2026	4,472
2027	2,675
Thereafter	6,286
Total minimum lease payments	$28,275
Less: interest	(4,079)
Total lease liability	$24,196

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $1.9 million and $1.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Total rental expense was $5.6 million for the nine months ended September 30, 2023 and $5.5 million for the nine months ended September 30, 2022, respectively.

13. Shareholders’ Equity

As of September 30, 2023 and December 31, 2022, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2023
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$518,398	14.2%	$383,672	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	478,273	13.1%	310,591	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	478,273	13.1%	255,781	7.0%	N/A	N/A
Tier 1 capital (to average assets)	478,273	8.8%	216,714	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$496,819	13.6%	$383,636	10.5%	$365,368	10.0%
Tier 1 capital (to risk-weighted assets)	456,694	12.5%	310,563	8.5%	292,294	8.0%
Common equity tier I capital (to risk-weighted assets)	456,694	12.5%	255,757	7.0%	237,489	6.5%
Tier 1 capital (to average assets)	456,694	8.4%	216,700	4.0%	270,875	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$506,239	13.5%	$393,285	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	466,369	12.5%	318,373	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	466,369	12.5%	262,190	7.0%	N/A	N/A
Tier 1 capital (to average assets)	466,369	8.5%	219,309	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$490,175	13.1%	$393,246	10.5%	$374,520	10.0%
Tier 1 capital (to risk-weighted assets)	450,305	12.0%	318,342	8.5%	299,616	8.0%
Common equity tier I capital (to risk-weighted assets)	450,305	12.0%	262,164	7.0%	243,438	6.5%
Tier 1 capital (to average assets)	450,305	8.2%	219,296	4.0%	274,120	5.0%

14. Other Comprehensive INcome (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”) (“AOCL”) during the periods, by component, net of tax:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$(3,388)	$884	$(2,504)	$(8,575)	$2,173	$(6,402)
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(536)	149	(387)	(209)	59	(150)
Reclassification adjustment for (losses) income recognized in net income	148	(41)	107	20	(6)	14
Total other comprehensive income (loss)	$(3,776)	$992	$(2,784)	$(8,764)	$2,226	$(6,538)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$(3,039)	$811	$(2,228)	$(25,170)	$6,404	$(18,766)
Interest rate swaps designated as cash flow hedges					.
Unrealized holding (losses) gains	(1,169)	327	(842)	(2,267)	634	(1,633)
Reclassification adjustment for (losses) income recognized in net income	437	(122)	315	(985)	275	(710)
Total other comprehensive income (loss)	$(3,771)	$1,016	$(2,755)	$(28,422)	$7,313	$(21,109)

Reclassifications out of AOCI and AOCL that have an impact on net income are presented below.

Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	September 30, 2023	September 30, 2022	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(148)	$(20)	Interest on taxable loans
Tax benefit (expense)	41	6	Income tax expense
Net of tax	$(107)	$(14)	Net income

Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 30, 2023	September 30, 2022	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(437)	$985	Interest on taxable loans
Tax benefit (expense)	122	(275)	Income tax expense
Net of tax	$(315)	$710	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$6,544	$14,616	$26,075	$41,590
Less dividends and undistributed earnings allocated to participating securities	(5)	(73)	(22)	(207)
Net income applicable to common shareholders	$6,539	$14,543	$26,053	$41,383
Denominator:
Weighted average common shares outstanding	7,840	6,972	7,825	6,962
Earnings per common share - basic	$0.83	$2.09	$3.33	$5.94
Earnings per common share - diluted:
Numerator:
Net income	$6,544	$14,616	$26,075	$41,590
Less dividends and undistributed earnings allocated to participating securities	(5)	(73)	(22)	(207)
Net income applicable to common shareholders	$6,539	$14,543	$26,053	$41,383
Denominator:
Weighted average common shares outstanding	7,840	6,972	7,825	6,962
Dilutive effect of common stock equivalents	23	47	23	48
Weighted average diluted common shares outstanding	7,863	7,019	7,848	7,010
Earnings per common share - diluted	$0.83	$2.07	$3.32	$5.90

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

During the next twelve months, the Company estimates that $395,000 will be reclassified out of AOCI and AOCL into earnings, as a decrease to interest income.

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

The Company recorded the following amounts on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(dollars in thousands)
Fixed Rate Assets	$493,618	$—	$6,382	$—
Total	$493,618	$—	$6,382	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $689.1 million, the cumulative basis adjustments associated with these hedging relationships was $6.4 million, and the notional amount of the designated hedged items were $500.0 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At September 30, 2023, the Company’s fair value hedges had a weighted average remaining maturity of 1.53 years, and a weighted average fixed rate of 4.16%.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	September 30, 2023
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$799	$—	Other Liabilities	$—
Interest rate contracts-fair value hedging relationships	500,000	Other Assets	6,329	—	Other Liabilities	—
Total derivatives designated as hedging instruments			$7,128			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$492,412	Other Assets	$59,287	$492,412	Other Liabilities	$59,287
Risk participation agreements-out to counterparties	51,681	Other Assets	6	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	83,832	Other Liabilities	18
Total derivatives not designated as hedging instruments			$59,293			$59,305

	December 31, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$1,966	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,966			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$499,619	Other Assets	$50,784	$499,619	Other Liabilities	$50,784
Risk participation agreements-out to counterparties	46,604	Other Assets	23	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	71,046	Other Liabilities	43
Total derivatives not designated as hedging instruments			$50,807			$50,827

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Three Months Ended September 30, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(536)	$—	$(536)	Interest Income	$(148)	$—	$(148)

	Nine Months Ended September 30, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(1,169)	$—	$(1,169)	Interest Income	$(437)	$(96)	$(341)

	Three Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(209)	$59	$(150)	Interest Income	$(20)	$29	$(49)

	Nine Months Ended September 30, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,267)	$634	$(1,633)	Interest Income	$985	$1,129	$(144)

The following tables present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
		September 30, 2023	September 30, 2022
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$50	$(55)

		Amount of Gain or (Loss) Recognized in Income
		Nine Months Ended
		September 30, 2023	September 30, 2022
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$19	$(165)

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at September 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	September 30, 2023
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$66,421	$—	$66,421	$4	$(66,407)	$10

Offsetting of Derivative Liabilities
Derivative Liabilities	$59,305	$—	$59,305	$4	$—	$59,301

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$52,773	$—	$52,773	$48	$(52,130)	$595

Offsetting of Derivative Liabilities
Derivative Liabilities	$50,827	$—	$50,827	$48	$—	$50,875

At September 30, 2023 and December 31, 2022, respectively, there were no derivatives in a net liability position related to these agreements.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$25,353	$25,353	$30,719	$30,719
Securities available for sale	136,253	136,253	153,416	153,416
Securities held to maturity	980,591	784,636	1,051,997	885,586
Loans, net	3,989,773	3,574,502	4,025,082	3,783,051
FHLB of Boston stock	12,321	12,321	6,264	6,264
Accrued interest receivable	15,255	15,255	14,118	14,118
Mortgage servicing rights	1,511	2,345	1,665	2,336
Interest rate contracts - cash flow hedge	799	799	1,966	1,966
Loan level interest rate swaps	59,287	59,287	50,784	50,784
Risk participation agreements out to counterparties	6	6	23	23
Interest rate contracts - fair value hedge	6,329	6,329	—	—

Financial liabilities
Deposits, excluding wholesale deposits	4,082,582	4,078,271	4,433,817	4,429,190
Wholesale deposits	483,344	483,028	381,559	381,505
Borrowings	233,905	232,431	105,212	105,202
Loan level interest rate swaps	59,287	59,287	50,784	50,784
Risk participation agreements in with counterparties	18	18	43	43

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC Topic 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, derivative instruments, and hedges are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, mortgage servicing rights, other real estate owned, and individually evaluated collateral dependent loans. The Company uses an exit price notion for its fair value disclosures.

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,486	$—	$19,486
Mortgage-backed securities	—	116,767	—	116,767
Other assets
Interest rate swaps with clients	—	59,287	—	59,287
Risk participation agreements -out to counterparties	—	6	—	6
Interest rate contracts - cash flow hedge	—	799	—	799
Interest rate contracts - fair value hedge	—	6,329	—	6,329
Other liabilities
Interest rate swaps with counterparties	—	59,287	—	59,287
Risk participation agreements-in with counterparties	—	18	—	18

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,733	$—	$19,733
Mortgage-backed securities	—	132,683	—	132,683
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with clients	—	50,784	—	50,784
Risk participation agreements-out to counterparties	—	23	—	23
Interest rate contracts	—	1,966	—	1,966
Other liabilities
Interest rate swaps with counterparties	—	50,784	—	50,784
Risk participation agreements-in with counterparties	—	43	—	43

The following tables present the carrying value of assets held at September 30, 2023 and December 31, 2022, which were measured at fair value on a non-recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$9,321	$9,321
Total	$—	$—	$9,321	$9,321

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$103	$103
Total	$—	$—	$103	$103

Individually evaluated collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

There were no transfers between levels for the three and nine months ended September 30, 2023 or September 30, 2022.

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

Values Not Determined

In accordance with ASC Topic 820, the Company has not estimated fair values for non-financial assets, such as banking premises and equipment, goodwill, the intangible value of the Company’s portfolio of loans serviced for itself, and the intangible value inherent in the Company’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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
•
the failure to complete the proposed Merger (as defined below) of the Company and the Bank with Eastern Bankshares, Inc. (“Eastern”), imposition of adverse regulatory conditions in connection with regulatory approval of the Merger, disruption to the parties’ businesses as a result of the announcement and pendency of the Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Merger
•
the impact of the COVID-19 pandemic and actions taken in response to the COVID-19 pandemic on consumer confidence and on global and regional economies and economic activity;
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

OVERVIEW

The Company is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of September 30, 2023, the Company had total assets of approximately $5.5 billion. The Bank operates 22 full-service banking offices in Eastern Massachusetts and New Hampshire. As a private bank, the Company focuses on four core services that center around client needs. The Company’s core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s clients consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s Wealth Management Group has five offices, two in Massachusetts in Boston and Wellesley, and three in New Hampshire in Concord, Manchester, and Portsmouth. As of September 30, 2023, the Company had Assets under Management and Administration of approximately $4.3 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company’s wealth management clients value personal service and depend on the commitment and expertise of the Company’s experienced banking, investment, and fiduciary professionals.

The Wealth Management Group customizes its investment portfolios to help clients meet their long-term financial goals. Through development of an appropriate asset allocation and disciplined security and fund selection, the Bank’s in-house investment team targets long-term capital growth while seeking to minimize downside risk. The Company’s internally developed, research-driven process is managed by a skilled team of portfolio managers and analysts. The Company builds portfolios consisting of the best investment ideas, focusing on individual global equities, fixed income securities, exchange-traded funds, and mutual funds.

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

Merger with Eastern Bankshares, Inc.

On September 19, 2023, the Company, the Bank, Eastern, Eastern Bank, Eastern’s subsidiary bank, and Citadel MS 2023, Inc. a direct, wholly owned subsidiary of Eastern (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire the Company and the Bank through the merger of Merger Sub with and into the Company, with the Company as the surviving entity (the “Merger”). As soon as reasonably practicable following the Merger, the Company will merge with and into Eastern, with Eastern as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that following the Holdco Merger, at a time to be determined by Eastern, the Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity. Upon the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of Company common stock, par value $1.00 per share, outstanding immediately prior to the Effective Time, other than certain shares held by Eastern or the Company, will be converted into the right to receive 4.956 shares of common stock (the “Exchange Ratio”), par value $0.01 per share, of Eastern (“Eastern Common Stock”). Company shareholders will receive cash in lieu of fractional shares of Eastern Common Stock (the Exchange Ratio and any cash in lieu of fractional shares collectively, the “Merger Consideration”).

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

Results of Operations

Results of Operations for the three months ended September 30, 2023 and September 30, 2022

General. Net income decreased by $8.1 million, or 55.2%, to $6.5 million for the three months ended September 30, 2023, as compared to net income of $14.6 million for the three months ended September 30, 2022. The decrease was primarily due to lower net interest and dividend income before the provision for credit losses of $7.6 million, higher noninterest expense of $3.3 million, partially offset by lower income tax expense of $2.3 million. Diluted earnings per share were $0.83 for the three months ended September 30, 2023, as compared to a diluted earnings per share of $2.07 for the three months ended September 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses for the three months ended September 30, 2023 decreased by $7.6 million, or 21.0%, to $28.6 million, as compared to $36.3 million for the three months ended September 30, 2022, primarily due to higher costs of funds, partially offset by an increase in average earning assets and higher yields on earning assets.

•
Interest on loans increased by $15.5 million, or 45.1%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to higher yields combined with higher average loan balances.

•
Interest on deposits increased by $21.3 million, or 749.1%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to higher costs of deposits combined with higher average balances.
•
Interest on borrowed funds increased by $1.7 million, or 151.5%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to higher cost of borrowings combined with higher average balances.

Total average interest-earning assets increased by $324.5 million, or 6.6%, to $5.22 billion during the three months ended September 30, 2023, from $4.89 billion for the three months ended September 30, 2022, primarily due to growth in the loan portfolio (both organic and as a result of the Northmark merger). The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 77 basis points to 2.18% for the three months ended September 30, 2023, as compared to 2.95% for the three months ended September 30, 2022, primarily due to higher cost of deposits and higher borrowing expenses.

Interest and Dividend Income. Total interest and dividend income increased by $15.4 million, or 38.3%, to $55.7 million for the three months ended September 30, 2023, as compared to $40.3 million for the three months ended September 30, 2022, primarily due to higher asset yields combined with higher average loan portfolio balances.

Interest Expense. Interest expense increased by $23.1 million to $27.1 million for the three months ended September 30, 2023, as compared to $4.0 million for the three months ended September 30, 2022, primarily driven by a combination of higher costs of deposits, higher borrowing expenses, and higher average deposit balances.

Average interest-bearing liabilities increased by $616.3 million, or 19.7%, to $3.74 billion during the three months ended September 30, 2023, from $3.12 billion for the three months ended September 30, 2022, primarily due to growth in the deposits (both organic and as a result of the Northmark Bank merger). The increase in interest-bearing liabilities was driven by an increase in average certificates of deposit balances of $613.6 million (inclusive of a $424.7 million increase in average wholesale certificates of deposits), an increase in average checking account balances of $464.5 million, and an increase in other borrowed funds of $38.5 million, partially offset by a decrease in average savings account balances of $302.8 million and a decrease in average money market accounts of $197.5 million. The cost of total deposits increased to 2.09% for the three months ended September 30, 2023, from 0.26% for the three months ended September 30, 2022. The cost of total deposits excluding wholesale deposits was 1.74% for the three months ended September 30, 2023, as compared to 0.24% for the three months ended September 30, 2022.

Provision for (Release of) Credit Losses. The Company recorded a provision for credit losses of $195,000 for the three months ended September 30, 2023, as compared to a provision for credit losses of $612,000 for the three months ended September 30, 2022. The Company recorded net loan charge-offs of $74,000 for the three months ended September 30, 2023 and net loan recoveries of $10,000 for the three months ended September 30, 2022.

Noninterest Income. Total noninterest income increased by $106,000, or 1.0%, to $10.5 million for the three months ended September 30, 2023, as compared to $10.4 million for the three months ended September 30, 2022, primarily as a result of higher wealth management fees, higher bank owned life insurance (“BOLI”) income, partially offset by lower loan related derivative income. Noninterest income was 26.9% of total revenues for the three months ended September 30, 2023.

•
Wealth management revenue increased by $274,000, or 3.3%, to $8.5 million for the three months ended September 30, 2023, as compared to $8.2 million for the quarter ended September 30, 2022. Wealth Management Assets under Management and Administration were $4.27 billion as of September 30, 2023, an increase of $208,575, or 5.1%, from $4.06 billion at December 31, 2022, primarily due to positive returns in the equity markets.
•
BOLI income increased by $53,000, or 36.8%, to $197,000 for the three months ended September 30, 2023, as compared to $144,000 for the three months ended September 30, 2022, primarily due to increases in the cash surrender value of the policies.
•
Loan-related derivative income decreased by $155,000, or 72.8%, to $58,000 for the three months ended September 30, 2023, as compared to $213,000 for the quarter ended September 30, 2022, as a result of lower loan swap volume combined with fair value adjustments.

The categories of Wealth management revenues are shown in the following table:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$7,920	$7,716
Financial planning fees and other service fees	593	523
Total wealth management revenues	$8,513	$8,239

The following table presents the changes in Wealth Management Assets under Management:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,099,169	$3,844,993
Gross client asset inflows	181,772	155,061
Gross client asset outflows	(173,614)	(189,622)
Net market impact	(96,371)	(147,398)
Balance at the end of the period	$4,010,956	$3,663,034
Weighted average management fee	0.77%	0.78%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended September 30, 2023 and September 30, 2022.

Noninterest Expense. Total noninterest expense increased by $3.3 million, or 12.6%, to $29.6 million for the three months ended September 30, 2023, as compared to $26.3 million for the three months ended September 30, 2022, primarily driven by increases in non-operating expenses, FDIC insurance, professional services, and other expenses.

•
Non-operating expenses increased by $2.4 million to $2.6 million for the three months ended September 30, 2023, as compared to $150,000 for the three months ended September 30, 2022, primarily due to merger related expenses associated with the Eastern merger.
•
Marketing expense decreased by $196,000, or 26.8%, to $535,000, primarily due to timing of marketing spend.
•
Other expenses increased by $515,000, or 63.3%, to $1.3 million, primarily due to a combination of changes in net retirement benefit costs recorded in other expense combined with higher amortization of core deposit intangibles and higher costs associated with our insured deposit platform.
•
FDIC insurance increased by $317,000, or 70.0%, to $770,000, primarily due to an increase in insurance premium.

Income Tax Expense. The Company recorded a provision for income taxes of $2.8 million for the three months ended September 30, 2023, as compared to $5.2 million for the three months ended September 30, 2022. The Company’s effective tax rate was 30.0% for the three months ended September 30, 2023, as compared to 26.1% for the three months ended September 30, 2022. The increase in the effective tax rate was primarily due to the impact of non-deductible merger related expenses recorded during the period.

Results of Operations for the nine months ended September 30, 2023 and September 30, 2022

General. Net income decreased by $15.5 million, or 37.3%, to $26.1 million for the nine months ended September 30, 2023, as compared to net income of $41.6 million for the nine months ended September 30, 2022. The decrease was primarily due to lower net interest and dividend income before the provision for credit losses of $9.7 million, lower noninterest income of $1.7 million, and higher noninterest expense of $9.8 million, partially offset by lower income tax expense of $5.8 million. Diluted earnings per share were $3.32 for the nine months ended September 30, 2023, as compared to a diluted earnings per share of $5.90 for the nine months ended September 30, 2022.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses for the nine months ended September 30, 2023 decreased by $9.7 million, or 9.5%, to $92.7 million, as compared to $102.3 million for the nine months ended September 30, 2022, primarily due to higher cost of funds, partially offset by an increase in average earning assets and higher yields on earning assets.

•
Interest on loans increased by $50.0 million, or 53.3%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to higher yields combined with higher average loan balances.

•
Interest on deposits increased by $53.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to higher costs of deposits combined with higher average balances.
•
Interest on borrowed funds increased by $7.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to higher cost of borrowings combined with higher average balances.

Total average interest-earning assets increased by $442.1 million, or 9.2%, to $5.26 billion during the nine months ended September 30, 2023, from $4.82 billion for the nine months ended September 30, 2022, primarily due to growth in the loan portfolio (both organic and as a result of the Northmark Merger). The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 49 basis points to 2.36% for the nine months ended September 30, 2023, as compared to 2.85% for the nine months ended September 30, 2022, primarily due to higher cost of deposits and higher borrowing expenses.

Interest and Dividend Income. Total interest and dividend income increased by $51.1 million, or 46.3%, to $161.6 million for the nine months ended September 30, 2023, as compared to $110.4 million for the nine months ended September 30, 2022, primarily due to higher asset yields combined with higher average loan portfolio balances.

Interest Expense. Interest expense increased by $60.8 million, or 748.8%, to $68.9 million for the nine months ended September 30, 2023, as compared to $8.1 million for the nine months ended September 30, 2022, primarily driven by a combination of higher costs of deposits, higher borrowing expenses, and higher average deposit balances and higher average borrowings.

Average interest-bearing liabilities increased by $629.1 million or 20.5% to $3.69 billion during the nine months ended September 30, 2023, from $3.06 billion for the nine months ended September 30, 2022, primarily due to growth in deposits (both organic and as a result of the Northmark Bank merger). The increase in interest-bearing liabilities was primarily driven by an increase in average certificates of deposit balances of $555.8 million (inclusive of a $426.6 million increase in average wholesale certificates of deposit), an increase in average checking account balances of $330.3 million, and an increase in average borrowings of $149.6 million, partially offset by a decrease in the average savings account balances of $243.8 million and a decrease in average money market accounts of $162.8 million. The average cost of deposits increased to 1.74% for the nine months ended September 30, 2023, from 0.20% for the nine months ended September 30, 2022. The cost of total deposits excluding wholesale deposits increased to 1.42% for the nine months ended September 30, 2023, as compared to 0.19% for the nine months ended September 30, 2022.

Provision for Credit Losses. The Company recorded a provision for credit losses of $335,000 for the nine months ended September 30, 2023, as compared to a provision for credit losses of $200,000, for the nine months ended September 30, 2022. The Company recorded net loan charge-offs of $80,000 for the nine months ended September 30, 2023, as compared to net loan recoveries of $37,000 for the nine months ended September 30, 2022.

Noninterest Income. Total noninterest income decreased by $1.7 million, or 5.0%, to $31.3 million for the nine months ended September 30, 2023, as compared to $32.9 million for the nine months ended September 30, 2022. This change was primarily the result of lower BOLI income, lower wealth management revenue, and lower other income, partially offset by higher deposit account fees. Noninterest income was 25.2% of total revenues for the nine months ended September 30, 2023.

•
BOLI income decreased by $1.1 million, or 65.6%, to $576,000 for the nine months ended September 30, 2023, from $1.7 million for the nine months ended September 30, 2022, primarily due to a gain related to a death benefit claim and a policy surrender that occurred during the nine months ended September 30, 2022, while no such benefit claims or policy surrenders occurred during the nine months ended September 30, 2023.
•
Wealth management revenue decreased by $409,000 or 1.6%, to $24.5 million for the nine months ended September 30, 2023, from $24.9 million for the nine months ended September 30, 2022 primarily due to the effect of lower wealth management assets during the nine months ended September 30, 2023, as compared to the comparative period in 2022. Wealth Management Assets under Management and Administration were $4.3 billion as of September 30, 2023, an increase of $208.6 million, or 5.1%, from $4.1 billion at December 31, 2022, primarily due to positive returns in the equity markets.
•
Other income decreased by $448,000, or 18.8%, to $1.9 million for the nine months ended September 30, 2023, from $2.4 million for the nine months ended September 30, 2022, primarily due to lower income associated with success fees of Innovation Banking loans recognized during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
•
Deposit account fees increased by $520,000, or 25.0%, to $2.6 million for the nine months ended September 30, 2023, from $2.1 million for the nine months ended September 30, 2022, primarily due to increased fee revenue from commercial deposit sweep products as a result of higher interest rates.

The categories of Wealth management revenues are shown in the following table:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$23,575	$24,209
Financial planning fees and other service fees	951	726
Total wealth management revenues	$24,526	$24,935

The following table presents the changes in Wealth Management Assets under Management:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$3,875,747	$4,656,183
Gross client asset inflows	434,258	571,787
Gross client asset outflows	(487,975)	(772,460)
Net market impact	188,926	(792,476)
Balance at the end of the period	$4,010,956	$3,663,034
Weighted average management fee	0.78%	0.78%

There were no significant changes to the wealth management average fee rates and fee structure for the nine months ended September 30, 2023 and September 30, 2022.

Noninterest Expense. Total noninterest expense increased by $9.8 million, or 12.5%, to $88.3 million for the nine months ended September 30, 2023, as compared to $78.5 million for the nine months ended September 30, 2022, primarily driven by an increase in non-operating expense, salary and benefits expense, FDIC insurance expense, and marketing expenses, as compared to the nine months ended September 30, 2022.

•
Non-operating expense increased by $6.1 million to $6.5 million for the nine months ended September 30, 2023, from $396,000 for the nine months ended September 30, 2022, primarily due to merger expenses associated with the Eastern and Northmark mergers.
•
Salaries and employee benefits expense increased by $1.0 million, or 1.9%, to $52.7 million for the nine months ended September 30, 2023, from $51.8 million, for the nine months ended September 30, 2022, primarily due to higher overall staffing levels associated with the Northmark Merger, normal merit increases, and increases in employee benefit costs, partially offset by savings from a reduction in head count during the year.
•
Marketing expense increased by $446,000, or 38.0%, to $1.6 million for the nine months ended September 30, 2023, from $1.2 million, for the nine months ended September 30, 2022, primarily due to increased deposit campaigns during the period.

Income Tax Expense. The Company recorded a provision for income taxes of $9.2 million for the nine months ended September 30, 2023, as compared to $15.0 million for the nine months ended September 30, 2022. The Company’s effective tax rate was 26.1% for the nine months ended September 30, 2023, as compared to 26.5% for the nine months ended September 30, 2022.

changes in Financial Condition

Total Assets. Total assets decreased by $107.7 million, or 1.9%, from $5.56 billion at December 31, 2022, to $5.45 billion at September 30, 2023.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.4 million, or 17.5%, from $30.7 million at December 31, 2022 to $25.4 million at September 30, 2023.

Investment Securities. The Company’s total investment securities portfolio decreased by $88.6 million, or 7.3%, from $1.21 billion at December 31, 2022 to $1.12 billion at September 30, 2023, primarily due to paydowns during the period.

Loans. Total loans decreased by $34.9 million, or 0.9%, from $4.06 billion at December 31, 2022 to $4.03 billion at September 30, 2023.

•
Residential real estate loans decreased by $21.4 million, or 1.3%, from $1.65 billion at December 31, 2022 to $1.63 billion at September 30, 2023.
•
Commercial real estate loans increased by $8.0 million, or 0.4%, from $1.91 billion at December 31, 2022 to $1.92 billion at September 30, 2023.
•
Home equity loans decreased by $18.0 million, or 16.2%, from $111.4 million at December 31, 2022 to $93.4 million at September 30, 2023.
•
Commercial and industrial loans increased by $5.1 million, or 1.5%, from $350.7 million at December 31, 2022 to $355.8 million at September 30, 2023.
•
Consumer loans decreased by $8.7 million, or 23.1%, from $37.6 million at December 31, 2022 to $28.9 million at September 30, 2023.

Bank-Owned Life Insurance (BOLI). The Company invests in BOLI to help offset the costs of its employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At September 30, 2023, the Company’s investment in BOLI was $35.1 million, representing an increase of $579,000 from $34.5 million at December 31, 2022, primarily due to the increases in the cash surrender value of the policies during 2023.

Deposits. Total deposits, inclusive of wholesale certificates of deposit, decreased by $249.5 million, or 5.2%, to $4.57 billion at September 30, 2023 from $4.82 billion at December 31, 2022. Excluding wholesale certificates of deposit, total deposits decreased by $351.2 million, or 7.9%, at September 30, 2023 from December 31, 2022.

•
Certificates of deposit totaled $828.4 million at September 30, 2023, representing an increase of $241.8 million, or 41.2%, from $586.6 million at December 31, 2022. Total wholesale certificates of deposit, which are included within certificates of deposit, were $483.3 million and $381.6 million at September 30, 2023 and December 31, 2022, respectively.
•
The cost of total deposits for the nine months ended September 30, 2023 was 1.74%, as compared to 0.20% for the nine months ended September 30, 2022. The cost of total deposits excluding wholesale certificates of deposit was 1.42% for the nine months ended September 30, 2023 and 0.19% for the nine months ended September 30, 2022. At September 30, 2023, the spot cost of non-wholesale deposits was 1.82%.

Borrowings. At September 30, 2023, borrowings consisted of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”), and advances from the FHLB of Boston and reverse repurchase agreements at December 31, 2022. Total borrowings increased by $128.7 million, or 122.3%, to $233.9 million at September 30, 2023, from $105.2 million at December 31, 2022.

Shareholders’ Equity. Total shareholders’ equity increased by $8.5 million, or 1.6%, to $526.0 million at September 30, 2023, from $517.6 million at December 31, 2022, primarily due to net income of $26.1 million, partially offset by dividend payments of $15.7 million.

The Company’s common equity to assets ratio increased to 9.65% at September 30, 2023, from 9.31% at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets increased to 8.45% at September 30, 2023, from 8.12% at December 31, 2022.

Book value per share increased to $67.04 at September 30, 2023, from $66.38 at December 31, 2022. Tangible book value per share increased to $57.96 at September 30, 2023, from $57.15 at December 31, 2022.

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

		Three Months Ended			Nine Months Ended
Operating Net Income / Operating Diluted Earnings Per Share		September 30,	June 30,	September 30,	September 30,	September 30,
		2023	2023	2022	2023	2022
		(dollars in thousands, except share data)

Net Income (a GAAP measure)		$6,544	$7,115	$14,616	$26,075	$41,590
Less: Death benefits on bank owned life insurance ("BOLI") and policy surrender		—	—	—	—	(1,157)
Add: Mergers and contractual termination expenses (1)		2,567	3,491	150	6,482	396
Less: Tax effect of BOLI surrender		—	—	—	—	736
Less: Tax effect of non-operating expenses (2)	`	(56)	(976)	(38)	(1,150)	(101)
Operating Net Income (a non-GAAP measure)		$9,055	$9,630	$14,728	$31,407	$41,464
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)		(7)	(3)	(74)	(26)	(206)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)		$9,048	$9,627	$14,654	$31,381	$41,258
Weighted Average Diluted Shares		7,862,584	7,854,955	7,018,832	7,848,061	7,010,197
Operating Diluted Earnings Per Share (a non-GAAP measure)		$1.15	$1.23	$2.09	$4.00	$5.89

(1)
The Company recorded merger expenses of $2.6 million associated with the Eastern merger for the three and nine months ended September 30, 2023, and $3.6 million of merger expenses for the nine months ended September 30, 2023, respectively, associated with the Northmark merger.
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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	September 30, 2023	June 30, 2023	December 31, 2022	September 30, 2022
	(dollars in thousands)
Tangible Common Equity:
Shareholders' equity (GAAP)	$526,031	$527,004	$517,552	$446,290
Less: Goodwill and acquisition related intangibles (GAAP)	(71,312)	(71,535)	(71,982)	(54,258)
Tangible Common Equity (a non-GAAP measure)	$454,719	$455,469	$445,570	$392,032
Total assets (GAAP)	$5,452,030	$5,489,622	$5,559,737	$5,143,359
Less: Goodwill and acquisition related intangibles (GAAP)	(71,312)	(71,535)	(71,982)	(54,258)
Tangible assets (a non-GAAP measure)	$5,380,718	$5,418,087	$5,487,755	$5,089,101
Tangible Common Equity Ratio (a non-GAAP measure)	8.45%	8.41%	8.12%	7.70%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$454,719	$455,469	$445,570	$392,032
Common shares outstanding	7,846,041	7,845,868	7,796,440	7,007,113
Tangible Book Value Per Share (a non-GAAP measure)	$57.96	$58.05	$57.15	$55.95

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

The fair value of securities available for sale totaled $136.3 million and included gross unrealized gains of $1,000 and gross unrealized losses of $31.7 million at September 30, 2023. At December 31, 2022, the fair value of securities available for sale totaled $153.4 million and included gross unrealized gains of $7,000 and gross unrealized losses of $28.6 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of September 30, 2023 are carried at their amortized cost of $980.6 million. At December 31, 2022, the amortized cost of securities held to maturity totaled $1.05 billion.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	September 30,		December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$19,486	14%	$19,733	13%
Mortgage-backed securities	116,767	86%	132,683	86%
Corporate debt securities	—	—%	1,000	1%
Total securities available for sale	$136,253	100%	$153,416	100%
Held to maturity securities
U.S. Treasury Notes	$4,023	—%	$3,970	—%
Mortgage-backed securities	890,160	91%	951,372	91%
Corporate debt securities	250	—%	250	—%
Municipal securities	86,158	9%	96,405	9%
Total securities held to maturity	$980,591	100%	$1,051,997	100%
Total	$1,116,844		$1,205,413

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,998	0.5%	$5,000	2.3%	$8,000	2.6%	$22,998	1.6%
Mortgage-backed securities	—	—	12,119	1.9%	37,607	1.5%	95,179	1.7%	144,905	1.6%
Total available for sale securities	$—	0.0%	$22,117	1.3%	$42,607	1.6%	$103,179	1.7%	$167,903	1.6%

Held to maturity securities
U.S. treasury Notes	$3,064	4.2%	$959	4.1%	$—	0.0%	$—	0.0%	$4,023	4.2%
Mortgage-backed securities	—	—	24,211	2.5%	50,175	1.8%	815,774	1.8%	890,160	1.8%
Corporate debt securities	250	2.0%	—	—	—	—	—	—	250	2.0%
Municipal securities	3,559	3.2%	22,455	3.6%	22,583	3.1%	37,561	2.7%	86,158	3.1%
Total held to maturity securities	$6,873	3.6%	$47,625	3.1%	$72,758	2.2%	$853,335	1.9%	$980,591	2.0%
Total	$6,873	3.6%	$69,742	2.5%	$115,365	2.0%	$956,514	1.9%	$1,148,494	1.9%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of September 30, 2023 or December 31, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2023		December 31, 2022
	2023	% of Total	2022	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$802,631	20%	$902,968	22%
Mortgages - adjustable rate	766,104	19%	703,958	17%
Construction	52,048	1%	35,299	1%
Deferred costs, net of unearned fees	6,677	0%	6,613	0%
Total residential mortgages	1,627,460	40%	1,648,838	40%
Commercial mortgage
Mortgages - non-owner occupied	1,641,197	41%	1,592,732	39%
Mortgages - owner occupied	168,725	4%	183,591	5%
Construction	110,301	3%	135,782	3%
Deferred costs, net of unearned fees	2,232	0%	2,318	0%
Total commercial mortgages	1,922,455	48%	1,914,423	47%
Home equity
Home equity - lines of credit	90,230	2%	108,961	3%
Home equity - term loans	2,886	0%	2,098	0%
Deferred costs, net of unearned fees	248	0%	292	0%
Total home equity	93,364	2%	111,351	3%
Commercial and industrial
Commercial and industrial	354,368	9%	349,026	9%
PPP loans	841	0%	1,384	0%
Unearned fees, net of deferred costs	587	0%	240	0%
Total commercial and industrial	355,796	9%	350,650	9%
Consumer
Secured	27,312	1%	35,679	1%
Unsecured	1,565	0%	1,897	0%
Deferred costs, net of unearned fees	15	0%	18	0%
Total consumer	28,892	1%	37,594	1%
Total loans	$4,027,967	100%	$4,062,856	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.63 billion at September 30, 2023, a decrease of $21.4 million, or 1.3%, from $1.65 billion at December 31, 2022, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 40% of total loans at both September 30, 2023 and December 31, 2022.

The average loan balance outstanding in the residential portfolio was $523,000 and the largest individual residential mortgage loan outstanding was $4.1 million as of September 30, 2023. At September 30, 2023, this loan was performing in accordance with its original terms.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three months and nine months ended September 30, 2023 or September 30, 2022.

The Company was servicing mortgage loans sold to others without recourse of approximately $182.6 million at September 30, 2023 and $191.9 million at December 31, 2022.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Originations for retention in portfolio	$130,984	$351,890
Originations for sale to the secondary market	4,780	4,515
Total	$135,764	$356,405

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Loans sold with servicing rights retained	$4,136	$5,834
Loans sold with servicing rights released	—	—
Total	$4,136	$5,834

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $1.5 million and $1.7 million at September 30, 2023 and December 31, 2022, respectively.

Commercial Mortgage (“CRE”). CRE loans totaled $1.92 billion as of September 30, 2023, and $1.91 billion at December 31, 2022. The CRE loan portfolio represented 48% and 47% of total loans at September 30, 2023 and December 31, 2022, respectively. The average loan balance outstanding in this portfolio was $1.8 million, and the largest individual CRE loan outstanding was $28.6 million as of September 30, 2023. At September 30, 2023, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $93.4 million and $111.4 million at September 30, 2023 and December 31, 2022, respectively. The home equity portfolio represented 2% and 3% of total loans at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the largest home equity line of credit was $2.0 million and had an outstanding balance of $2.0 million. At September 30, 2023, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $355.8 million and $350.7 million at September 30, 2023 and December 31, 2022, respectively. The C&I portfolio represented 9% of total loans at both September 30, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $401,000, and the largest individual C&I loan outstanding was $18.0 million as of September 30, 2023. At September 30, 2023, this loan was performing in accordance with its original terms.

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

At September 30, 2023, commercial solar loans totaled $118.6 million and the average loan balance outstanding in this portfolio was $1.8 million. The largest individual loan outstanding was $7.3 million and was performing in accordance with its original terms at September 30, 2023.

Consumer Loans. The consumer loan portfolio totaled $28.9 million at September 30, 2023 and $37.6 million at December 31, 2022. Consumer loans represented 1% of the total loan portfolio at both September 30, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $10,000 and the largest individual consumer loan outstanding was $2.0 million as of September 30, 2023. At September 30, 2023, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company’s portfolio based on their loan type and contractual terms to maturity at September 30, 2023. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	September 30, 2023
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$824	$12,502	$90,604	$1,523,530	$1,627,460
Commercial mortgage	151,349	638,974	1,013,227	118,905	1,922,455
Home equity	1,823	10,476	34,382	46,683	93,364
Commercial and industrial	47,729	157,457	81,898	68,712	355,796
Consumer	28,229	346	317	—	28,892
Total	$229,954	$819,755	$1,220,428	$1,757,830	$4,027,967

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at September 30, 2023. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	September 30, 2023
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$828,258	$799,202	$—	$1,627,460
Commercial mortgage	880,898	432,731	608,826	1,922,455
Home equity	2,687	627	90,050	93,364
Commercial and industrial	54,603	22,681	278,512	355,796
Consumer	907	—	27,985	28,892
Total	$1,767,353	$1,255,241	$1,005,373	$4,027,967

Non-performing Loans, modifications, and TROUBLED DEBT RESTRUCTURINGS

The composition of nonperforming loans is as follows:

	September 30,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans	$7,778	$5,839
Troubled debt restructurings	—	703
Total non-performing loans	$7,778	$6,542
Non-performing loans as a percentage of gross loans	0.19%	0.16%
Non-performing loans as a percentage of total assets	0.14%	0.12%

Total non-performing loans increased by $1.9 million, or 33%, at September 30, 2023, as compared to December 31, 2022, primarily due to an increase in residential and commercial loans on non-accrual, partially offset by a decrease in home equity loans on non-accrual.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at September 30, 2023 and December 31, 2022, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios.

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

Modifications and Restructurings. The Company adopted ASU 2022-02, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modification of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

At September 30, 2023, the Company had no loan modifications or restructurings due to borrower financial difficulty.

Allowance for Credit Losses

The following table summarizes information related to the Company’s allowance for credit losses on loans for the periods indicated:

	At and For the Nine Months Ended	At and For the Year Ended
	September 30,	December 31,
	2023	2022
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$4,027,967	$4,062,856
Loans on non-accrual	$7,778	$5,839
Allowance for credit losses at end of period	$38,194	$37,774
Ratio of allowance for credit losses on loans to loans on non-accrual	491.05%	646.93%
Ratio of allowance for credit losses to loans outstanding	0.95%	0.93%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	September 30, 2023			December 31, 2022
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$8,921	23%	40%	$13,321	35%	40%
Commercial mortgages	22,964	60	48	19,086	50	47
Home equity	618	2	2	573	2	3
Commercial and industrial	5,053	13	9	4,153	11	9
Consumer	638	2	1	641	2	1
Total Allowance	$38,194	100%	100%	$37,774	100%	100%

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

The following table sets forth the Company’s deposits for the periods indicated:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,036,849	25.1%	$1,366,395	28.4%
Interest-bearing checking	1,134,270	23.0	908,961	18.9
Money market	1,005,820	21.4	1,162,773	24.1
Savings	560,597	14.4	790,628	16.4
Retail certificates of deposit under $250,000	198,107	3.0	117,532	2.5
Retail certificates of deposit of $250,000 or greater	146,939	1.9	87,528	1.8
Wholesale certificates of deposit	483,344	11.2	381,559	7.9
Total	$4,565,926	100.0%	$4,815,376	100.0%

At September 30, 2023, the Company had a total of $345.0 million in certificates of deposit, excluding wholesale deposits, of which $320.8 million had remaining maturities of one year or less. As of September 30, 2023 and December 31, 2022, the Company had a total of $483.3 million and $381.6 million of wholesale deposits, respectively.

Borrowings. Total borrowings were $233.9 million at September 30, 2023, an increase of $128.7 million, as compared to $105.2 million at December 31, 2022. The Company’s borrowings consisted of advances from the FHLB of Boston at September 30, 2023 and the FHLB of Boston and repurchase agreements at December 31, 2022. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at September 30, 2023 was approximately $744.5 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston and a $10 million line of credit with a correspondent bank.

In March 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (“BTFP”). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

The Company had no borrowings outstanding with the FRB of Boston at September 30, 2023. The Company’s borrowing capacity at the FRB of Boston at September 30, 2023 was approximately $1.78 billion, inclusive of approximately $202.9 million in estimated borrowing capacity through the FRB Term Funding program if the Company were to pledge assets under the BTFP.

The Company periodically enters into repurchase agreements with its larger deposit and commercial clients as part of its cash management services which are typically overnight borrowings. There were no repurchase agreements with clients at September 30, 2023. Repurchase agreements with clients totaled $5.0 million at December 31, 2022

Net Interest Margin

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,967,048	$49,535	4.95%	$3,978,078	$47,731	4.81%	$3,537,808	$34,056	3.82%
Tax-exempt	53,012	503	3.76	51,359	484	3.78	48,235	464	3.82
Securities available for sale (3)
Taxable	170,451	682	1.59	175,361	693	1.59	191,050	677	1.41
Securities held to maturity
Taxable	907,447	4,155	1.82	927,768	4,264	1.84	994,790	4,424	1.76
Tax-exempt	87,961	685	3.09	93,420	721	3.10	97,618	760	3.09
Cash and cash equivalents	33,152	133	1.59	37,391	164	1.76	25,095	41	0.65
Total interest-earning assets (4)	5,219,071	55,693	4.23%	5,263,377	54,057	4.12%	4,894,596	40,422	3.28%
Non-interest-earning assets	279,306			270,384			237,087
Allowance for credit losses	(38,044)			(38,099)			(34,517)
Total assets	$5,460,333			$5,495,662			$5,097,166
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$1,166,179	$5,694	1.94%	$1,150,334	$4,985	1.74%	$701,729	$141	0.08%
Savings accounts	584,638	1,532	1.04	624,749	1,469	0.94	887,404	385	0.17
Money market accounts	986,619	8,088	3.25	970,828	7,292	3.01	1,184,081	2,003	0.67
Certificates of deposit	771,237	8,850	4.55	633,722	6,294	3.98	157,622	317	0.80
Total interest-bearing deposits	3,508,673	24,164	2.73	3,379,633	20,040	2.38	2,930,836	2,846	0.39
Other borrowed funds	229,005	2,887	5.00	346,755	4,343	5.02	190,543	1,148	2.39
Total interest-bearing liabilities	3,737,678	27,051	2.87%	3,726,388	24,383	2.62%	3,121,379	3,994	0.51%
Non-interest-bearing liabilities
Demand deposits	1,078,554			1,138,259			1,429,649
Other liabilities	117,042			105,249			100,651
Total liabilities	4,933,274			4,969,896			4,651,679
Shareholders’ equity	527,059			525,766			445,487
Total liabilities & shareholders’ equity	$5,460,333			$5,495,662			$5,097,166
Net interest income on a fully taxable equivalent basis		28,642			29,674			36,428
Less taxable equivalent adjustment		(249)			(253)			(256)
Net interest income		$28,393			$29,421			$36,172
Net interest spread (5)			1.36%			1.49%			2.77%
Net interest margin (6)			2.18%			2.26%			2.95%

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

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,977,097	$142,599	4.79%	$3,421,389	$92,695	3.62%
Tax-exempt	51,807	1,463	3.78	47,241	1,356	3.84
Securities available for sale (3)
Taxable	175,404	2,089	1.59	197,698	1,998	1.35
Securities held to maturity
Taxable	927,667	12,755	1.84	981,692	12,503	1.70
Tax-exempt	92,171	2,147	3.11	101,135	2,383	3.15
Cash and cash equivalents	40,393	624	2.07	73,306	137	0.25
Total interest-earning assets (4)	5,264,539	161,677	4.11%	4,822,461	111,072	3.08%
Non-interest-earning assets	272,826			236,034
Allowance for credit losses	(37,976)			(34,554)
Total assets	$5,499,389			$5,023,941
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$1,066,566	$12,705	1.59%	$736,257	$234	0.04%
Savings accounts	659,518	4,358	0.88	903,333	744	0.11
Money market accounts	1,028,602	21,841	2.84	1,191,414	5,104	0.57
Certificates of deposit	699,489	21,244	4.06	143,648	504	0.47
Total interest-bearing deposits	3,454,175	60,148	2.33%	2,974,652	6,586	0.30%
Other borrowed funds	238,093	8,780	4.93	88,520	1,535	2.32
Total interest-bearing liabilities	3,692,268	68,928	2.50%	3,063,172	8,121	0.35%
Non-interest-bearing liabilities
Demand deposits	1,168,468			1,423,808
Other liabilities	114,376			97,350
Total liabilities	4,975,112			4,584,330
Shareholders’ equity	524,277			439,611
Total liabilities & shareholders’ equity	$5,499,389			$5,023,941
Net interest income on a fully taxable equivalent basis		92,749			102,951
Less taxable equivalent adjustment		(759)			(786)
Net interest income		$91,990			$102,165
Net interest spread (5)			1.61%			2.72%
Net interest margin (6)			2.36%			2.85%

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

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared with			Compared with
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$4,488	$10,991	$15,479	$16,684	$33,220	$49,904
Tax-exempt	45	(6)	39	129	(22)	107
Securities available for sale
Taxable	(77)	82	5	(241)	332	91
Securities held to maturity
Taxable	(397)	128	(269)	(710)	962	252
Tax-exempt	(75)	—	(75)	(209)	(27)	(236)
Cash and cash equivalents	17	75	92	(88)	575	487
Total interest income	$4,001	$11,270	$15,271	$15,565	$35,040	$50,605
Interest expense
Deposits
Checking accounts	$153	$5,400	$5,553	$152	$12,319	$12,471
Savings accounts	(173)	1,320	1,147	(253)	3,867	3,614
Money market accounts	(387)	6,472	6,085	(790)	17,527	16,737
Certificates of deposit	3,863	4,670	8,533	6,963	13,777	20,740
Total interest-bearing deposits	3,456	17,862	21,318	6,072	47,490	53,562
Other borrowed funds	271	1,468	1,739	4,347	2,898	7,245
Total interest expense	$3,727	$19,330	$23,057	$10,419	$50,388	$60,807
Change in net interest income	$274	$(8,060)	$(7,786)	$5,146	$(15,348)	$(10,202)

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the three months ended September 30, 2023 was 2.13%, representing a 80 basis point decrease from the adjusted net interest margin of 2.93% for the three months ended September 30, 2022.

	Three Months Ended
	September 30, 2023
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,219,071
Net interest income on a fully taxable equivalent basis (GAAP)		$28,642
Net interest margin on a fully taxable equivalent basis (GAAP)			2.18%
Less: Accretion of loan fair value adjustments (GAAP)		(649)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,219,071	$27,993	2.13%

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the nine months ended September 30, 2023 was 2.31%, representing a 49 basis point decrease from the adjusted net interest margin of 2.80% for the nine months ended September 30, 2022.

	Nine Months Ended
	September 30, 2023
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,264,539
Net interest income on a fully taxable equivalent basis (GAAP)		$92,749
Net interest margin on a fully taxable equivalent basis (GAAP)			2.36%
Less: Accretion of loan fair value adjustments (GAAP)		(1,961)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,264,539	$90,788	2.31%

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

As of September 30, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(1.1)	5.8
+200	(0.8)	6.8
+100	(0.3)	8.4
–100	0.5	10.0
–200	(0.2)	8.8

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of September 30, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(0.6)	5.6
–100	(1.6)	11.1
–200	(3.4)	11.2

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

The Bank’s economic value of equity analysis as of September 30, 2023, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 18.9% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 10.1%. This shock scenario assumes an instantaneous increase in deposit and wholesale funding rates at September 30, 2023 levels with no benefit assumed of asset repricing into a higher rate environment. At the same date, the analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 15.4% increase in the economic value of equity, resulting in an economic value of equity ratio of 12.8%. This shock scenario assumes an instantaneous decrease in deposit and wholesale funding rates at September 30, 2023 levels, while assets are valued in a lower rate environment. The falling rate shocks for the economic value of equity analysis result in improved valuations as the cost to replace the Bank’s core deposits is reduced but is more than offset by the increased value of the bank’s assets.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, entering into repurchase agreements, and purchasing wholesale certificates of deposit as its secondary sources. At September 30, 2023, the Company had access to funds totaling $2.61 billion, inclusive of approximately $202.9 million estimated availability as part of the FRB’s BTFP.

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

Capital Adequacy. Total shareholders’ equity was $526.0 million at September 30, 2023, as compared to $517.6 million at December 31, 2022. The Company’s equity increased primarily due to net income of $26.1 million, partially offset by dividend payments of $15.7 million. Based on past performance and current expectations, the Company believes that cash from operations, cash, cash equivalents, investments, and other sources of liquidity will satisfy its currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with its operations through the next 12 months and the reasonably foreseeable future.

The Company and the Bank are subject to various regulatory capital requirements. As of September 30, 2023, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders’ equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Risks Related to the Merger

The pendency of the Merger could adversely affect our business, results of operations and financial condition.

The pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose additional customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets, and amend our organizational documents. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm our business, results of operations and financial condition.

Because the price of Eastern Common Stock will fluctuate, our shareholders cannot be certain of the market value of the Merger Consideration.

Upon completion of the Merger, each share of our common stock will be converted into the right to receive 4.956 shares of Eastern Common Stock. The dollar value of the Eastern Common Stock that our shareholders will receive upon completion of the Merger will depend upon the market value of Eastern Common Stock at the time of completion of the Merger, which may be lower or higher than the closing price of Eastern Common Stock on the last full trading day preceding the date the Merger Agreement was executed. The market values of Eastern Common Stock and our common stock have varied since we entered into the Merger Agreement and will continue to vary in the future due to changes in the business, operations or prospects of us and Eastern, market assessments of the Merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.

The Merger is subject to the receipt of consents and approvals from governmental authorities that may delay the date of completion of the Merger or impose conditions that could have an adverse effect on the Company.

Before the Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Board of Governors of the Federal Reserve System, the Massachusetts Commissioner of Banks, the Massachusetts Housing Partnership, and the New Hampshire Banking Department. Satisfying the requirements of these governmental authorities may delay the date of completion of the Merger. In addition, these governmental authorities may include conditions on the completion of the Merger, or require changes to the terms of the Merger. The parties are not obligated to complete the Merger should any regulatory approval contain any prohibition, limitation or other requirement that Eastern’s board of directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the Merger to such a degree that Eastern would not have entered into the Merger Agreement had such condition, restriction or requirement been known at the date of the Merger Agreement.

The Merger and related transactions are subject to approval by shareholders of both Eastern and the Company.

The Merger cannot be completed unless (i) the Company’s shareholders approve the adoption of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company’s common stock, and (ii) Eastern’s shareholders approve the issuance of Eastern common stock in connection with the Merger by the affirmative vote of a majority the votes cast by the holders of Eastern common stock on such matter. If shareholder approval is not obtained by Eastern’s or the Company’s shareholders, the Merger cannot be completed.

Failure to complete the Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

If the Merger is not completed, the ongoing businesses, financial condition and results of operation of the Company may be adversely affected and market prices of the Company’s common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the Company’s business, financial condition and results of operations may be materially adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Merger. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

Additionally, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

Eastern may be unable to successfully integrate our operations or otherwise realize the expected benefits from the Merger, which could adversely affect Eastern’s results of operations and financial condition.

The Merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•
integrating personnel with diverse business backgrounds;
•
converting customers to new systems;
•
combining different corporate cultures; and
•
retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain of our key employees who are expected to be retained by Eastern. Eastern may not be successful in retaining these employees for the time period necessary to successfully integrate our operations with those of Eastern. The diversion of management’s attention and any delay or difficulty encountered in connection with the Merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Eastern following the Merger.

The success of the Merger will depend, in part, on Eastern’s ability to realize the anticipated benefits and cost savings from combining the Company’s business with Eastern’s. If Eastern is unable to successfully integrate the Company, the anticipated benefits and cost savings of the Merger may not be realized fully or may take longer to realize than expected. For example, Eastern may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the Merger. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause Eastern not to realize expected benefits.

The termination fee and the restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.

Until the completion of the Merger, with some exceptions, the Company is prohibited from soliciting, initiating, knowingly encouraging or participating in any discussion of or otherwise considering any inquiry or proposal that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Eastern. In addition, the Company has agreed to pay a $21.0 million termination fee to Eastern in specified circumstances. These provisions could discourage other companies that may have an interest in acquiring the Company from considering or proposing such an acquisition even though those other companies might be willing to offer greater value to the Company’s shareholders than Eastern has offered in the Merger. The payment of the termination fee could also have a material adverse effect on the Company’s financial condition.

The Company’s shareholders will not be entitled to dissenters' or appraisal rights in the Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under the Massachusetts Business Corporation Act, holders of Company common stock will not be entitled to dissenters’ or appraisal rights in the Merger with respect to their shares of Company common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2023:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
July 1 to July 31, 2023	—	$—
August 1 to August 31, 2023	160	$56.16
September 1 to September 30, 2023	—	$—
Total	160
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 13, 2023, the Board authorized a share repurchase program (the “2023 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2022, with such purchases occurring prior to March 13, 2024, provided that the aggregate purchase price does not exceed $32.4 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2023 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2023 Repurchase Program may be suspended or discontinued at any time. The 2023 Repurchase Program replaces the 2022 Repurchase Program which expired on March 14, 2023. The Company did not repurchase any shares under the 2023 its Repurchase Program during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase of Company securities that was intended to satisfy the affirmative defense conditions of Rule 1-b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of September 19, 2023, by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp, and Cambridge Trust Company (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on September 19, 2023).

10.1

Change in Control Letter Agreement, dated September 18, 2023, by and between Cambridge Bancorp and Joseph Sapienza (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 19, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

November 2, 2023	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

November 2, 2023
	By:	/s/ Joseph P. Sapienza
Joseph P. Sapienza
Interim Chief Financial Officer, Senior Vice President (Principal Financial Officer and Principal Accounting Officer)