Form 10-K
period 2023-12-31
CAMBRIDGE BANCORP
filed 2024-03-12
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $391.7 million. The number of shares of Registrant’s Common Stock outstanding as of March 8, 2024 was 7,846,510.

DOCUMENTS INCORPORATED BY REFERENCE

None

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
•
the failure to complete the proposed Eastern Merger (as defined below) of the Company and the Bank with Eastern Bankshares, Inc. (“Eastern”), imposition of adverse regulatory conditions, disruption to and uncertainty surrounding the parties’ businesses, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Eastern Merger
•
the impact of the COVID-19 pandemic and actions taken in response to the COVID-19 pandemic on consumer confidence and on global and regional economies and economic activity;
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

Item 1. Business.

The Company

Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary, Cambridge Trust Company (the “Bank”), formed in 1890. On October 18, 2017, shares of the Company’s common stock commenced trading on the NASDAQ Stock Market under the symbol CATC. Prior to this date, the Company’s shares traded on the over-the-counter market. As of December 31, 2023, the Company had total assets of approximately $5.4 billion. Currently, the Bank operates 22 banking offices in Eastern Massachusetts and New Hampshire. As a private bank, we focus on three core services that center around client needs. The Company’s core services include Wealth Management, Commercial Banking, and Personal Banking. The Bank’s clients consist primarily of consumers and small- and medium-sized businesses in these communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s Wealth Management Group has five offices, one in Massachusetts in Boston, three in New Hampshire in Concord, Manchester, and Portsmouth, and one in Southport, Connecticut. As of December 31, 2023, the Company had Assets under Management and Administration of approximately $4.6 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company’s wealth management clients value personal service and depend on the commitment and expertise of our experienced banking, investment, and fiduciary professionals.

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

Investment management and trust services are offered through our one wealth management office located in Massachusetts , three wealth management offices located in New Hampshire, and one on Connecticut. The Bank also utilizes its subsidiary and non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., to provide specialized wealth management services in New Hampshire. The assets held for wealth management clients are not assets of the Bank and, accordingly, are not reflected in the Company’s consolidated balance sheets.

The Bank is active in the communities it serves. The Bank makes contributions to various non-profits and local organizations, invests in community development lending, and invests in low-income housing, all of which strive to improve the communities that our employees and clients call home.

Market Area

The Company operates in Eastern Massachusetts and Southern New Hampshire. Our primary lending market includes Middlesex, Essex, Norfolk, and Suffolk counties in Massachusetts and Rockingham and Hillsborough counties in New Hampshire. The Company benefits from the presence of numerous institutions of higher learning, medical care and research centers, a vibrant innovation economy in life sciences and technology, and the corporate headquarters of several significant financial service companies within the Boston area. Eastern Massachusetts also has many high-technology companies employing personnel with specialized skills. These factors affect the demand for wealth management services, residential homes, multi-family apartments, office buildings, shopping centers, industrial warehouses, and other commercial properties.

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

Our market area is located largely in the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area (“MSA”). As of February 2024, the Boston metropolitan area is estimated to be the 11th largest metropolitan area in the United States, based upon data from S & P Global Market Intelligence©. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, education, manufacturing, and wholesale/retail trade, to finance, technology, and medical care. According to the United States Department of Labor, in December 2023, the Boston-Cambridge-Newton, Massachusetts/New Hampshire MSA had an unemployment rate of 3.2% compared to the national unemployment rate of 3.7%.

Merger with Eastern Bankshares, Inc.

On September 19, 2023, the Company, the Bank, Eastern, Eastern Bank, Eastern’s subsidiary bank, and Citadel MS 2023, Inc. a direct, wholly owned subsidiary of Eastern (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire the Company and the Bank through the merger of Merger Sub with and into the Company, with the Company as the surviving entity (the “Eastern Merger”). As soon as reasonably practicable following the Eastern Merger, the Company will merge with and into Eastern, with Eastern as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that following the Holdco Merger, at a time to be determined by Eastern, the Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity. Upon the terms and conditions set forth in the Merger Agreement, at the effective time of the Eastern Merger (the “Effective Time”) each share of Company common stock, par value $1.00 per share, outstanding immediately prior to the Effective Time, other than certain shares held by Eastern or the Company, will be converted into the right to receive 4.956 shares of common stock (the “Exchange Ratio”), par value $0.01 per share, of Eastern (“Eastern Common Stock”). Company shareholders will receive cash in lieu of fractional shares of Eastern Common Stock (the Exchange Ratio and any cash in lieu of fractional shares collectively, the “Merger Consideration”).

Merger with Northmark Bank

On October 1, 2022, the Company completed the Northmark Merger adding three banking offices in Massachusetts. Under the terms of the Agreement and Plan of Merger with Northmark, each outstanding share of Northmark common stock was converted into 0.9950 shares of the Company’s common stock. As a result of the Northmark Merger, former Northmark shareholders received an aggregate of 788,137 shares of the Company's common stock. The total consideration paid amounted to $62.8 million, based on the closing price of $79.74 of the Company's common stock and cash paid for fractional shares on October 1, 2022.

The Company accounted for the Northmark Merger using the acquisition method pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”) Accordingly, the Company recorded merger expenses of $3.6 million and $1.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. In accordance with the Northmark Merger, the Company recorded total assets of $428.7 million, assumed total liabilities of $378.5 million, and recorded $12.6 million in goodwill. Additionally, the Company recorded $2.2 million in provision for credit losses to reflect the impact of merger related allowance for credit losses commensurate with ASC Topic 326, “Financial Instruments Credit Losses” (“ASC 326”) commonly referred to as current expected credit losses (“CECL”) on October 1, 2022. See Note 4 – Mergers for additional details.

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

Dividends

Dividends from the Bank are the Company’s principal source of cash revenues. The Company’s earnings and activities are affected by legislation, regulations, and local legislative and administrative bodies and decisions of courts in the jurisdictions in which it conducts business. These include limitations on the ability of the Bank to pay dividends to the Company and our ability to pay dividends to the shareholders. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. This policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its bank subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement. The Company has a comprehensive dividend policy in place.

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

In September 2019, the OCC, the Federal Reserve Board, and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as Cambridge Bancorp, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if the Company meets the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) (greater than 9 percent), the Company will be eligible to opt into the community bank leverage ratio framework. If the Company opts into this framework, the Company will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA purposes. The Bank has not elected to adopt this framework.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The applicable federal banking agencies regularly conduct CRA examinations to assess the performance of financial institutions and gives a rating to the institution’s records of meeting the credit needs of its community. The Bank received a “Satisfactory” rating during its last examination in July 2020.

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

Incentive Compensation

The Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission (the “SEC”) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016. The regulations have not yet been finalized. but it is expected that this rulemaking will be a priority in 2024. If the regulations are adopted in the form initially proposed or a similar form, they will restrict the manner in which executive compensation is structured.

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

Human Capital

As of December 31, 2023, the Company had 407 full-time and six part-time employees. At any given time, less than 1% of our employees are temporary. The Company’s employees are not represented by any collective bargaining unit.

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

As of December 31, 2023, our overall workforce was 53% female and 23% racially or ethnically diverse. Of those employees with position titles of Vice President and above, 43% were female and 11% were racially or ethnically diverse.

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

The high-profile bank failures involving First Republic Bank, Silicon Valley Bank and Signature Bank in 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of small and mid-size banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Our net interest income and net interest margin may be negatively impacted during periods of rate tightening due to pressure on our funding costs, particularly if we are unable to realize higher rates on our assets at a pace that matches that of the funding. Rising interest rates could also affect the amount of loans that the Company can originate because higher rates could cause clients to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost. The Company may also experience client attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, then net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable-rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last two years, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

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

When the Company makes loans, it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Company with a security interest in collateral. If there is a loan default, the Company may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company’s loss. Drafting errors, recording errors, other defects or imperfections in the security interests granted to the Company and/or changes in law may render liens granted to the Company unenforceable. The Company may incur losses or expenses if security interests granted to the Company are not enforceable.

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

The Company has historically experienced growth, and our future business strategy is to continue to expand. Historically, the growth of our loans and deposits has been the principal factor in our increase in net-interest income. In the event that we are unable to execute our business strategy of continued growth in loans and deposits, our earnings could be adversely impacted. The Company’s ability to continue to grow depends, in part, upon our ability to expand our market share, to successfully attract core deposits and identify loan and investment opportunities, as well as opportunities to generate fee-based income. Our ability to manage growth successfully will also depend on whether we can continue to efficiently fund asset growth and maintain asset quality and cost controls, as well as on factors beyond our control, such as economic conditions and interest-rate trends.

There are substantial risks and uncertainties associated with the introduction or expansion of lines of business or new products and services within existing lines of business.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove attainable. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company is subject to liquidity risk, which could adversely affect net interest income and earnings.

The purpose of the Company’s liquidity management practices is to meet the cash flow obligations of its clients for both deposits and loans. One liquidity measurement the Company utilizes is called basic surplus, which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs. In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth. To manage this risk, the Company has the ability to borrow from the Federal Home Loan Bank (“FHLB”) of Boston, the Federal Reserve Bank of Boston (“FRB of Boston”), purchase brokered deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.

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

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, fluctuations in inflation or interest rates, the timing and impact of changing governmental policies, natural disasters, climate change, epidemics / pandemics, such as COVID-19, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including the following:

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

The Company owns common stock of the FHLB of Boston in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Boston’s advance program. The carrying value and fair market value of our FHLB of Boston common stock was $19.1 million as of December 31, 2023. There are 11 branches of the FHLB, including

Boston, which are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment. Any adverse effects within the FHLB of Boston could adversely affect the value of our investment in its common stock and our ability to rely on the FHLB as a funding source and this could negatively impact our results of operations.

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

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address negative developments in the banking industry, including the high-profile bank failures involving First Republic Bank, Silicon Valley Bank and Signature Bank in 2023, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. Due to the composition of the Bank’s deposits and percentage of uninsured deposits, the Bank could face increased scrutiny.

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

In addition, management must exercise judgment in appropriately applying many of our accounting policies and methods, so they comply with generally accepted accounting principles. In some cases, management may have to select a particular accounting policy or method from two or more alternatives. In some cases, the accounting policy or method chosen might be reasonable under the circumstances and yet might result in our reporting materially different amounts than would have been reported if we had selected a different policy or method. Accounting policies are critical to fairly presenting our financial condition and results of operations and may require management to make difficult, subjective, or complex judgments about matters that are uncertain.

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

Risks Related to the Eastern Merger

The pendency of the Eastern Merger could adversely affect our business, results of operations and financial condition.

The pendency of the Eastern Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the proposed Eastern Merger is completed. In particular, we could potentially lose additional important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Eastern Merger. We could also potentially lose additional customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have allocated, and will continue to allocate, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are subject to restrictions on the conduct of our business prior to the consummation of the Eastern Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell or transfer our assets, and amend our organizational documents. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities, retain key employees and may otherwise harm our business, results of operations and financial condition.

Because the price of Eastern Common Stock will fluctuate, our shareholders cannot be certain of the market value of the Merger Consideration.

Upon completion of the Eastern Merger, each share of our common stock will be converted into the right to receive 4.956 shares of Eastern Common Stock. The dollar value of the Eastern Common Stock that our shareholders will receive upon completion of the Eastern Merger will depend upon the market value of Eastern Common Stock at the time of completion of the Eastern Merger, which may be lower or higher than the closing price of Eastern Common Stock on the last full trading day preceding the date the Merger Agreement was executed. The market values of Eastern Common Stock and our common stock have varied since we entered into the Merger Agreement and will continue to vary in the future due to changes in the business, operations or prospects of us and Eastern, market assessments of the Eastern Merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.

The Eastern Merger is subject to the receipt of consents and approvals from governmental authorities that may delay the date of completion of the Eastern Merger or impose conditions that could have an adverse effect on the Company.

Before the Eastern Merger may be completed, various consents, approvals, waiver or non-objections must be obtained from state and federal governmental authorities, including the Board of Governors of the Federal Reserve System, the FDIC, the Massachusetts Commissioner of Banks, the Massachusetts Housing Partnership, and the New Hampshire Banking Department. Satisfying the requirements of these governmental authorities may delay the date of completion of the Eastern Merger. In addition, these governmental authorities may include conditions on the completion of the Eastern Merger, or require changes to the terms of the Eastern Merger. The parties are not obligated to complete the Eastern Merger should any regulatory approval contain any prohibition, limitation or other requirement that Eastern’s board of directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the benefits of the Eastern Merger to such a degree that Eastern would not have entered into the Merger Agreement had such condition, restriction or requirement been known at the date of the Merger Agreement.

Failure to complete the Eastern Merger could negatively impact the stock price of the Company and future businesses and financial results of the Company.

If the Eastern Merger is not completed, the ongoing businesses, financial condition and results of operation of the Company may be adversely affected and market prices of the Company’s common stock may decline significantly, particularly to the extent that the current market prices reflect a market assumption that the Eastern Merger will be consummated. If the consummation of the Eastern Merger is delayed, including by the receipt of a competing acquisition proposal, the Company’s business, financial condition and results of operations may be materially adversely affected.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus and all filing and other fees paid to the SEC and other regulatory agencies in connection with the Eastern Merger. If the Eastern Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Eastern Merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Eastern Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the Eastern Merger, could have a material adverse effect on the Company’s businesses, financial conditions and results of operations.

Additionally, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Eastern Merger, without realizing any of the anticipated benefits of completing the Eastern Merger. If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Eastern Merger.

Eastern may be unable to successfully integrate our operations or otherwise realize the expected benefits from the Eastern Merger, which could adversely affect Eastern’s results of operations and financial condition.

The Eastern Merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•
integrating personnel with diverse business backgrounds;
•
converting customers to new systems;
•
combining different corporate cultures; and
•
retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain of our key employees who are expected to be retained by Eastern. Eastern may not be successful in retaining these employees for the time period necessary to successfully integrate our operations with those of Eastern. The diversion of management’s attention and any delay or difficulty encountered in connection with the Eastern Merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Eastern following the Eastern Merger.

The success of the Eastern Merger will depend, in part, on Eastern’s ability to realize the anticipated benefits and cost savings from combining the Company’s business with Eastern’s. If Eastern is unable to successfully integrate the Company, the anticipated benefits and cost savings of the Eastern Merger may not be realized fully or may take longer to realize than expected. For example, Eastern may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the Eastern Merger. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause Eastern not to realize expected benefits.

The Company’s shareholders will not be entitled to dissenters’ or appraisal rights in the Eastern Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction. Under the Massachusetts Business Corporation Act, holders of Company common stock will not be entitled to dissenters’ or appraisal rights in the Eastern Merger with respect to their shares of Company common stock.

Risks Related to Acquisitions

The risks presented by acquisitions, such as the Northmark Merger, could adversely affect our financial condition and results of operations.

The business strategy of the Company may include growth through acquisitions such as the Northmark Merger. Any such future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things:

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

The ongoing integration of the Company and Northmark will present significant challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

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

Natural disasters, climate change, acts of war or terrorism, such as the ongoing Russia-Ukraine war and Israel-Hamas war, health epidemics such as COVID-19, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our clients. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

In the event of a natural disaster, the spread of COVID-19 to our market areas or other adverse external events, our business, services, asset quality, financial condition and results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company maintains robust processes for assessing, identifying and managing materials risks from cybersecurity threats. The Company’s cybersecurity program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, as well as the GLBA and the risk of cybersecurity threats is integrated into the Company’s Enterprise Risk Management (“ERM”) program, governed by the Board level Risk Committee. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level and led by the Director of Information Security. Periodically, the risk owners review and update the cybersecurity threat risk action plan to provide the status on specific risk mitigation actions and to identify new threats. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third-party service providers, the Company maintains a security operations center with round-the-clock monitoring, and the Director of Information Security along with the Chief Information Officer (“CIO”) receives regular reports on industry activity. Management also assesses the cybersecurity proficiency of potential third-party vendors and cloud suppliers before utilizing their services. The assessment identifies cybersecurity-related risks an includes recommendations to enhance the security of new cloud computing services. The Company reassesses cloud suppliers quarterly.

The Company works to continually assess, identify and manage cybersecurity risks. In addition, the Company engages with third-party cybersecurity specialists to provide an independent assessment of the Company’s cybersecurity programs to maintain compliance and operational excellence. Management periodically reviews operational plans and modifies them in response to changes in the threat landscape and otherwise as needed. Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” above for more information.

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company. The Risk Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. Management, including the CIO and Director of Information Security, reports on cybersecurity matters at least quarterly to the Board, primarily through the Risk Committee, including an annual report regarding specific risks and mitigation efforts within the Company. Management provides benchmarking information and updates on key operational and compliance metrics to the Board. In addition, cybersecurity training is provided to the full Board, including training by third-party experts, to educate directors on the current cyber threat environment and measures companies can take to mitigate risks and impact of cyber attacks.

The Company maintains a Cybersecurity Incident Response Plan (the “CSIRP”), which establishes an organizational framework and guidelines intended to facilitate an effective response and handling of cybersecurity incidents that could jeopardize the availability, integrity, or confidentiality of the Cambridge Trust Company’s assets. The CSIRP outlines roles and responsibilities, criteria for measuring the severity of a cybersecurity incident, and an escalation framework, including processes for informing legal counsel and the Board of Directors of material cybersecurity incidents. As described above, management is actively involved in assessing and managing the Company’s material cybersecurity risks. The CIO, the Director of Information Technology as well as the Director of Information Security primarily lead these efforts. The CIO, who reports directly to CEO, is responsible for the oversight of the Company’s entire information technology operations. The Director of Information Security reports directly to the Risk Committee and has responsibility for leadership of the Company’s cybersecurity program.

Item 2. Properties.

The Company conducts its business through 22 banking offices, including its main banking office and headquarters in Cambridge, Massachusetts. The Company also has operations centers in Burlington, Massachusetts and Portsmouth, New Hampshire, and five wealth management offices.

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

As of March 8, 2024, there were 7,846,510 shares of the Company’s common stock outstanding held by 484 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2023 was $69.40. The Company declared cash dividends of $2.68 and $2.56 per share in 2023 and 2022, respectively.

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

Stock Performance Graph

The following compares the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the KBW NASDAQ Bank Index and the S&P U.S. BMI Banks Index from December 31, 2018 to December 31, 2023. The results presented assume that the value of the Company’s common stock and each index was $100.00 on December 31, 2018. The total return assumes reinvestment of dividends.

Source: Standard & Poor’s Global Market Intelligence © 2023

This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2023:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
October 1 to October 31, 2023	—	$—
November 1 to November 30, 2023	379	$60.01
December 1 to December 31, 2023	—	$—
Total	379

(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period equity award vesting.

On March 13, 2023, the Company’s Board of Directors authorized a share repurchase program (the “2023 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2022, with such purchases occurring prior to March 13, 2024, provided that the aggregate purchase price does not exceed $32.4 million. The timing and amount of any shares of the Company’s common stock repurchased under the 2023 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2023 Repurchase Program may be suspended or discontinued at any time. The 2023 Repurchase Program replaces an earlier repurchase program (the “2022 Repurchase Program”) which expired on March 14, 2023. The Company did not repurchase any shares under the 2022 and 2023 Repurchase Program during the year ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cambridge Bancorp is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one banking subsidiary, Cambridge Trust Company, formed in 1890. At December 31, 2023, the Company had total assets of approximately $5.4 billion. Currently, the Bank operates 22 banking offices in Eastern Massachusetts and New Hampshire. The Company’s Wealth Management Group has five offices, one in Boston, Massachusetts, three in New Hampshire in Concord, Manchester, and Portsmouth, and one in Southport, Connecticut. The Company’s Assets under Management and Administration as of December 31, 2023 were approximately $4.6 billion. The Bank’s clients consist primarily of small- and medium-sized businesses and retail clients in these communities and surrounding areas throughout Massachusetts and New Hampshire.

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

Allowance for Credit Losses

The Company evaluates the need for an allowance for credit losses on all financial assets measured at amortized cost, including loans receivable and held to maturity securities, in accordance with FASB ASC Topic 326, Financial Instruments – Credit Losses (“ASC Topic 326”), on a quarterly basis. ASC Topic 326 requires a methodology to estimate current expected credit losses (“CECL”) over the life of a loan, which incorporates applying a reasonable and supportable forecast period before reverting back to historical data. ASC Topic 326 also applies to off-balance sheet credit exposures not accounted for as insurance (i.e. loan commitments, standby letters of credit, financial guarantees, and other similar investments) and net investments in leases recognized by a lessor in accordance with Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842).

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

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the State of New Hampshire, the State of Connecticut, the State of Maine, and other states as required. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Deferred tax assets are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized. Interest and penalties related to unrecognized tax benefits, if incurred, are recognized as a component of income tax expense.

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

	December 31,
	2023	2022	2021	2020	2019
	(dollars in thousands, except per share data)
Operating Data
Interest Income	$218,534	$159,993	$133,514	$129,378	$96,339
Interest Expense	97,728	16,778	5,533	9,145	17,643
Net Interest and Dividend Income	120,806	143,215	127,981	120,233	78,696
Provision for (Release of) Credit Losses	904	3,881	(1,294)	18,310	3,004
Noninterest Income	41,730	43,009	44,324	39,525	36,401
Noninterest Expense	115,223	110,382	100,484	98,085	78,175
Income Before Taxes	46,409	71,961	73,115	43,363	33,918
Income Taxes	12,300	19,052	19,091	11,404	8,661
Net Income (a GAAP Measure)	$34,109	$52,909	$54,024	$31,959	$25,257

Operating Net Income (a non-GAAP measure)*	$40,157	$56,549	$54,828	$43,870	$29,156
Average shares outstanding, basic	7,828,316	7,163,223	6,926,257	6,289,481	4,629,255
Average shares outstanding, diluted	7,843,482	7,213,223	6,990,603	6,344,409	4,661,720
Total shares outstanding	7,845,452	7,796,440	6,968,192	6,926,728	5,400,868
Basic Earnings Per Share	$4.35	$7.35	$7.76	$5.07	$5.41
Diluted Earnings Per Share	$4.34	$7.30	$7.69	$5.03	$5.37
Operating Diluted Earnings Per Share (a non-GAAP measure)*	$5.12	$7.80	$7.81	$6.90	$6.20
Dividends Declared Per Share	$2.68	$2.56	$2.38	$2.12	$2.04
Dividend payout ratio (1)	62%	35%	31%	42%	38%

Financial Condition Data
Total Assets	$5,417,666	$5,559,737	$4,891,544	$3,949,297	$2,855,563
Total Deposits	$4,321,178	$4,815,376	$4,331,152	$3,403,083	$2,358,878
Total Loans	$4,021,544	$4,062,856	$3,319,106	$3,153,648	$2,226,728
Shareholders' Equity	$534,573	$517,552	$437,837	$401,732	$286,561
Book Value Per Share	$68.14	$66.38	$62.83	$58.00	$53.06
Tangible Book Value Per Share (a non-GAAP measure)*	$59.08	$57.15	$55.01	$50.07	$46.66

Performance Ratios
Return on Average Assets	0.62%	1.03%	1.24%	0.91%	0.97%
Operating Return on Average Assets (a non-GAAP measure)*	0.73%	1.10%	1.26%	1.25%	1.12%
Return on Average Shareholders' equity	6.50%	11.56%	12.93%	9.09%	11.40%
Operating Return on Tangible Common Equity (a non-GAAP measure)*	8.86%	14.18%	15.10%	14.38%	14.80%
Total Shareholders’ Equity to Total Assets	9.87%	9.31%	8.95%	10.17%	10.04%
Interest rate spread (2)	1.53%	2.72%	3.05%	3.52%	2.93%
Net Interest Margin, taxable equivalent (3)	2.30%	2.92%	3.12%	3.65%	3.22%
Efficiency ratio *	70.89%	59.27%	58.32%	61.40%	67.92%
Operating Efficiency Ratio (a non-GAAP measure)*	66.47%	57.99%	57.67%	56.66%	63.78%

Wealth Management Assets
Market Value of Assets Under Management & Administration	$4,595,209	$4,059,819	$4,853,119	$4,167,903	$3,452,852

Asset Quality
Non-Performing Loans	$16,567	$6,542	$5,386	$8,962	$5,651
Non-Performing Loans/Total Loans	0.41%	0.16%	0.16%	0.28%	0.25%
Net Loan (Charge-Offs) Recoveries	$(70)	$53	$154	$(439)	$(1,592)
Allowance/Total Loans	0.97%	0.93%	1.04%	1.14%	0.82%

Capital Ratios (4):
Total capital	14.13%	13.52%	13.56%	13.93%	13.61%
Tier 1 capital	13.03%	12.45%	12.40%	12.68%	12.70%
Common Equity Tier 1	13.03%	12.45%	12.40%	12.68%	12.70%
Tier 1 leverage capital	8.90%	8.51%	8.31%	8.89%	8.98%

Other Data:
Number of full-service offices	22	22	19	21	16
Full time equivalent employees	407	440	384	372	303

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

Results of Operations

Results of Operations for the years ended December 31, 2023 and 2022

General. Net income decreased by $18.8 million, or 35.5%, to $34.1 million for the year ended December 31, 2023, from $52.9 million for the year ended December 31, 2022, primarily due to a $19.4 million decrease in net interest and dividend income after provision for credit losses, a $4.8 million increase in noninterest expenses, (including $7.2 million in merger expenses), partially offset by a $6.8 million decrease in income tax expense.

Diluted earnings per share were $4.34 for the year ended December 31, 2023, representing a 40.5% decrease over diluted earnings per share of $7.30 for the year ended December 31, 2022.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses decreased by $22.4 million, or 15.6%, to $120.8 million for the year ended December 31, 2023, as compared to $143.2 million for the year ended December 31, 2022. This decrease was primarily due to higher costs of funds, partially offset by an increase in average earning assets and higher yields on earning assets.

•
Interest on loans increased by $57.6 million, or 41.9%, as a result of higher yields combined with higher average loan balances.
•
Interest on investment securities decreased by $228,000, or 1.0%, primarily due to a decrease in the investment portfolio.
•
Interest on deposits increased by $70.4 million, or 482.0%, primarily due to an increase in the cost of deposits.
•
Interest on borrowings increased by $10.6 million, or 485.5%, primarily due to an increase in the cost and average balances of other borrowed funds during the year.

Average interest earning assets increased by $309.7 million, or 6.3%, to $5.25 billion for the year ended December 31, 2023 from $4.94 billion in 2022, primarily due to growth within the loan portfolio from the Northmark Merger, partially offset by a lower investment portfolio. The Company’s net interest margin, on a fully tax equivalent basis, decreased 62 basis points to 2.30% for the year ended December 31, 2023, as compared to 2.92% in 2022.

Average interest-bearing liabilities increased by $566.7 million, or 18.0%, to $3.71 billion for the year ended December 31, 2023 from $3.14 billion in 2022, primarily due to growth in average deposits from the Northmark Merger, inclusive of wholesale deposits, and an increase in average borrowed funds. The Company experienced an increase in average checking account balances of $337.3 million, an increase in average retail certificates of deposit of $476.6 million, and an increase in average borrowed funds of $168.8 million. They were partially offset by decreases in average savings deposit balances of $267.7 million and a decrease in average money market accounts of $148.3 million.

The average cost of funds increased to 1.86% for the year ended December 31, 2023, as compared to 0.34% for the year ended December 31, 2022.

Interest and Dividend Income. Total interest and dividend income increased by $58.5 million, or 36.6%, to $218.5 million for the year ended December 31, 2023, as compared to $160.0 million in 2022, primarily due to higher yielding assets coupled with growth within the loan portfolio.

Interest Expense. Interest expense increased by $81.0 million, or 482.5% to $97.7 million for the year ended December 31, 2023, as compared to $16.8 million in 2022, primarily driven by an increase in the cost of deposits and higher borrowing expense.

Provision for Credit Losses. The Company recorded a provision for credit losses of $904,000 for the year ended December 31, 2023, as compared to a provision for credit losses of $3.9 million for the year ended December 31, 2022, which included $2.2 million for the recognition of the CECL merger accounting impact as a result of the Northmark merger.

The Company recorded net loan charge-offs of $70,000 or 0.00% of total loans, for the year ended December 31, 2023, as compared to net recoveries of $53,000, or 0.00% of total loans for the year ended December 31, 2022.

The allowance for credit losses for loans was $38.9 million, or 0.97% of total loans outstanding at December 31, 2023, as compared to $37.8 million, or 0.93% of total loans outstanding at December 31, 2022.

Noninterest Income. Total noninterest income decreased by $1.3 million, or 3.0%, to $41.7 million for the year ended December 31, 2023, as compared to $43.0 million for the year ended December 31, 2022. This change was primarily the result of lower bank owned life insurance (“BOLI”) income, lower other income, and lower loan related derivative income, partially offset by higher deposit account fees. Noninterest income was 25.7% and 23.1% of total revenue for the year ended December 31, 2023 and 2022, respectively.

•
BOLI income decreased by $1.0 million, or 57.0%, to $778,000 for the twelve months ended December 31, 2023, as compared to $1.8 million for the twelve months ended December 31, 2022, primarily due to a gain related to a death benefit claim and a policy surrender that occurred during the twelve months ended December 31, 2022, while no such benefit claims or policy surrenders occurred during the twelve months ended December 31, 2023.
•
Other income decreased by $448,000, or 15.6%, to $2.4 million for the twelve months ended December 31, 2023, as compared to $2.9 million for the twelve months ended December 31, 2022, primarily due to lower income associated with success fees of Innovation Banking loans recognized during the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022.
•
Loan related derivative income decreased by $226,000, or 36.2%, to $399,000 for the year ended December 31, 2023, as compared to $625,000 for the year ended December 31, 2022, primarily as a result of lower volume of loan related derivative transactions.
•
Deposit account fees increased by $432,000, or 14.8%, to $3.3 million for the year ended December 31, 2023, as compared to $2.9 million for the year ended December 31, 2022, primarily due to increased fee revenue from commercial deposit sweep products as a result of higher interest rates.

The categories of Wealth Management revenues are shown in the following table:

	For the Year Ended December 31,
	2023	2022
	(dollars in thousands)
Wealth Management revenues:
Trust and investment advisory fees	$31,743	$31,992
Financial planning fees and other service fees	1,261	1,042
Total wealth management revenues	$33,004	$33,034

The following table presents the changes in wealth management assets under management:

	For the Year Ended December 31,
	2023	2022
	(dollars in thousands)
Wealth management assets under management
Balance at the beginning of the period	$3,875,747	$4,656,183
Gross client asset inflows	583,196	699,466
Gross client asset outflows	(643,924)	(917,636)
Net market impact	511,133	(562,266)
Balance at the end of the period	$4,326,152	$3,875,747
Weighted average management fee	0.78%	0.78%

•
Wealth AUM was comprised of approximately 58.0% equities, 28.0% fixed income, and 14.0% cash/other as of both December 31, 2023 and December 31, 2022.
•
Approximately 65.0% of Wealth AUM was invested in proprietary strategies, while 35.0% was invested in open architecture funds as of December 31, 2023, as compared to 68.0% proprietary strategies and 32.0% open architecture as of December 31, 2022.
•
The average Wealth AUM relationship size was $3.5 million as of December 31, 2023; as compared to $3.0 million as of December 31, 2022.
•
Full time equivalent Wealth Management employees as of December 31, 2023 consisted of 45 Sales/Service, 22 Portfolio Managers, and 13 Administrative/Support, as compared to 40 Sales/Service, 23 Portfolio Managers, and 14 Administrative/Support as of December 31, 2022.

•
Individual clients made up 77.0% of Wealth AUM as of December 31, 2023, as compared to 81.0% as of December 31, 2022.
•
Institutional clients made up 23.0% of Wealth AUM as of December 31, 2023, as compared to 19.0% as of December 31, 2022.

There were no significant changes to the average fee rates and fee structure during the years ended December 31, 2023 or 2022.

Noninterest Expense. Total noninterest expense increased by $4.8 million, or 4.4%, to $115.2 million for the year ended December 31, 2023, as compared to $110.4 million for the year ended December 31, 2022, primarily driven by an increase in non-operating expense and FDIC insurance expense, partially offset by lower professional fees, lower marketing expense, and lower salary and benefits expense.

•
Non-operating expenses increased by $4.1 million, or 134.7%, to $7.2 million for the twelve months ended December 31, 2023, from $3.1 million for the twelve months ended December 31, 2022, primarily due to merger expenses associated with the Eastern merger and Northmark Bank merger (“Northmark merger”).
•
FDIC insurance increased by $990,000, or 53.7%, to $2.8 million for the twelve months ended December 31, 2023, from $1.8 million for the twelve months ended December 31, 2022, primarily due to increase in insurance premium rates.
•
Professional fees decreased by $1.1 million, or 22.3%, to $3.7 million for the twelve months ended December 31, 2023, from $4.7 million for the twelve months ended December 31, 2022, primarily due to consulting fees associated with vendor contract negotiations expensed during 2022, while no such expenses occurred during the twelve months ended December 31, 2023.
•
Marketing expense decreased by $528,000, or 22.9%, to $1.8 million for the twelve months ended December 31, 2023, from $2.3 million for the twelve months ended December 31, 2022, primarily due to reduced marketing campaigns and promotions during the period.
•
Salaries and employee benefits decreased by $303,000, or 0.4%, to $69.8 million for the twelve months ended December 31, 2023, from $70.1 million for the twelve months ended December 31, 2022, due to lower performance-based compensation and savings from a reduction in head count during the year, partially offset by higher overall staffing levels associated with the Northmark merger and normal merit increases.

Income Tax Expense. The Company recorded a provision for income taxes of $12.3 million for the twelve months ended December 31, 2023, a decrease of $6.8 million, as compared to $19.1 million for the twelve months ended December 31, 2022. The effective tax rate was 26.5%, for both the twelve months ended December 31, 2023 and the twelve months ended December 31, 2022.

Results of Operations for the years ended December 31, 2022 and 2021

General. Net income decreased by $1.1 million, or 2.1%, to $52.9 million for the year ended December 31, 2022, from $54.0 million for the year ended December 31, 2021, primarily due to a $9.9 million increase in noninterest expenses including $1.9 million in merger expenses, and a $5.2 million increase in the provision for credit losses, partially offset by a $15.2 million increase in net interest and dividend income before the provision for credit losses.

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

Changes in Financial Condition

Total Assets. Total assets decreased by $142.1 million, or 2.6%, from $5.56 billion at December 31, 2022, and were $5.42 billion as of December 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.3 million, or 7.4%, from $30.7 million at December 31, 2022 to $33.0 million at December 31, 2023.

Investment Securities. The Company’s total investment securities portfolio decreased by $108.2 million, or 9.0%, from $1.21 billion at December 31, 2022 to $1.10 billion at December 31, 2023, primarily due to investment paydowns during the period.

Loans. Total loans decreased by $41.3 million, or 1.0%, to $4.02 billion at December 31, 2023, from $4.06 billion at December 31, 2022.

•
Residential real estate loans decreased by $22.6 million, or 1.4%, to $1.63 billion at December 31, 2023, from $1.65 billion at December 31, 2022.
•
Commercial real estate loans increased by $17.1 million, or 0.9%, to $1.93 billion at December 31, 2023, from $1.91 billion at December 31, 2022.
•
Home equity loans decreased by $15.7 million, or 14.1%, to $95.6 million at December 31, 2023 from $111.4 million at December 31, 2022.
•
Commercial and industrial loans decreased by $6.9 million, or 2.0%, to $343.7 million at December 31, 2023, from $350.7 million at December 31, 2022.
•
Consumer loans decreased by $13.1 million, or 35.0%, to $24.4 million at December 31, 2023 from $37.6 million at December 31, 2022.

Bank-Owned Life Insurance. The Company invests in BOLI to help offset the costs of our employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At December 31, 2023, our investment in BOLI increased by $781,000, or 2.3%, to $35.3 million, from $34.5 million at December 31, 2022, primarily due to the increases in the cash surrender value of the policies during the twelve months ended 2023.

Goodwill and Merger Related intangibles. Goodwill and merger related intangible assets totaled $71.0 million and $72.0 million at December 31, 2023 and December 31, 2022, respectively.

Other Assets. Other assets decreased by $1.9 million, or 1.8% to $103.4 million at December 31, 2023, from $105.3 million at December 31, 2022, primarily due to the change in fair value of loan level derivative assets.

Deposits. Total deposits, excluding wholesale deposits, decreased by $404.3 million, or 9.1%, to $4.03 billion at December 31, 2023, from $4.43 billion at December 31, 2022. Total deposits, inclusive of wholesale deposits, decreased by $494.2 million, or 10.3%, to $4.32 billion at December 31, 2023, as compared to $4.82 billion at December 31, 2023, primarily due to lower money market balances, lower savings account balance, and lower wholesale deposit balances.

•
Certificates of deposit totaled $674.4 million at December 31, 2023, an increase of $87.8 million, or 15.0%, from $586.6 million at December 31, 2022, primarily driven by higher retail certificates of deposit balances.
•
Total wholesale certificates of deposit, which are included within certificates of deposit, were $291.7 million at December 31, 2023 and $381.6 million at December 31, 2022. The Company migrated wholesale funding toward FHLB Boston borrowings during the quarter of 2023.
•
The cost of total deposits for the year ended December 31, 2023 was 1.85%, as compared to 0.32% for the year ended December 31, 2022, an increase of 153 basis points. The cost of total deposits excluding wholesale deposits was 1.54% for the year ended December 31, 2023, as compared to 0.26% for the year ended December 31, 2022, an increase of 128 basis points. At December 31, 2023, the spot cost of non-wholesale deposits was 1.88%, an increase of 108 basis points as compared to 0.80% at December 31, 2022.

Borrowings. At December 31, 2023, borrowings consisted primarily of advances from the FHLB of Boston. At December 31, 2022, borrowings consisted primarily of advances from the FHLB of Boston and reverse repurchase agreements. Total borrowings increased by $346.9 million, or 329.8%, to $452.2 million at December 31, 2023, from $105.2 million at December 31, 2022, as the Company migrated wholesale funding toward FHLB Boston borrowings.

Shareholders’ Equity. Total shareholders’ equity increased $17.0 million, or 3.3%, to $534.6 million at December 31, 2023, from $517.6 million at December 31, 2022, primarily due to net income of $34.1 million, a decrease in unrealized losses on the available for sale investment portfolio of $3.1 million, partially offset by dividend payments of $21.0 million.

The Company’s book value per share increased by $1.76 to $68.14 at December 31, 2023, as compared to $66.38 at December 31, 2022. The Company’s ratio of tangible common equity to tangible assets increased 55 basis points to 8.67% at December 31, 2023, as compared to 8.12% at December 31, 2022. Tangible book value per share grew by $1.93, or 3.4%, to $59.08 as of December 31, 2023, as compared to $57.15 as of December 31, 2022.

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

The following table summarizes the calculation of the Company’s operating net income and operating diluted earnings per share:

	For the Year Ended December 31,
Operating Net Income / Operating Diluted Earnings Per Share
	2023	2022	2021	2020	2019
	(dollars in thousands, except share data)

Net Income (a GAAP measure)	$34,109	$52,909	$54,024	$31,959	$25,257
Less: Death benefits on bank owned life insurance ("BOLI") and policy surrender	—	$(1,157)	—	—	—
Add: Mergers and contractual termination expenses	7,180	3,059	1,118	7,612	4,721
Add: Provision for credit losses for acquired loans	—	2,239	—	8,638	—
Add: (Gain) loss on disposition of investment securities	—	—	—	(69)	79
Less: Tax effect of BOLI surrender	—	736	—	—	—
Less: Tax effect of non-operating expenses (1)	(1,132)	(1,237)	(314)	(4,270)	(901)
Operating Net Income (a non-GAAP measure)	$40,157	$56,549	$54,828	$43,870	$29,156
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)	(36)	(273)	(252)	(64)	(243)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)	$40,121	$56,276	$54,576	$43,806	$28,913
Weighted Average Diluted Shares	7,843,482	7,213,913	6,990,603	6,344,409	4,661,720
Operating Diluted Earnings Per Share (a non-GAAP measure)	$5.12	$7.80	$7.81	$6.90	$6.20

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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands, except share data)
Tangible Common Equity:
Shareholders' equity (GAAP)	$534,573	$517,552	$437,837	$401,732	$286,561
Less: Goodwill and acquisition related intangibles (GAAP)	(71,089)	(71,982)	(54,529)	(54,889)	(34,544)
Tangible Common Equity (a non-GAAP measure)	$463,484	$445,570	$383,308	$346,843	$252,017
Total assets (GAAP)	$5,417,666	$5,559,737	$4,891,544	$3,949,297	$2,855,563
Less: Goodwill and acquisition related intangibles (GAAP)	(71,089)	(71,982)	(54,529)	(54,889)	(34,544)
Tangible assets (a non-GAAP measure)	$5,346,577	$5,487,755	$4,837,015	$3,894,408	$2,821,019
Tangible Common Equity Ratio (a non-GAAP measure)	8.67%	8.12%	7.92%	8.91%	8.93%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$463,484	$445,570	$383,308	$346,843	$252,017
Common shares outstanding	7,845,452	7,796,440	6,968,192	6,926,728	5,400,868
Tangible Book Value Per Share (a non-GAAP measure)	$59.08	$57.15	$55.01	$50.07	$46.66

The following tables summarize the calculation of the Company’s efficiency and operating ratios for the periods indicated:

	For the Year Ended December 31,

	2023	2022	2021	2020	2019
	(dollars in thousands)
Efficiency Ratio: (1)
Noninterest expense	$115,223	$110,382	$100,484	$98,085	$78,175
Net interest and dividend income	$120,806	$143,215	$127,981	$120,233	$78,696
Total noninterest income	41,730	43,009	44,324	39,525	36,401
Total revenue	$162,536	$186,224	$172,305	$159,758	$115,097
Efficiency Ratio	70.89%	59.27%	58.32%	61.40%	67.92%

Operating Efficiency Ratio: (2)
Noninterest expense	$115,223	$110,382	$100,484	$98,085	$78,175
Mergers and contractual termination expenses (Pretax)	(7,180)	(3,059)	(1,118)	(7,612)	(4,721)
Operating expense (a non-GAAP measure)	$108,043	$107,323	$99,366	$90,473	$73,454

Total revenue	$162,536	$186,224	$172,305	$159,758	$115,097
Add:(gain) loss on disposition of investment securities	—	—	—	(69)	$79
Death benefit on bank owned life insurance (“BOLI”) and policy surrender (Pretax)	—	(1,157)	—	—	—
Operating revenue (a non-GAAP measure)	$162,536	$185,067	$172,305	$159,689	$115,176
Operating Efficiency Ratio (a non-GAAP measure)	66.47%	57.99%	57.67%	56.66%	63.78%

	For the Year Ended December 31,

	2023	2022	2021	2020	2019
	(dollars in thousands)
Operating Return on Tangible Common Equity: (3)
Operating Net Income (a non-GAAP measure)	$40,157	$56,549	$54,828	$43,870	$29,156
Average common equity	$524,672	$457,540	$417,768	$351,477	$221,617
Average goodwill and merger related intangibles	(71,538)	(58,859)	(54,707)	(46,476)	(24,577)
Average tangible common equity (a non-GAAP measure)	$453,134	$398,681	$363,061	$305,001	$197,040
Operating Return on Tangible Common Equity (a non-GAAP measure)	8.86%	14.18%	15.10%	14.38%	14.80%

Operating Return on Average Assets: (4)
Operating Net Income (a non-GAAP measure)	$40,157	$56,549	$54,828	$43,870	$29,156
Average assets	$5,486,130	$5,150,336	$4,343,873	$3,523,249	$2,600,316
Operating Return on Average Assets (a non-GAAP measure)	0.73%	1.10%	1.26%	1.25%	1.12%

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

The fair value of securities available for sale totaled $137.8 million and included gross unrealized gains of $4,000 and gross unrealized losses of $25.5 million at December 31, 2023. At December 31, 2022, the fair value of securities available for sale totaled $153.4 million and included gross unrealized gains of $7,000 and gross unrealized losses of $28.6 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, U.S. Treasury Notes, and state, county, and municipal securities. Securities held to maturity as of December 31, 2023 are carried at their amortized cost of $959.3 million. At December 31, 2022, the amortized cost of securities held to maturity totaled $1.05 billion.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity, and the percentage distribution at the dates indicated.

	December 31,		December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,462	15%	$19,733	13%
Mortgage-backed securities	117,376	85%	132,683	86%
Corporate debt securities	—	—%	1,000	1%
Total securities available for sale	$137,838	100%	$153,416	100%
Held to maturity securities
U.S. Treasury Notes	$3,039	—%	$3,970	—%
Mortgage-backed securities	871,426	91%	951,372	91%
Corporate debt securities	250	—%	250	—%
Municipal securities	84,617	9%	96,405	9%
Total securities held to maturity	$959,332	100%	$1,051,997	100%
Total	$1,097,170		$1,205,413

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,998	0.5%	$5,000	2.3%	$8,000	2.6%	$22,998	1.6%
Mortgage-backed securities	—	—	11,466	1.9%	37,207	1.5%	91,705	1.7%	140,378	1.6%
Total available for sale securities	$—	0.0%	$21,464	1.3%	$42,207	1.6%	$99,705	1.7%	$163,376	1.6%

Held to maturity securities
U.S. treasury Notes	$2,076	4.2%	$963	4.1%	$—	0.0%	$—	0.0%	$3,039	4.1%
Mortgage-backed securities	—	—	23,490	2.6%	50,094	1.8%	797,842	1.8%	871,426	1.9%
Corporate debt securities	250	2.0%	—	—	—	—	—	—	250	2.0%
Municipal securities	2,666	3.1%	22,397	3.6%	22,051	3.2%	37,503	2.7%	84,617	3.1%
Total held to maturity securities	$4,992	3.5%	$46,850	3.1%	$72,145	2.2%	$835,345	1.9%	$959,332	2.0%
Total	$4,992	3.5%	$68,314	2.5%	$114,352	2.0%	$935,050	1.9%	$1,122,708	1.9%

(1)
Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21% for 2023.

The Company did not record an allowance for credit losses on its investment securities as of December 31, 2023 or 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

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

The following summary shows the composition of the loan portfolio at the dates indicated:

	December 31, 2023		December 31, 2022
	2023	% of Total	2022	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$813,374	20%	$902,968	22%
Mortgages - adjustable rate	760,632	19%	703,958	17%
Construction	45,863	1%	35,299	1%
Deferred costs, net of unearned fees	6,395	0%	6,613	0%
Total residential mortgages	1,626,264	40%	1,648,838	40%
Commercial mortgage
Mortgages - non-owner occupied	1,648,408	41%	1,592,732	39%
Mortgages - owner occupied	167,522	4%	183,591	5%
Construction	113,133	3%	135,782	3%
Deferred costs, net of unearned fees	2,410	0%	2,318	0%
Total commercial mortgages	1,931,473	48%	1,914,423	47%
Home equity
Home equity - lines of credit	92,730	2%	108,961	3%
Home equity - term loans	2,679	0%	2,098	0%
Deferred costs, net of unearned fees	240	0%	292	0%
Total home equity	95,649	2%	111,351	3%
Commercial and industrial
Commercial and industrial	342,475	9%	349,026	9%
PPP loans	653	0%	1,384	0%
Unearned fees, net of deferred costs	583	0%	240	0%
Total commercial and industrial	343,711	9%	350,650	9%
Consumer
Secured	22,592	1%	35,679	1%
Unsecured	1,822	0%	1,897	0%
Deferred costs, net of unearned fees	33	0%	18	0%
Total consumer	24,447	1%	37,594	1%
Total loans	$4,021,544	100%	$4,062,856	100%

Residential Mortgage. Residential real estate loans held in portfolio were to $1.63 billion at December 31, 2023, a decrease of $22.6 million, or 1.4%, from $1.65 billion at December 31, 2022 and consisted of one-to-four family residential mortgage loans, or for the construction thereof. The residential mortgage portfolio represented 40% of total loans both at December 31, 2023 and December 31, 2022, respectively.

The average loan balance outstanding in the residential portfolio was $526,000 and the largest individual residential mortgage loan outstanding was $5.5 million as of December 31, 2023. At December 31, 2023, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $726,200 in 2023 from $647,200 in 2022, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meets it CRA requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank’s CRA Assessment Area.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the year ended December 31, 2023.

The Company was servicing mortgage loans sold to others without recourse of approximately $173.9 million at December 31, 2023 and $191.9 million at December 31, 2022.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Year Ended December 31,
	2023	2022
	(dollars in thousands)
Originations for retention in portfolio	$182,300	$432,008
Originations for sale to the secondary market	6,451	4,515
Total	$188,751	$436,523

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Year Ended December 31,
	2023	2022
	(dollars in thousands)
Loans sold with servicing rights retained	$6,451	$5,834
Loans sold with servicing rights released	—	—
Total	$6,451	$5,834

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $1.5 million and $1.7 million at December 31, 2023 and 2022, respectively.

Commercial Mortgage. CRE loans were $1.93 billion as of December 31, 2023, an increase of $17.1 million, or 0.9%, from $1.91 billion at December 31, 2022. The CRE loan portfolio represented 48% and 47% of total loans at December 31, 2023 and December 31, 2022, respectively. The average loan balance outstanding in this portfolio was $1.7 million and the largest individual CRE loan outstanding was $28.4 million as of December 31, 2023. At December 31, 2023, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $95.6 million and $111.4 million at December 31, 2023 and 2022, respectively. The home equity portfolio represented 2% of total loans at December 31, 2023 and 3% at December 31, 2022. At December 31, 2023, the largest home equity line of credit was a $2.0 million line of credit and had an outstanding balance of $2.0 million at December 31, 2023. At December 31, 2023, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $343.7 million at December 31, 2023, a decrease of $6.9 million, or 2.0%, from $350.7 million at December 31, 2022. C&I loans represented 9% of total loans both at December 31, 2023 and 2022, respectively. The average loan balance outstanding in this portfolio was $395,000, and the largest individual commercial and industrial loan outstanding was $20.0 million as of December 31, 2023. At December 31, 2023, this loan was performing in accordance with its original terms.

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

At December 31, 2023, commercial solar loans totaled $114.4 million and the average loan balance outstanding in this portfolio was $2.0 million. The largest individual loan outstanding was $7.2 million, and this loan was performing in accordance with its original terms at December 31, 2023.

Consumer Loans. The consumer loan portfolio totaled $24.4 million at December 31, 2023, a decrease of $13.1 million, or 35.0%, from $37.6 million at December 31, 2022. Consumer loans represented 1% of the total loan portfolio at both December 31, 2023 and December 31, 2022. The average loan balance outstanding in this portfolio was $8,000 and the largest individual consumer loan outstanding was $2.0 million as of December 31, 2023. At December 31, 2023, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in our portfolio based on their loan type and contractual terms to maturity at December 31, 2023. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	December 31, 2023
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$963	$11,790	$94,118	$1,519,393	$1,626,264
Commercial mortgage	157,503	635,533	1,019,252	119,185	1,931,473
Home equity	2,049	10,280	34,084	49,236	95,649
Commercial and industrial	41,968	146,932	89,203	65,608	343,711
Consumer	23,831	298	318	—	24,447
Total	$226,314	$804,833	$1,236,975	$1,753,422	$4,021,544

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans maturing over one year in our portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at December 31, 2023. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	December 31, 2023
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$822,944	$802,357	$—	$1,625,301
Commercial mortgage	803,159	438,666	532,145	1,773,970
Home equity	2,473	582	90,545	93,600
Commercial and industrial	42,615	23,910	235,218	301,743
Consumer	616	—	-	616
Total	$1,671,807	$1,265,515	$857,908	$3,795,230

Nonperforming Loans, MODIFICATION, and TROUBLED DEBT RESTRUCTURINGS (“TDRs”)

The composition of nonperforming loans is as follows:

	December 31,	December 31,
	2023	2022
	(dollars in thousands)
Non-performing loans	$16,516	$6,542
Loans past due > 90 days, but still accruing	51	—
Total non-performing loans	$16,567	$6,542
Non-performing loans as a percentage of gross loans	0.41%	0.16%
Non-performing loans as a percentage of total assets	0.31%	0.12%

Total non-performing loans increased by $10.0 million at December 31, 2023 as compared to December 31, 2022, primarily due to an owner occupied commercial real estate loan placed on non-accrual during the fourth quarter of 2023.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2023 and December 31, 2022, although such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s commercial and CRE loan portfolios. This independent review was performed in each of the past five years.

Non-accrual Loans. Loans are typically placed on non-accrual status when any payment of principal and/or interest is 90 days or more past due unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection, or if payment in full of principal or interest is not expected. The Company monitors closely the performance of its loan portfolio. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by management.

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

During the year ended December 31, 2023, the Company made no loan modifications or restructurings due to borrower financial difficulty.

Allowance for CREDIT Losses

The following table summarizes the ratios related to the Company’s allowance for credit losses and certain asset quality indicators for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$4,021,544	$4,062,856	$3,319,106
Average loans outstanding (net of unearned fees and deferred costs)	$4,029,579	$3,600,815	$3,240,876
Loans on non-accrual	$16,516	$5,839	$4,628
Allowance for credit losses balance at end of period	$38,944	$37,774	$34,496
Net (charge-offs) recoveries to average loans outstanding- Total	0.00%	0.00%	0.00%
Non-accrual loans to loans outstanding at year end	0.41%	0.14%	0.14%
Ratio of allowance for credit losses on loans to loans on non-accrual	235.80%	646.93%	745.38%
Ratio of allowance for credit losses to loans outstanding	0.97%	0.93%	1.04%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the ratio of net charge-offs to average loans outstanding within each loan category:

	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans	Average Balance	Net (Charge-offs) Recoveries	Net (Charge-offs) Recoveries to Total Average Loans
	(dollars in thousands)
Residential mortgages	$1,629,768	—	0.00%	$1,508,546	4	0.00%	$1,343,112	(4)	0.00%
Commercial mortgages	1,916,154	—	0.00	1,661,235	—	0.00	1,424,126	30	0.00
Home equity	97,906	—	0.00	95,441	—	0.00	94,949	—	0.00
Commercial and industrial	352,744	(25)	0.00	292,872	66	0.00	338,494	140	0.00
Consumer	35,607	(45)	0.00	42,721	(17)	0.00	40,195	(12)	0.00
Total	$4,032,179	(70)	0.00%	$3,600,815	53	0.00%	$3,240,876	154	0.00%

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	December 31, 2023			December 31, 2022
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$8,399	22%	40%	$13,321	35%	40%
Commercial mortgages	24,452	63	48	19,086	50	47
Home equity	580	1	2	573	2	3
Commercial and industrial	4,940	13	9	4,153	11	9
Consumer	573	1	1	641	2	1
Total Allowance	$38,944	100%	100%	$37,774	100%	100%

See additional discussion regarding the allowance for credit losses in Item 7 under the caption “Critical Accounting Estimates” and in Note 7 to the Audited Consolidated Financial Statements.

Sources of Funds

General. Deposits traditionally have been the Company's primary source of funds for its investment and lending activities. The Company can also borrow from the FHLB of Boston and the Federal Reserve Bank of Boston (“FRB of Boston”), and can utilize repurchase agreements and brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. The Company's additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

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

The following table sets forth the Company’s deposits for the periods indicated:

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,032,413	23.9%	$1,366,395	28.4%
Interest-bearing checking	1,132,518	26.2	908,961	18.9
Money market	983,480	22.8	1,162,773	24.1
Savings	498,386	11.6	790,628	16.4
Retail certificates of deposit under $250,000	212,694	4.9	117,532	2.5
Retail certificates of deposit of $250,000 or greater	170,020	3.9	87,528	1.8
Wholesale certificates of deposit	291,667	6.7	381,559	7.9
Total	$4,321,178	100.0%	$4,815,376	100.0%

At December 31, 2023, the Company had a total of $382.7 million in certificates of deposit, excluding brokered deposits, of which $363.9 million had remaining maturities of one year or less. The Company had total brokered deposits of $291.7 million and $381.6 million at December 31, 2023 and 2022, respectively. Brokered deposits at December 31, 2023 and December 31, 2022 had remaining maturities of less than six months.

The amount of deposits above the FDIC’s limit of $250,000 was $1.42 billion and $2.50 billion as of December 31, 2023 and 2022, respectively.

Retail certificates of deposit of $250,000 or greater by maturity are as follows:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Within three months	$51,355	$32,560
Over 3 months, within six months	68,770	16,162
Over six months, within twelve months	43,709	18,152
Over twelve months.	6,186	20,654
Total	$170,020	$87,528

Interest expense on retail certificates of deposit of $250,000 or greater was $3.9 million, $385,000, and $551,000 for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

The following table sets forth certificates of deposit, excluding brokered deposits, classified by interest rate as of the dates indicated:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Interest Rate:
0.00% to 0.50%	$56,255	$101,559
0.51% to 1.00%	2,787	26,606
1.00% to 1.99%	2,961	28,736
2.00% to 2.99%	4,844	11,009
3.00% to 3.99%	9,867	19,493
4.00% to 4.99%	226,857	17,657
5.00% to 5.99%	79,143	-
Total	$382,714	$205,060

Borrowings. Total borrowings were $452.2 million, an increase of $346.9 million as compared to $105.2 million at December 31, 2022. The Company’s borrowings at December 31, 2023 consisted of advances from the FHLB of Boston, and the FHLB of Boston and repurchase agreements at December 31, 2022. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios. The Company pledged investment securities as collateral for its repurchase agreements at December 31, 2022.

The Company’s remaining borrowing capacity at the FHLB of Boston at December 31, 2023 was approximately $522.4 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston and a $10.0 million line of credit with a correspondent bank.

In March 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (“BTFP”). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.

The Company had no borrowings outstanding with the FRB of Boston at December 31, 2023 or 2022. The Company’s remaining borrowing capacity at the FRB of Boston at December 31, 2023 was approximately $1.8 billion, inclusive of approximately $192.7 million in estimated borrowing capacity through the FRB Term Funding program, which is ending in March 2024, if the Company were to pledge assets under the BTFP.

The Company periodically enters into repurchase agreements with its larger deposit and commercial clients as part of its cash management services which are typically overnight borrowings. There were no repurchase agreements with clients at December 31, 2023. Repurchase agreements with clients totaled $5.0 million at December 31, 2022.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Interest Income/ Expenses(1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,977,438	$193,483	4.86%	$3,552,934	$135,965	3.83%	$3,203,126	$120,019	3.75%
Tax-exempt	52,141	1,969	3.78	47,881	1,832	3.83	37,750	1,525	4.04
Securities available for sale (3)
Taxable	173,034	2,758	1.59	194,612	2,680	1.38	217,096	2,617	1.21
Securities held to maturity
Taxable	917,057	16,831	1.84	978,321	16,875	1.72	424,499	6,847	1.61
Tax-exempt	90,361	2,804	3.10	100,057	3,135	3.13	104,114	3,329	3.20
Cash and cash equivalents	38,219	722	1.89	64,790	262	0.40	141,278	150	0.11
Total interest-earning assets (4)	5,248,250	218,567	4.16%	4,938,595	160,749	3.25%	4,127,863	134,487	3.26%
Non-interest-earning assets	275,919			246,813			251,652
Allowance for credit losses	(38,039)			(35,072)			(35,642)
Total assets	$5,486,130			$5,150,336			$4,343,873
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$1,090,277	$18,653	1.71%	$753,001	$1,285	0.17%	$675,753	$265	0.04%
Savings accounts	629,406	5,919	0.94	897,146	1,554	0.17	957,039	861	0.09
Money market accounts	1,017,535	30,107	2.96	1,165,793	7,999	0.69	765,021	2,769	0.36
Certificates of deposit	717,106	30,286	4.22	240,468	3,760	1.56	209,311	1,079	0.52
Total interest-bearing deposits	3,454,324	84,965	2.46%	3,056,408	14,598	0.48%	2,607,124	4,974	0.19%
Other borrowed funds	254,387	12,763	5.02	85,580	2,180	2.55	18,466	559	3.03
Total interest-bearing liabilities	3,708,711	97,728	2.64%	3,141,988	16,778	0.53%	2,625,590	5,533	0.21%
Non-interest-bearing liabilities
Demand deposits	1,134,875			1,446,745			1,197,056
Other liabilities	117,872			104,063			103,459
Total liabilities	4,961,458			4,692,796			3,926,105
Shareholders’ equity	524,672			457,540			417,768
Total liabilities & shareholders’ equity	$5,486,130			$5,150,336			$4,343,873
Net interest income on a fully taxable equivalent basis		120,839			143,971			128,954
Less taxable equivalent adjustment		(1,003)			(1,043)			(1,019)
Net interest income		$119,836			$142,928			$127,935
Net interest spread (5)			1.53%			2.72%			3.05%
Net interest margin (6)			2.30%			2.92%			3.12%

(1)
Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2023, 2022, and 2021.
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

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Compared with			Compared with
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)			(dollars in thousands)
Interest income
Loans
Taxable	$17,592	$39,926	$57,518	$13,341	$2,605	$15,946
Tax-exempt	161	(24)	137	391	(84)	307
Securities available for sale
Taxable	(316)	394	78	(287)	350	63
Securities held to maturity
Taxable	(1,090)	1,046	(44)	9,522	506	10,028
Tax-exempt	(301)	(30)	(331)	(128)	(66)	(194)
Cash and cash equivalents	(147)	607	460	(118)	230	112
Total interest income	$15,899	$41,919	$57,818	$22,721	$3,541	$26,262
Interest expense
Deposits
Checking accounts	821	16,547	17,368	34	986	1,020
Savings accounts	(593)	4,958	4,365	(57)	750	693
Money market accounts	(1,142)	23,250	22,108	1,930	3,300	5,230
Certificates of deposit	14,275	12,251	26,526	183	2,498	2,681
Total interest-bearing deposits	13,361	57,006	70,367	2,090	7,534	9,624
Other borrowed funds	7,095	3,488	10,583	1,723	(102)	1,621
Total interest expense	$20,456	$60,494	$80,950	$3,813	$7,432	$11,245
Change in net interest income	$(4,557)	$(18,575)	$(23,132)	$18,908	$(3,891)	$15,017

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the year ended December 31, 2023, was 2.25%, representing a 62 basis points decrease over the adjusted net interest margin for the year ended December 31, 2022 of 2.87%.

	Year Ended
	December 31, 2023
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,248,250
Net interest income on a fully taxable equivalent basis (GAAP)		$120,839
Net interest margin on a fully taxable equivalent basis (GAAP)			2.30%
Less: Accretion of loan fair value adjustments (GAAP)		(2,567)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,248,250	$118,272	2.25%

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the year ended December 31, 2022, was 2.87%, representing a 6 basis points decrease over the adjusted net interest margin for the year ended December 31, 2021 of 2.93%.

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

The Company’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between the theoretical and the practical; especially given that the primary objective of the Company’s overall asset/liability management process is to assess the level of interest rate risk in the Company’s balance sheet.

Therefore, the Company models a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios; the collective impact of which is designed to enable the Company to understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined. Plausible rate scenarios are also intended to capture the notion of “rational expectations” as it relates to how the impact of rate changes “are likely” to flow through the Company’s actual earnings.

The Company has designed its interest rate risk measurement activities to include the following core elements:

•
interest rate ramps and shocks
•
parallel and non-parallel yield curve shifts
•
a set of “benchmark” rate scenarios
•
a set of alternative rate scenarios, the nature of which change based upon prevailing market conditions

The Company’s primary tools in managing Interest Rate Risk (“IRR”) are income simulation models. The income simulation models are utilized to quantify the potential impact of changing interest rates on earnings and to identify expected earnings trends given longer-term rate cycles. Standard gap reports are also utilized to provide supporting detailed information.

The Company also recognizes that a sustained environment of higher/lower interest rates will affect the underlying value of the Company’s assets, liabilities and off-balance sheet instruments since the present value of their future cash flows (and the cash flows themselves) change when interest rates change. In order to monitor the long-term structural and economic position of the balance sheet, the Asset/Liability Committee ( the “ALCO” or the “Committee”) reviews the Economic Value of Equity (“EVE”) measure on a quarterly basis.

IRR considerations include but are not limited to:

•
timing differences in the maturity/repricing of the Company’s assets, liabilities, and off-sheet balance sheet contracts (mismatch risk);
•
the effect of embedded options, such as loan prepayments, interest rate caps, and deposit/withdrawals (option risk);
•
unexpected shifts of the yield curve that affect both the slope and shape of the yield curve (yield curve risk); and
•
differences in the behavior of lending and funding rates (basis risk).

The Company has established limits for both the Company’s IRR position and EVE position as described below which are designed to monitor against both gradual and rapid changes in interest rates due to known and unknown or exogenous factors.

The Company has established the following limits for IRR:

•
Projected net interest income in months one through twelve will not decline by more than 10% for any scenario tested.
•
Projected net interest income in months 13 through 24 will not decline by more than 20% for any scenario tested.
•
Projected net income over the twelve month period immediately following the testing date will not decline by more than 25% given a gradual shift (i.e., over a twelve month period) in interest rates of up to -200 to +200 basis points and assuming no balance sheet growth.

The Company has established the following limits for changes to EVE:

Interest Rate Shock
(in basis points)	Maximum Sensitivity	EVE Ratio

+400	-40%	5%
+300	-30%	5%
+200	-20%	5%
+100	-10%	5%
0	-	-
-100	-10%	5%
-200	-20%	5%
-300	-30%	5%

A violation of the Company’s Investment & Asset Liability policy will only occur when both the Maximum Sensitivity threshold and the Minimum EVE Ratio are breached at the same time.

The Company evaluates its IRR and EVE limits on a periodic basis (not less frequently than annually), including in response to increases in the federal funds rate and other economic developments, and, as a result of that evaluation, will, as appropriate, modify the applicable limit. The ALCO then approves any modifications of the IRR or EVE limits.

As part of its quarterly report to the Company’s Risk Committee, the ALCO reviews the Company’s IRR position relative to the current limits noted above. All IRR exceptions are discussed and documented by the Risk Committee in its minutes and are available for review at the Board of Directors’ (the “Board”) next subsequent meeting. If any of the current limits are exceeded for more than two consecutive quarterly periods, the ALCO will discuss with the Risk Committee its plans to bring the Company back within the applicable limits, or, if no action is recommended, the ALCO will discuss why it believes no action is appropriate. In order for the Company to continue to operate outside the limits for more than two consecutive quarterly periods, approval of the Risk Committee is required. For the periods ended December 31, 2023 and December 31, 2022, the ALCO did not approve any risk profiles that do not conform to management and Board risk tolerances, including the IRR and EVE limits.

The Company believes its existing IRR and EVE limits, policies and controls are adequate at this time.

Use of interest rate derivatives. The Company utilizes derivative financial instruments with the intent of reducing economic risk, in particular interest rate risk, both in an up interest rate environment and in a down interest rate environment. The below interest rate risk simulations and EVE model outputs reflect the use of derivatives.

The Company currently uses interest rate floor derivatives as part of its interest rate risk management strategy. Interest rate floor derivatives designated as cash flow hedges involve the receipt by the Company of variable-rate amounts from the derivative counterparty if interest rates fall below the strike rate on the instrument in exchange for payment by the Company of an upfront premium. This derivative financial instrument is used to hedge the variable cash flows associated with the Company’s variable-rate assets and helps protect in a down rate environment.

Additionally, the Company uses interest rate swap derivatives to manage its exposure to changes in interest rates. The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swap derivatives to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company’s interest rate swaps designated as fair value hedges involve the payment by the Company of fixed-rate amounts to the derivative counterparty in exchange for the Company receiving variable-rate payments over the life of the instrument without the exchange of the underlying notional amount. These derivative instruments help protect in an up rate environment.

Interest Rate Sensitivity. The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve sustainable growth in net interest income. Responsibility for the management of the Company’s interest rate sensitivity position falls under the authority of the Company's Board which, in turn, has assigned authority for its formulation, revision and administration to the Risk Committee of the Board who reviews, approves and reports on information provided by the ALCO. The Company manages interest rate sensitivity by changing the mix, pricing, and re-pricing characteristics of its assets and liabilities, through the management of its investment portfolio, its offerings of loan and selected deposit terms, and through wholesale funding. Wholesale funding consists of, but is not limited to, multiple sources, including borrowings with the FHLB of Boston, the FRB of Boston, and certificates of deposit from institutional brokers.

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a parallel interest rate shift, or “instantaneous shock,” in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of December 31, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(5.9)	2.0
+200	(4.0)	4.3
+100	(1.9)	7.1
–100	1.8	10.1
–200	2.5	9.7

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of December 31, 2023:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(2.0)	3.5
–100	(0.9)	11.2
–200	(2.1)	12.1

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

The Bank’s economic value of equity analysis as of December 31, 2023, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 23.6% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 8.0%. This shock scenario assumes an instantaneous increase in deposit and wholesale funding rates at December 31, 2023 levels with no benefit assumed of asset repricing into a higher rate environment. At the same date, the analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 18.7% increase in the economic value of equity, resulting in an economic value of equity ratio of 11.0%. This shock scenario assumes an instantaneous decrease in deposit and wholesale funding rates at December 31, 2023 levels, while assets are valued in a lower rate environment. The falling rate shocks for the economic value of equity analysis result in improved valuations as the cost to replace the Bank’s core deposits is reduced but is more than offset by the increased value of the bank’s assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices. The Company’s Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation, including the elevated inflation during the last two years, is reflected in the Company's increased cost of operations. Unlike industrial companies, the Company's assets and liabilities are primarily monetary in nature. As a result, generally speaking, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, entering into repurchase agreements, and purchasing wholesale certificates of deposit as its secondary sources. At December 31, 2023, the Company had access to funds totaling $2.55 billion, inclusive of approximately $192.7 million estimated availability as part of the FRB Boston's Bank Term Funding Program.

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

Capital Adequacy. Total shareholders’ equity was $534.6 million at December 31, 2023, as compared to $517.6 million at December 31, 2022. The Company’s equity increased primarily due to net income of $34.1 million, partially offset by dividend payments of $21.0 million. Based on past performance and current expectations, the Company believes that cash and cash equivalents, investments, and other sources of liquidity will satisfy its currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with its operations through the next 12 months and the reasonably foreseeable future.

The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2023, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders’ equity to the Consolidated Financial Statements for additional discussion of regulatory capital requirements.

Contractual Obligations, Commitments, and Contingencies

As of December 31, 2023 and December 31, 2022, the Company had outstanding commitments to extend credit of $994.2 million and $1.07 billion, respectively, commitments to originate loans of $18.4 million and $25.4 million, and commitments associated with outstanding letters of credit of $34.1 million and $24.2 million, respectively. Since commitments associated with commitments to extend credit and outstanding letters of credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2023, the Company had cash and cash equivalents of $33.0 million, as compared with $30.7 million at December 31, 2022, an increase of $2.3 million, or 7.4%.

In the ordinary course of business, the Company has entered into numerous contractual obligations and commitments. The following table summarizes the Company’s contractual cash obligations by maturity at December 31, 2023:

	Payments Due — By Period as of December 31, 2023
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
	(dollars in thousands)
FHLBB advances	$452,155	$406,000	$45,000	$717	$438
Retirement benefit obligations	32,174	2,844	5,966	6,070	17,294
Lease obligations	27,133	6,959	10,727	5,547	3,900
Certificates of deposit	674,381	655,266	17,306	1,809	—
Total contractual cash obligations	$1,185,843	$1,071,069	$78,999	$14,143	$21,632

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

Item 8. Financial Statements and Supplementary Data.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(dollars in thousands, except share information)
Assets
Cash and cash equivalents	$33,004	$30,719
Investment securities
Available for sale, at fair value (amortized cost $163,376 and $182,027, respectively)	137,838	153,416
Held to maturity, at amortized cost (fair value $805,428 and $885,586, respectively)	959,332	1,051,997
Total investment securities	1,097,170	1,205,413

Loans
Residential mortgage	1,626,264	1,648,838
Commercial mortgage	1,931,473	1,914,423
Home equity	95,649	111,351
Commercial and industrial	343,711	350,650
Consumer	24,447	37,594
Total loans	4,021,544	4,062,856
Less: allowance for credit losses on loans	(38,944)	(37,774)
Net loans	3,982,600	4,025,082
Federal Home Loan Bank of Boston Stock, at cost	19,056	6,264
Bank owned life insurance	35,265	34,484
Banking premises and equipment, net	21,753	23,297
Right-of-use asset operating leases	23,233	25,098
Deferred income taxes, net	15,299	17,990
Accrued interest receivable	15,765	14,118
Goodwill	64,539	64,539
Merger-related intangibles, net	6,550	7,443
Other assets	103,432	105,290
Total assets	$5,417,666	$5,559,737
Liabilities
Deposits
Demand non interest bearing	$1,032,413	$1,366,395
Interest-bearing checking	1,132,518	908,961
Money market	983,480	1,162,773
Savings	498,386	790,628
Certificates of deposit	674,381	586,619
Total deposits	4,321,178	4,815,376
Borrowings	452,155	105,212
Operating lease liabilities	25,165	27,413
Other liabilities	84,595	94,184
Total liabilities	4,883,093	5,042,185
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,845,452 shares and 7,796,440 shares, respectively	7,845	7,796
Additional paid-in capital	293,950	293,186
Retained earnings	250,492	237,369
Accumulated other comprehensive loss	(17,714)	(20,799)
Total shareholders’ equity	534,573	517,552
Total liabilities and shareholders’ equity	$5,417,666	$5,559,737

Auditor

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share information)
Interest and dividend income
Interest on taxable loans	$193,483	$135,965	$120,019
Interest on tax-exempt loans	1,555	1,447	1,205
Interest on taxable investment securities	19,589	19,555	9,464
Interest on tax-exempt investment securities	2,215	2,477	2,630
Dividends on FHLB of Boston stock	970	287	46
Interest on overnight investments	722	262	150
Total interest and dividend income	218,534	159,993	133,514
Interest expense
Interest on deposits	84,965	14,598	4,974
Interest on borrowed funds	12,763	2,180	559
Total interest expense	97,728	16,778	5,533
Net interest and dividend income	120,806	143,215	127,981
Provision for (release of) credit losses	904	3,881	(1,294)
Net interest and dividend income after provision for credit losses	119,902	139,334	129,275
Noninterest income
Wealth management revenue	33,004	33,034	35,037
Deposit account fees	3,345	2,913	1,939
ATM/Debit card income	1,728	1,663	1,567
Bank owned life insurance income	778	1,808	801
Gain on loans sold, net	56	98	832
Loan related derivative income	399	625	2,124
Other income	2,420	2,868	2,024
Total noninterest income	41,730	43,009	44,324
Noninterest expense
Salaries and employee benefits	69,806	70,109	65,127
Occupancy and equipment	14,454	14,364	13,898
Data processing	10,313	10,706	8,829
Professional services	3,675	4,728	5,391
Marketing	1,773	2,301	2,536
FDIC insurance	2,835	1,845	1,318
Non-operating expenses	7,180	3,059	1,118
Other expenses	5,187	3,270	2,267
Total noninterest expense	115,223	110,382	100,484
Income before income taxes	46,409	71,961	73,115
Income tax expense	12,300	19,052	19,091
Net income	$34,109	$52,909	$54,024
Share data:
Weighted average shares outstanding, basic	7,828,316	7,163,223	6,926,257
Weighted average shares outstanding, diluted	7,843,482	7,213,913	6,990,603
Basic earnings per share	$4.35	$7.35	$7.76
Diluted earnings per share	$4.34	$7.30	$7.69

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net income	$34,109	$52,909	$54,024
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	2,336	(18,736)	(4,622)
Interest rate swaps designated as cash flow hedges
Unrealized holding losses	(495)	(1,563)	(959)
Less: reclassification adjustment for gains (losses) realized in net income	389	(600)	(1,864)
Total unrealized losses on interest rate swaps	(106)	(2,163)	(2,823)
Defined benefit retirement plans
Change in retirement liabilities	855	1,310	3,801
Other comprehensive income (loss)	3,085	(19,589)	(3,644)
Comprehensive income	$37,194	$33,320	$50,380

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Year Ended December 31,
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)

Balance at December 31, 2020	$6,927	$226,967	$165,404	$2,434	$401,732
Net income	—	—	54,024	—	54,024
Other comprehensive loss	—	—	—	(3,644)	(3,644)
Share based compensation and other share-based activity	41	2,238	—	—	2,279
Dividends declared ($2.38 per share)	—	—	(16,554)	—	(16,554)
Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837

Balance at December 31, 2021	$6,968	$229,205	$202,874	$(1,210)	$437,837
Net income	—	—	52,909	—	52,909
Other comprehensive loss	—	—	—	(19,589)	(19,589)
Share based compensation and other share-based activity	39	1,920	—	—	1,959
Dividends declared ($2.56 per share)	—	—	(18,414)	—	(18,414)
Common stock issued for Northmark merger	789	62,061	—	—	62,850
Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552

Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552
Net income	—	—	34,109	—	34,109
Other comprehensive income	—	—	—	3,085	3,085
Share based compensation and other share-based activity	49	764	—	—	813
Dividends declared ($2.68 per share)	—	—	(20,986)	—	(20,986)
Balance at December 31, 2023	$7,845	$293,950	$250,492	$(17,714)	$534,573

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,109	$52,909	$54,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	904	3,881	(1,294)
Amortization (accretion) of deferred charges and fees, net	2,330	2,282	(1,434)
Depreciation (accretion), and amortization, net	1,193	726	(1,838)
Bank owned life insurance income	(778)	(1,808)	(801)
Share-based compensation and other share-based activity	813	1,959	2,279
Change in accrued interest receivable	(1,647)	(4,280)	352
Deferred income tax expense	1,665	587	2,899
Change in loans held for sale	—	1,490	5,419
Change in other assets, net	2,950	(32,056)	5,473
Change in other liabilities, net	(8,449)	26,260	429
Net cash provided by operating activities	33,090	51,950	65,508
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(650,604)	(1,265,305)	(1,327,044)
Proceeds from principal payments of loans	692,563	850,886	1,170,430
Purchase of loans	—	(23,655)	—
Proceeds from calls/maturities of securities available for sale	18,414	29,040	42,169
Purchase of securities available for sale	—	(10,170)	(9,927)
Proceeds from sales of securities	—	19,018	—
Proceeds from calls/maturities of securities held to maturity	91,558	132,173	70,800
Purchase of securities held to maturity	—	(205,137)	(801,775)
Death benefit on bank-owned life insurance	—	4,025	—
Redemption on bank-owned life insurance	—	10,759	—
(Purchase) redemption of FHLB of Boston stock	(12,792)	(1,215)	918
Purchase of banking premises and equipment	(1,372)	(1,776)	(2,033)
Net cash acquired in business combinations	—	82,174	—
Net cash provided by (used in) investing activities	137,767	(379,183)	(856,462)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(581,959)	(216,751)	1,020,821
Change in certificates of deposit	87,430	327,938	(92,552)
Change in borrowings	346,943	85,026	(16,393)
Cash dividends paid on common stock	(20,986)	(18,414)	(16,554)
Net cash (used in) provided by financing activities	(168,572)	177,799	895,322
Net change in cash and cash equivalents	2,285	(149,434)	104,368
Cash and cash equivalents at beginning of period	30,719	180,153	75,785
Cash and cash equivalents at end of period	$33,004	$30,719	$180,153
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92,544	$15,805	$5,656
Income taxes	12,902	21,822	9,054
Significant non-cash transactions
Common Stock issued to shareholders due to merger	—	62,850	—
Fair value of assets acquired, net of cash acquired	—	346,501	—
Fair value of liabilities assumed	—	378,453	—

The accompanying notes are an integral part of these consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Trust and investment management services are offered through the Bank’s private banking offices in Massachusetts and New Hampshire, and its wealth management offices located in Boston, Massachusetts, Concord, Manchester, and Portsmouth, New Hampshire, and Southport, Connecticut. The Bank also has a non-depository trust company, Cambridge Trust Company of New Hampshire, Inc., which allows non-New Hampshire residents the opportunity to take advantage of the state’s favorable trust laws. The assets held for wealth management clients are not assets of the Bank and, accordingly, are not reflected in the accompanying consolidated balance sheets.

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

Loans

Loans are reported at the amount of their outstanding principal, including deferred loan origination fees and costs, reduced by unearned discounts, and the allowance for credit losses. Loans are considered delinquent when a payment of principal and/or interest becomes past due 30 days following its scheduled payment due date. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Loans may be removed from non-accrual when they become less than 90 days past due, they have maintained current payment status for a sustained period of time, and when concern no longer exists as to the collectability of principal or interest.

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

Commercial mortgage loans – This includes multi-family properties and construction. The Company generally does not originate loans in this segment with a loan-to-value ratio greater than 75%. Loans in this segment are secured by owner-occupied and non-owner-occupied commercial real estate (“CRE”), and repayment is primarily dependent on the cash flows of the property (if non-owner-occupied) or of the business (if owner-occupied).

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

Goodwill, Core Deposit Intangibles, and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Core deposit intangible (“CDI”) represents a premium paid to acquire the core deposits of an institution and is recorded as an intangible asset. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. There was no goodwill impairment recognized during 2023, 2022, or 2021. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company is amortizing the CDI on a straight-line basis over a ten-year period.

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

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, the Commonwealth of Massachusetts, the state of New Hampshire, the State of Connecticut, the state of Maine, and other states as required. For the tax year ended December 31, 2023, the Company expects to file taxes in Massachusetts, New Hampshire, and Maine.

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

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, including outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 20 - Earnings Per Share.

Subsequent Events

Management has reviewed events occurring through March 12, 2024, the date the consolidated financial statements were issued and determined that no subsequent events occurred requiring adjustment to or disclosure in these consolidated financial statements.

3.
Recently Issued and Adopted Accounting Standards

Accounting Pronouncements Adopted in 2023

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

Accounting Pronouncements Yet to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold. and also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.

4.
Mergers

Eastern Bankshares, Inc.

On September 19, 2023, the Company, the Bank, Eastern Bankshares, Inc. (“Eastern”), Eastern Bank, Eastern’s subsidiary bank, and Citadel MS 2023, Inc. a direct, wholly owned subsidiary of Eastern (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire the Company and the Bank through the merger of Merger Sub with and into the Company, with the Company as the surviving entity (the “Merger”). As soon as reasonably practicable following the Merger, the Company will merge with and into Eastern, with Eastern as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that following the Holdco Merger, at a time to be determined by Eastern, the Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity. Upon the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of Company common stock, par value $1.00 per share, outstanding immediately prior to the Effective Time, other than certain shares held by Eastern or the Company, will be converted into the right to receive 4.956 shares of common stock (the “Exchange Ratio”), par value $0.01 per share, of Eastern (“Eastern Common Stock”). Company shareholders will receive cash in lieu of fractional shares of Eastern Common Stock (the Exchange Ratio and any cash in lieu of fractional shares collectively, the “Merger Consideration”).

Northmark Bank

The Company completed its merger (the “Northmark Merger”) with Northmark Bank. (“Northmark”) on October 1, 2022 Under the terms of the Agreement and Plan of Merger, each outstanding share of Northmark common stock was converted into 0.9950 shares of the Company’s common stock. As a result of the merger, former Northmark stockholders received an aggregate of 788,137 shares of the Company's common stock. The total consideration paid amounted to $62.8 million, based on the closing price of $79.74 of the Company’s common stock and cash paid for fractional shares on October 1, 2022.

The Company accounted for the merger using the acquisition method pursuant to ASC Topic 805, “Business Combinations.” and recorded total assets of $428.7 million, including $12.6 million in goodwill, and assumed total liabilities of $378.5 million.

5.
CASH AND CASH EQUIVALENTS

At December 31, 2023 and December 31, 2022, cash and cash equivalents totaled $33.0 million and $30.7 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston (“FRB of Boston”) at December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at December 31, 2023 or at December 31, 2022. See Note 21 - Derivatives and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6.
INVESTMENT SECURITIES

Investment securities have been classified in the accompanying consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,998	$—	$(2,536)	$20,462	$22,997	$—	$(3,264)	$19,733
Mortgage-backed securities	140,378	4	(23,006)	117,376	158,034	3	(25,354)	132,683
Corporate debt securities	—	—	—	—	996	4	—	1,000
Total available for sale securities	$163,376	$4	$(25,542)	$137,838	$182,027	$7	$(28,618)	$153,416

Held to maturity securities
U.S. Treasury Notes	$3,039	$—	$(13)	$3,026	$3,970	$—	$(18)	$3,952
Mortgage-backed securities	871,426	17	(146,397)	725,046	951,372	4	(157,208)	794,168
Corporate debt securities	250	—	(2)	248	250	—	(6)	244
Municipal securities	84,617	24	(7,533)	77,108	96,405	88	(9,271)	87,222
Total held to maturity securities	$959,332	$41	$(153,945)	$805,428	$1,051,997	$92	$(166,503)	$885,586
Total	$1,122,708	$45	$(179,487)	$943,266	$1,234,024	$99	$(195,121)	$1,039,002

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

	December 31, 2023
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,998	$9,360	$5,000	$4,506	$8,000	$6,596	$22,998	$20,462
Mortgage-backed securities	—	—	11,466	10,877	37,207	31,611	91,705	74,888	140,378	117,376
Total available for sale securities	$—	$—	$21,464	$20,237	$42,207	$36,117	$99,705	$81,484	$163,376	$137,838

Held to maturity securities
U.S. Treasury Notes	$2,076	$2,065	$963	$961	$—	$—	$—	$—	$3,039	$3,026
Mortgage-backed securities	—	—	23,490	22,378	50,094	43,247	797,842	659,421	871,426	725,046
Corporate debt securities	250	248	—	—	—	—	—	—	250	248
Municipal securities	2,666	2,663	22,397	22,309	22,051	21,620	37,503	30,516	84,617	77,108
Total held to maturity securities	$4,992	$4,976	$46,850	$45,648	$72,145	$64,867	$835,345	$689,937	$959,332	$805,428
Total	$4,992	$4,976	$68,314	$65,885	$114,352	$100,984	$935,050	$771,421	$1,122,708	$943,266

The following tables show the Company’s investment securities with gross unrealized losses, for which an allowance for credit losses has not been recorded at December 31, 2023 or at December 31, 2022, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$20,462	$(2,536)	$20,462	$(2,536)
Mortgage-backed securities	79	(1)	113,478	(23,005)	113,557	(23,006)
Total available for sale securities	$79	$(1)	$133,940	$(25,541)	$134,019	$(25,542)

Held to maturity securities
U.S. Treasury Notes	$961	$(2)	$2,065	$(11)	$3,026	$(13)
Mortgage-backed securities	—	—	723,042	(146,397)	723,042	(146,397)
Corporate debt securities	—	—	248	(2)	248	(2)
Municipal securities	17,401	(79)	44,548	(7,454)	61,949	(7,533)
Total held to maturity securities	$18,362	$(81)	$769,903	$(153,864)	$788,265	$(153,945)
Total	$18,441	$(82)	$903,843	$(179,405)	$922,284	$(179,487)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$10,722	$(2,278)	$9,012	$(986)	$19,734	$(3,264)
Mortgage-backed securities	41,832	(3,097)	90,545	(22,257)	132,377	(25,354)
Total available for sale securities	$52,554	$(5,375)	$99,557	$(23,243)	$152,111	$(28,618)

Held to maturity securities
U.S. Treasury Notes	$3,952	$(18)	$—	$—	$3,952	$(18)
Mortgage-backed securities	230,708	(22,362)	562,835	(134,846)	793,543	(157,208)
Corporate debt securities	243	(6)	—	—	243	(6)
Municipal securities	51,969	(4,388)	13,714	(4,883)	65,683	(9,271)
Total held to maturity securities	$286,872	$(26,774)	$576,549	$(139,729)	$863,421	$(166,503)
Total	$339,426	$(32,149)	$676,106	$(162,972)	$1,015,532	$(195,121)

As of December 31, 2023, 415 debt securities had gross unrealized losses, with an aggregate depreciation of 16.3% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $1.9 million, or 22.2% of its amortized cost. The largest unrealized loss percentage of any single security was 36.6% of its amortized cost, or $855,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of December 31, 2023.

There were no investment securities pledged as collateral for repurchase agreements at December 31, 2023.

The following table sets forth information regarding sales of investment securities and the resulting gains or losses from such sales:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Amortized cost of securities sold	$—	$19,018	$—
Gross gains realized on securities sold	—	—	—
Gross losses realized on securities sold	—	—	—
Net proceeds from securities sold	$—	$19,018	$—

The Company monitors the credit quality of certain debt securities through the use of credit rating among other factors on a quarterly basis. Credit ratings are opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and are generally considered to be of low risk. At December 31, 2023 and 2022 respectively, the Company’s debt securities portfolio did not contain any securities below investment grade, as reported by major credit rating agencies. At December 31, 2023 and 2022, respectively, none of the Company's investment securities were delinquent or in non-accrual status.

The following tables summarize the credit rating of the Company’s debt securities portfolio at December 31, 2023 and December 31, 2022.

	December 31, 2023
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$117,376	$—	$—	$20,462	$—	$137,838
Total available for sale securities	$117,376	$—	$—	$20,462	$—	$137,838
Held to maturity securities, at amortized cost
AAA/AA/A	$871,426	$250	$84,617	$—	$3,039	$959,332
Total held to maturity securities	$871,426	$250	$84,617	$—	$3,039	$959,332

	December 31, 2022
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$132,683	$—	$—	$19,733	$—	$152,416
BBB/BB/B	—	1,000	—	—	—	1,000
Total available for sale securities	$132,683	$1,000	$—	$19,733	$—	$153,416
Held to maturity securities, at amortized cost
AAA/AA/A	$951,372	$250	$96,405	$—	$3,970	$1,051,997
Total held to maturity securities	$951,372	$250	$96,405	$—	$3,970	$1,051,997

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

7.
LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$813,374	$902,968
Mortgages - adjustable rate	760,632	703,958
Construction	45,863	35,299
Deferred costs, net of unearned fees	6,395	6,613
Total residential mortgages	1,626,264	1,648,838

Commercial mortgage
Mortgages - non-owner occupied	1,648,408	1,592,732
Mortgages - owner occupied	167,522	183,591
Construction	113,133	135,782
Deferred costs, net of unearned fees	2,410	2,318
Total commercial mortgages	1,931,473	1,914,423

Home equity
Home equity - lines of credit	92,730	108,961
Home equity - term loans	2,679	2,098
Deferred costs, net of unearned fees	240	292
Total home equity	95,649	111,351

Commercial and industrial
Commercial and industrial	342,475	349,026
Paycheck Protection Program loans	653	1,384
Unearned fees, net of deferred costs	583	240
Total commercial and industrial	343,711	350,650

Consumer
Secured	22,592	35,679
Unsecured	1,822	1,897
Deferred costs, net of unearned fees	33	18
Total consumer	24,447	37,594
Total loans	$4,021,544	$4,062,856

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	December 31, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$6,412	$9,758	$285	$61	$16,516
Loans past due >90 days, but still accruing	—	—	—	51	51
Total	$6,412	$9,758	$285	$112	$16,567

	December 31, 2022
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$4,733	$311	$722	$73	$5,839
Troubled debt restructurings	622	—	—	81	$703
Total	$5,355	$311	$722	$154	$6,542

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. The Company did not record any interest income on non-accrual loans during the years ended December 31, 2023 and December 31, 2022. Accrued interest reversed against interest income for the year ended December 31, 2023 and December 31, 2022 was immaterial.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2023 and December 31, 2022.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The following table presents the amortized costs basis and related reserve amount of individually analyzed collateral-dependent loans by portfolio segment.

	For the Year Ended December 31,
	2023		2022
	Amortized Cost Basis	Reserve Amount	Amortized Cost Basis	Reserve Amount
	(dollars in thousands)
Commercial mortgage	$9,611	$2,345	$-	$-
Commercial & Industrial	64	43	103	82
Total	$9,675	$2,388	$103	$82

Loan Modifications

Pursuant to ASU 2022-02, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.

For the year ended December 31, 2023, the Company made no loan modifications to borrower’s experiencing financial difficulty.

Troubled Debt Restructurings (“TDRs”)

Prior to the adoption of ASU 2022-02, loans were considered restructured in a troubled debt restructuring when the Company granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions may have include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions.

Restructured loans were classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which were already on non-accrual status at the time of the restructuring generally remained on non-accrual status for approximately six months or longer before management considered such loans for return to accruing status. Accruing restructured loans were placed into non-accrual status if and when the borrower failed to comply with the restructured terms and management deemed it unlikely that the borrower will return to a status of compliance in the near term. TDRs were individually evaluated for credit losses.

There were no new TDRs during the year ended December 31, 2022. As of December 31, 2022, four loans were TDRs with a total carrying value of $704,000. There were no TDR defaults during the year ended December 31, 2022.

As of December 31, 2023 and December 31, 2022, there were no significant commitments to lend additional funds to borrowers whose loans were restructured.

Pursuant to Section 4013 of the CARES Act, financial institutions could suspend the requirements under U.S. GAAP related to TDRs for modifications made before December 31, 2020 to loans that were current as of December 31, 2019. As a result of the enactment of the Consolidated Appropriations Act, 2021, in January 2021, the suspension of TDR accounting was extended to, and expired on January 1, 2022. The requirement that a loan be not more than 30 days past due as of December 31, 2019 was still applicable. In response to the COVID-19 pandemic and its economic impact to clients, a short-term modification program that complied with the CARES Act was implemented to provide temporary payment relief to those borrowers directly impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under issued guidance, provided that these loans were current as of either year end or the date of the modification, these loans were not considered TDR loans at December 31, 2023 and will not be reported as past due during the deferral period. The Company had no loans in deferral as of December 31, 2023.

Foreclosure proceedings

As of December 31, 2023, there were two loans in process of foreclosure with a carrying value of approximately $1.5 million. Both of these loans are secured by one to four family residential property. As of December 31, 2022, there were no loans in process of foreclosure.

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
•
Loans rated 10 (Loss) – These loans are considered uncollectible and continuance as a bankable asset is not warranted.

The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of December 31, 2023

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$92,911	$331,817	$507,677	$274,988	$111,715	$300,744	$—	$1,619,852
Non-performing				193	1,490	4,729	—	6,412
Total	$92,911	$331,817	$507,677	$275,181	$113,205	$305,473	$—	$1,626,264
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Current	$8,085	$2,411	$2,241	$1,399	$2,587	$14,674	$63,967	$95,364
Non-performing		58				227	—	285
Total	$8,085	$2,469	$2,241	$1,399	$2,587	$14,901	$63,967	$95,649
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Current	$7,281	$7,459	$1,706	$2,841	$694	$3,842	$624	$24,447
Non-performing	—	—	—	—	—	—	—	—
Total	$7,281	$7,459	$1,706	$2,841	$694	$3,842	$624	$24,447
Current-period gross write-offs	$—	$—	$—	$—	$—	$67	$—	$67

	Credit Quality Indicator - by Origination Year as of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$69,636	$466,760	$360,331	$226,994	$258,296	$459,472	$—	$1,841,489
7 (Special Mention)	1,826	1,822	—	1,507	48,470	25,493	—	79,118
8 (Substandard)	—	1,096	—	—	—	9,770	—	10,866
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$71,462	$469,678	$360,331	$228,501	$306,766	$494,735	$—	$1,931,473
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$43,388	$107,494	$46,678	$50,660	$22,325	$40,647	$436	$311,628
7 (Special Mention)	60	25,057	92	3,467	2	121	10	28,809
8 (Substandard)	—	1,321	—	256	1,575	122	—	3,274
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$43,448	$133,872	$46,770	$54,383	$23,902	$40,890	$446	$343,711
Current-period gross write-offs	$—	$—	$—	$—	$—	$62	$—	$62

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$339,634	$531,147	$294,370	$119,414	$84,215	$274,703	$—	$1,643,483
Non-performing	—	—	206	315	684	4,150	—	5,355
Total	$339,634	$531,147	$294,576	$119,729	$84,899	$278,853	$—	$1,648,838

Home equity:
Current	$5,291	$2,958	$1,349	$1,541	$867	$479	$98,144	$110,629
Non-performing	—	—	—	—	—	—	722	722
Total	$5,291	$2,958	$1,349	$1,541	$867	$479	$98,866	$111,351

Consumer:
Current	$13,263	$8,573	$5,602	$836	$2,092	$6,631	$597	$37,594
Non-performing	—	—	—	—	—	—	—	—
Total	$13,263	$8,573	$5,602	$836	$2,092	$6,631	$597	$37,594

	Credit Quality Indicator - by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$448,919	$366,414	$240,023	$269,899	$131,415	$383,473	$—	$1,840,143
7 (Special Mention)	—	—	4,562	41,578	21,697	6,132	—	73,969
8 (Substandard)	—	—	—	—	—	311	—	311
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$448,919	$366,414	$244,585	$311,477	$153,112	$389,916	$—	$1,914,423
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$130,418	$69,030	$65,390	$29,543	$20,549	$27,310	$475	$342,715
7 (Special Mention)	—	4,211	130	161	407	121	10	5,040
8 (Substandard)	—	—	628	2,102	81	84	—	2,895
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$130,418	$73,241	$66,148	$31,806	$21,037	$27,515	$485	$350,650

Loans origination dates in the tables above reflect the original date, or the date of a material modification of a previously originated loan, for both organic originations and acquired loans.

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$16,768	$1,234	$2,548	$20,550	$1,605,714	$1,626,264
Commercial mortgage	1,885	—	—	1,885	1,929,588	1,931,473
Home equity	1,855	171	—	2,026	93,623	95,649
Commercial and industrial	1,477	301	58	1,836	341,875	343,711
Consumer	251	14	—	265	24,182	24,447
Total	$22,236	$1,720	$2,606	$26,562	$3,994,982	$4,021,544

	December 31, 2022
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$11,359	$1,454	$1,809	$14,622	$1,634,216	$1,648,838
Commercial mortgage	—	—	—	—	1,914,423	1,914,423
Home equity	962	393	214	1,569	109,782	111,351
Commercial and industrial	65	269	—	334	350,316	350,650
Consumer	81	—	—	81	37,513	37,594
Total	$12,467	$2,116	$2,023	$16,606	$4,046,250	$4,062,856

There were two loans 90 days or more past due and still accruing at December 31, 2023 totaling $51,000.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at December 31, 2023 and December 31, 2022.

Allowance for Credit Losses

The following tables contain changes in the allowance for credit losses disaggregated by loan category:

	For The Year Ended December 31, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2022	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Charge-offs	—	—	—	(62)	(67)	—	(129)
Recoveries	—	—	—	37	22	—	59
Provision for (release of) credit losses - loan portfolio	(4,922)	5,366	7	812	(23)	—	1,240
Allowance for credit losses - loan portfolio	$8,399	$24,452	$580	$4,940	$573	$—	$38,944
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$2,096	$2,096
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	(336)	(336)
Allowance for credit losses- unfunded commitments	$—	$—	$—	$—	$—	$1,760	$1,760
Total allowance for credit loss	$8,399	$24,452	$580	$4,940	$573	$1,760	$40,704

	For The Year Ended December 30, 2022
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2021	$13,383	$17,133	$406	$2,989	$585	$—	$34,496
Provision for acquired loans	527	1,337	117	113	8	—	2,102
Initial allowance for PCD	19	37	—	—	—	—	56
Charge-offs	—	—	—	(23)	(29)	—	(52)
Recoveries	4	—	—	89	12	—	105
Provision for (release of) credit losses - loan portfolio	(612)	579	50	985	65	—	1,067
Allowance for credit losses - loan portfolio	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2021	$—	$—	$—	$—	$—	$1,384	$1,384
Acquired loan commitments	—	—	—	—	—	137	137
Provision for credit losses - unfunded commitments	—	—	—	—	—	575	575
Allowance for credit losses- unfunded commitments	—	—	—	—	—	2,096	2,096
Total allowance for credit loss	$13,321	$19,086	$573	$4,153	$641	$2,096	$39,870

Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $13.5 million, $11.6 million, and $6.8 million at December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

8.
FEDERAL HOME LOAN BANK (“FHLB”) OF BOSTON STOCK

As a voluntary member of the FHLB of Boston, the Company is required to invest in stock of the FHLB of Boston (which is considered a restricted equity security) in an amount based upon its outstanding advances from the FHLB of Boston. At December 31, 2023 and 2022, the Company’s investment in FHLB of Boston stock totaled $19.1 million and $6.3 million, respectively. No market exists for shares of this stock. The Company’s cost for FHLB of Boston stock is equal to its par value. Upon redemption of the stock, which is at the discretion of the FHLB of Boston, the Bank would receive an amount equal to the par value of the stock. At its discretion, the FHLB of Boston may also declare dividends on its stock.

The Company’s investment in FHLB of Boston stock is reviewed for impairment at each reporting date based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2023 and December 31, 2022, no impairment has been recognized.

9.
BANKING PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of property, leasehold improvements, and equipment is presented below:

	December 31,		Estimated
	2023	2022	Useful Lives
	(dollars in thousands)
Land	$3,396	$3,396
Building and leasehold improvements	25,586	25,588	3-30 years
Equipment, including vaults	21,460	20,165	3-20 years
Work in process	149	22
Subtotal	50,591	49,171
Accumulated depreciation and amortization	(28,838)	(25,874)
Total	$21,753	$23,297

Total depreciation expense for the years ended December 31, 2023, 2022, and 2021 amounted to $2.8 million, $2.7 million, and $2.6 million, and is included in occupancy and equipment expenses in the accompanying consolidated statements of income.

10.
INTANGIBLE ASSETS

Core deposit intangible (“CDI”). At December 31, 2023 and December 31, 2022, the carrying value of CDI assets totaled $6.5 million and $7.4 million, respectively. The Company recorded amortization expense of CDI assets totaling $893,000, $494,000, and $361,000 for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The weighted-average remaining amortization period for CDI was 7.7 years and 8.7 years at December 31, 2023 and December 31, 2022, respectively.

Mortgage servicing rights. Periodically, the Company sells certain residential mortgage loans to the secondary market. Generally, these loans are sold without recourse or other credit enhancements.

The Company sells loans and either releases or retains the servicing rights. For loans sold with servicing rights retained, the Company provides the servicing for the loans on a per-loan fee basis. The Company was servicing mortgage loans sold to others without recourse of approximately $173.9 million at December 31, 2023 and $191.9 million at December 31, 2022. Mortgage loans sold with servicing rights retained during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were $6.4 million, $5.8 million, and $25.3 million, respectively.

The following table provides an analysis of mortgage servicing rights, which are included in other assets:

	Mortgage Servicing Rights	Valuation Allowance	Total
	(dollars in thousands)
Balance at December 31, 2020	$1,361	$(142)	$1,219
Mortgage servicing rights capitalized	281	—	281
Amortization charged against servicing income	(559)	—	(559)
Change in impairment reserve	—	142	142
Balance at December 31, 2021	$1,083	$—	$1,083

Balance at December 31, 2021	$1,083	$—	$1,083
Mortgage servicing rights acquired as a result of the Northmark merger	785	—	785
Mortgage servicing rights capitalized	71	—	71
Amortization charged against servicing income	(274)	—	(274)
Balance at December 31, 2022	$1,665	$—	$1,665

Balance at December 31, 2022	$1,665	$—	$1,665
Mortgage servicing rights capitalized	74	—	74
Amortization charged against servicing income	(269)	—	(269)
Balance at December 31, 2023	$1,470	$—	$1,470

The fair value of the Company’s mortgage servicing rights portfolio was $2.4 million and $2.3 million as of December 31, 2023 and 2022, respectively. The fair value of mortgage servicing rights is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed, and servicing cost.

The weighted-average amortization period for mortgage servicing rights portfolio was 7.8 years and 7.1 years at December 31, 2023 and 2022, respectively.

The estimated aggregate future amortization expense for mortgage servicing rights for each of the next five years and thereafter is as follows:

Future Amortization Expense
(dollars in thousands)
2024	$173
2025	153
2026	136
2027	121
2028	109
Thereafter	778
Total	$1,470

11.
DEPOSITS

Deposits are summarized as follows:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Demand deposits (non-interest bearing)	$1,032,413	$1,366,395
Interest bearing checking	1,132,518	908,961
Money market	983,480	1,162,773
Savings	498,386	790,628
Retail certificates of deposit under $250,000	212,694	117,532
Retail certificates of deposit $250,000 or greater	170,020	87,528
Brokered certificates of deposit	291,667	381,559
Total deposits	$4,321,178	$4,815,376

Certificates of deposit had the following schedule of maturities:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
2023	$—	$533,513
2024	655,266	39,753
2025	11,388	5,377
2026	5,918	6,021
2027	1,315	1,955
2028 and after	494	—
Total certificates of deposit	$674,381	$586,619

Related Party Deposits

Deposit accounts of directors, executive officers, and their respective affiliates totaled $1.7 million and $2.7 million as of December 31, 2023 and 2022, respectively.

12.
BORROWINGS

Federal Home Loan Bank Advances

At December 31, 2023 the Company had $406.0 million of short-term advances from the FHLB of Boston, with a weighted average rate of 5.38%. For the year ended December 31, 2023 the average daily balance for short-term advances was $157.1 million and the highest month end balance was $406.0 million. At December 31, 2022, the Company had $100.2 million of short-term advances from the FHLB of Boston, with a weighted average rate of 4.38%. For the year ended December 31, 2022 the average daily balance for short-term advances was $68.4 million and the highest month end balance was $279.0 million.

At December 31, 2023 the Company had $46.2 million of long-term advances from the FHLB of Boston, with a weighted average rate of 4.17%. At December 31, 2022, the Company had no long-term advances from the FHLB of Boston.

Information relating to the Company’s borrowings, their remaining maturities, and weighted average interest rates are presented below:

	For the Year Ended December 31,
	2023		2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(dollars in thousands)
Within one year	$406,000	5.38%	$100,176	4.38%
Over one year to three years	45,000	4.27%	—	—%
Over three years to five years (1)	717	—%	—	—%
Over five years(1)	438	—%	—	—%
Total FHLB of Boston	$452,155	5.26%	$100,176	4.38%

(1) Includes advances under the FHLB of Boston Jobs for New England (“JNE”) program, which are zero rate borrowings.

Securities Sold Under Agreements to Repurchase

The Company periodically enters into repurchase agreements with its larger deposit and commercial clients as part of its cash management services which are typically overnight borrowings. There were no repurchase agreements with clients outstanding as of December 31, 2023. Repurchase agreements with clients totaled $5.0 million as of December 31, 2022. The daily average balance of securities sold under agreements to repurchase during the year ended December 31, 2023 was $1.7 million and during the year ended December 31, 2022 was $1.2 million. The Company retained control of the securities underlying these agreements.

Unused Borrowing Capacity with the FHLB of Boston and FRB of Boston

All short- and long-term borrowings with the FHLB of Boston are secured by the Company’s stock in the FHLB of Boston and a blanket lien on “qualified collateral” defined principally as 60% - 70% of the carrying value of certain residential mortgage loans. Based upon collateral pledged, the Bank’s unused borrowing capacity with the FHLB of Boston at December 31, 2023 was approximately $532.0 million.

The Company also has a line of credit with the FRB of Boston. The Company did not have any outstanding FRB borrowings at December 31, 2023 or December 31, 2022. At December 31, 2023 and December 31, 2022, the Company had pledged investment securities, CRE, and home equity loans with aggregate principal balances of approximately $2.11 billion and $970.1 million, respectively, as collateral for this line of credit. Based upon the collateral pledged, the Company’s unused borrowing capacity with the FRB of Boston at December 31, 2023 and 2022 was approximately $1.76 billion and $680.4 million, respectively.

13.
INCOME TAXES

The components of income tax expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Current income tax expense
Federal	$7,740	$12,906	$11,330
State	2,895	5,559	4,862
Total current income tax expense	10,635	18,465	16,192

Deferred income tax expense
Federal	1,091	455	1,840
State	574	132	1,059
Total deferred income tax expense	1,665	587	2,899
Total income tax expense	$12,300	$19,052	$19,091

The following is a reconciliation of the total income tax expense, calculated at statutory federal income tax rates, to the income tax provision in the consolidated statements of income:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Income tax expense at statutory rate of 21.0%	$9,746	$15,112	$15,354
Increase/(decrease) resulting from:
State tax, net of federal tax benefit	2,741	4,496	4,678
Tax-exempt income	(597)	(814)	(795)
ESOP dividends	(151)	(150)	(145)
Bank owned life insurance	(148)	(133)	(165)
Compensation limited under 162(m)	112	193	226
Benefit from stock compensation	17	(81)	(46)
Non-deductible acquisition costs	657	182	—
Non-deductible expenses	71	44	55
BOLI surrender, death benefit	—	310	—
Other	(148)	(107)	(71)
Total income tax expense	$12,300	$19,052	$19,091

The Company’s 2023 and 2022 net deferred tax assets were measured using a 27.95% federal and state blended tax rate, respectively, and consisted of the following components:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Gross deferred tax assets
Allowance for credit losses	$11,377	$11,142
Unrealized losses on available for sale securities	6,652	7,390
Incentive compensation	1,379	1,819
Equity based compensation	910	1,298
Lease liabilities	7,033	7,661
ESOP dividends	202	200
Intangibles and fair value marks (merger related)	1,841	2,322
Other	528	931
Total gross deferred tax assets	29,922	32,763

Gross deferred tax liabilities
Deferred loan origination costs	(2,835)	(2,886)
Retirement benefits	(2,460)	(1,745)
Depreciation of premises and equipment	(2,353)	(2,551)
Right-of-use asset	(6,493)	(7,014)
Mortgage servicing rights	(411)	(465)
Goodwill	(115)	(115)
Derivative transactions	44	3
Total gross deferred tax liabilities	(14,623)	(14,773)
Net deferred tax asset	$15,299	$17,990

It is management’s belief that it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance was required at either December 31, 2023 and December 31, 2022 for the deferred tax assets. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated in future periods to fully absorb deductible temporary differences.

A summary of the change in the net deferred tax asset is as follows:

	For the Year Ended December 31,
	2023	2022

Balance at beginning of year:	$17,990	$9,985
Deferred tax expense	(1,665)	(587)
Merger accounting	—	1,853
Accumulated other comprehensive income	(1,026)	6,739
Balance at end of year	$15,299	$17,990

At December 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or any uncertain tax positions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company’s federal income tax returns are open and subject to examination from the 2020 through 2023 tax return years. The Company’s state income tax returns are open from the 2020 through 2023 tax return years based on individual states’ statute of limitations.

14.
PENSION AND RETIREMENT PLANS

The Company has a noncontributory, defined benefit pension plan (“Pension Plan”) covering substantially all employees hired before May 2, 2011. The Company also provides supplemental retirement benefits to certain current and former executive officers of the Company under the terms of Supplemental Executive Retirement Agreements (“Supplemental Retirement Plan”). The Company also offers postretirement health care benefits for current and future retirees of the Bank. Certain employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. Effective November 7, 2019, the postretirement health care plan was frozen for employees hired after that date. The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the years ended December 31, 2023 and December 31, 2022. The Company uses a December 31st measurement date each year to determine the benefit obligations for these plans.

Projected benefit obligations and funded status were as follows:

	Pension Plan		Supplemental Retirement Plan
	2023	2022	2023	2022
	(dollars in thousands)
Change in projected benefit obligation
Obligation at beginning of year	$35,598	$47,875	$8,060	$10,075
Service cost	—	—	273	399
Interest cost	1,806	1,309	399	260
Actuarial (gain) loss	1,175	(11,754)	81	(2,057)
Benefits paid	(1,937)	(1,832)	(616)	(617)
Obligation at end of year	36,642	35,598	8,197	8,060
Change in plan assets
Fair value at beginning of year	50,349	60,638	—	—
Actual return on plan assets	5,716	(8,457)	—	—
Employer contribution	—	—	616	617
Benefits paid	(1,937)	(1,832)	(616)	(617)
Fair value at end of year	54,128	50,349	—	—
Funded status at end of year	$17,486	$14,751	$(8,197)	$(8,060)

The funded status of the Company’s Pension Plan is included within other assets and the funded status of the Company’s Supplemental Retirement Plan is included within other liabilities on the Company’s consolidated balance sheets at December 31, 2023 and 2022.

	Pension Plan		Supplemental Retirement Plan
	2023	2022	2023	2022
	(dollars in thousands)
Accumulated benefit obligation	$36,642	$35,598	$7,823	$7,627

Amounts recognized in accumulated other comprehensive income (loss) consisted of:

	Pension Plan		Supplemental Retirement Plan
	2023	2022	2023	2022
	(dollars in thousands)
Net actuarial (gain) loss	$(964)	$373	$(535)	$(617)
Total	$(964)	$373	$(535)	$(617)

The components of net periodic benefit cost and amounts recognized in other comprehensive income (loss) were as follows:

	Pension Plan		Supplemental Retirement Plan
	2023	2022	2023	2022
	(dollars in thousands)
Net periodic benefit cost
Service cost	$—	$—	$273	$399
Interest cost	1,806	1,309	399	260
Expected return on assets	(3,204)	(3,876)	—	—
Amortization of net actuarial loss	—	—	—	28
Net periodic expense (benefit)	(1,398)	(2,567)	672	687
Amounts recognized in other comprehensive income (loss)
Net actuarial loss/(gain)	(1,337)	579	81	(2,057)
Amortization of net actuarial loss	—	—	—	(28)
Total recognized in other comprehensive income (loss)	(1,337)	579	81	(2,085)
Total recognized in net periodic expense (benefit) and other comprehensive income (loss)	$(2,735)	$(1,988)	$753	$(1,398)

Weighted-average assumptions used to determine projected benefit obligations are as follows:

	Pension Plan		Supplemental Retirement Plan
	2023	2022	2023	2022
Discount rate	5.00%	5.22%	4.95%	5.15%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Weighted-average assumptions used to determine the net periodic benefit cost in each year were as follows:

	Pension Plan		Supplemental Retirement Plan
	2023	2022	2023	2022
Discount rate	5.22%	2.79%	5.15%	2.63%
Expected long-term return on plan assets	6.50%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption for the Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio.

The Company maintains an Investment Policy for its Pension Plan. The objective of this policy is to seek a balance between capital appreciation, current income, and preservation of capital.

The Investment Policy guidelines suggest that the target asset allocation percentages are from 0% to 60% in domestic large cap equities, from 0% to 20% in domestic small/mid cap equities, from 0% to 20% in international and emerging equities, and from 20% to 100% in cash and fixed income.

The Company’s Pension Plan weighted-average asset allocations by asset category were as follows:

	December 31,
	2023	2022
Equity securities	45%	60%
Debt securities	20	33
Cash and equivalents	35	7
Total	100%	100%

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

The following table summarizes the various categories of the Pension Plan’s assets:

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$18,755	$—	$—	$18,755
Fixed income	—	8,129	—	8,129
Equity securities
Mutual funds
Domestic equity	15,285	—	—	15,285
International	2,798	—	—	2,798
Domestic fixed income	9,161	—	—	9,161
Total	$45,999	$8,129	$—	$54,128

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Asset category
Cash and cash equivalents	$3,676	$—	$—	$3,676
Fixed income	—	12,347	—	12,347
Equity securities
Mutual funds
Domestic equity	24,201	—	—	24,201
International	3,942	—	—	3,942
Domestic fixed income	6,183	—	—	6,183
Total	$38,002	$12,347	$—	$50,349

There were no transfers between fair value levels during the years ended December 31, 2023 and December 31, 2022.

The Company offers postretirement health care benefits for current and future retirees of the Bank. Employees receive a fixed monthly benefit at age 65 toward the purchase of postretirement medical coverage. The benefit received is based on the employee’s years of active service. The Company uses a December 31 measurement date each year to determine the benefit obligation for this plan. On

November 7, 2019, the Company announced its decision to freeze the accrual of benefits to new hires within the plan. The plan is unfunded and plan obligations were $489,000 and $424,000 at December 31, 2023 and December 31, 2022, respectively.

Benefits expected to be paid in the next ten years are as follows:

	Pension Plan	Supplemental Retirement Plan	Postretirement Healthcare Plan	Total
	(dollars in thousands)
Year-ended December 31,
2024	$2,207	$614	$23	$2,844
2025	2,287	611	24	2,922
2026	2,413	607	24	3,044
2027	2,340	602	24	2,966
2028	2,483	596	25	3,104
2029-2033	12,961	4,192	141	17,294
Total	$24,691	$7,222	$261	$32,174

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

Total expenses related to the Profit Sharing and ESOP Plans for the years ended December 31, 2023, 2022, and 2021 amounted to $2.8 million, $4.5 million, and $4.0 million, respectively.

Defined Contribution SERP Plan

For executives participating in the Defined Contribution SERP Plan (“DC SERP”) plan, the Company made a contribution of 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. Total expenses related to the Company’s DC SERP for the years ended December 31, 2023, 2022, and 2021 amounted to $25,000, $271,000, and $201,000, respectively.

15.
SHARE-BASED COMPENSATION

In 2017, the Company adopted the 2017 Equity and Cash Incentive Plan (the “2017 Plan”) and all future awards from date of adoption are anticipated to be made under the 2017 Plan. The 2017 Plan permits the issuance of restricted stock, restricted stock units (both time and performance-based), stock options, and stock appreciation rights.

Restricted stock awards time-vest either over a three-year or five-year period and are fair valued as of the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. A summary of restricted stock outstanding as of December 31, 2023 and 2022, and changes during the years ended on those dates, is presented below:

	December 31, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Restricted stock
Non-vested at beginning of year	34,572	$82.19	34,622	$78.20
Granted	16,468	81.49	14,380	87.10
Vested	(10,771)	80.94	(11,450)	76.50
Forfeited	(2,363)	84.25	(2,980)	81.43
Non-vested at end of year	37,906	$82.11	34,572	$82.19

Performance-based restricted stock units vest based upon the Company’s performance over a three-year period and are fair valued as of the date of grant. The holders of performance-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested performance-based restricted stock units outstanding as of December 31, 2023 and 2022, and changes during the years ended on those dates, is presented below:

	December 31, 2023		December 31, 2022
	Number of Units	Weighted Average Grant Value	Number of Units	Weighted Average Grant Value
Performance-based restricted stock units
Non-vested at beginning of year	72,134	$80.83	74,699	$73.59
Granted	31,744	59.19	37,263	88.18
Vested (Performance achieved)	(27,965)	76.00	(34,248)	70.36
Forfeited	(7,984)	73.87	(5,580)	79.92
Non-vested at end of year	67,929	$73.87	72,134	$80.83

Time-based restricted stock units vest over a three-year-period and are fair valued as of the date of the grant. The holders of time-based restricted stock units do not participate in the rewards of stock ownership of the Company until vested. A summary of non-vested time-based restricted stock units outstanding as of December 31, 2023 and December 31, 2022, and changes during the years ended on those dates, is presented below:

	December 31, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Value	Number of Shares	Weighted Average Grant Value
Time-based restricted stock units
Non-vested at beginning of year	13,551	$82.81	13,836	$75.91
Granted	28,946	53.94	8,796	88.18
Vested	(7,431)	80.96	(7,417)	75.94
Forfeited	(3,048)	63.54	(1,664)	84.40
Non-vested at end of year	32,018	$58.98	13,551	$82.81

The following table presents the amounts recognized in the consolidated statements of income for restricted stock, time-based restricted stock units, and performance-based restricted stock units:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Share-based compensation expense	$1,589	$2,875	$3,476
Related income tax benefit	$444	$804	$970

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. Total shares issued to Directors under the 2017 Plan in the years ended December 31, 2023 and December 31, 2022 were 12,195 and 7,386, respectively.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$994,196	$1,073,567
Origination of new loans	18,341	25,411
Standby letters of credit	34,063	24,234
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	795	250

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

The Company recognizes its operating leases on its consolidated balance sheet by recording a lease liability, representing the Company’s legal obligation to make lease payments, and a ROU asset, representing the Company’s legal right to use the leased office space and banking centers. The Company does not include renewal options for leases as part of its ROU assets and lease liabilities unless they are deemed reasonably certain to exercise. The Company does not have any material sub-lease agreements as of December 31, 2023.

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

The components of operating lease cost and other related information are as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Operating lease cost	$6,849	$6,965	$6,976
Variable lease cost (cost excluded from lease payments)	27	38	13
Sublease income	(512)	(316)	(65)
Total operating lease cost	$6,364	$6,687	$6,924
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$7,370	$7,263	$7,259
Operating Lease - operating cash flows (liability reduction)	6,619	6,401	6,252
Weighted average lease term - operating leases	4.92 Years	5.45 Years	6.13 Years
Weighted average discount rate - operating leases	3.01%	3.01%	2.94%

The total minimum lease payments due in future periods under these agreements in effect at December 31, 2023 were as follows:

Future Minimum
December 31, 2023	Lease Payments
(dollars in thousands)
2024	$6,959
2025	5,982
2026	4,745
2027	2,958
2028	2,589
Thereafter	3,900
Total minimum lease payments	$27,133
Less: interest	(1,968)
Total lease liability	$25,165

Several lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $7.5 million, $7.6 million, and $7.3 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

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

Management believes that as of December 31, 2023 and 2022, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Board and the FDIC.

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

The Company’s and the Bank’s actual and required capital measures were as follows:

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2023
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$521,903	14.1%	$387,763	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	481,198	13.0%	313,903	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	481,198	13.0%	258,508	7.0%	N/A	N/A
Tier 1 capital (to average assets)	481,198	8.9%	216,281	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$500,355	13.6%	$387,727	10.5%	$369,264	10.0%
Tier 1 capital (to risk-weighted assets)	459,650	12.5%	313,874	8.5%	295,411	8.0%
Common equity tier I capital (to risk-weighted assets)	459,650	12.5%	258,485	7.0%	240,022	6.5%
Tier 1 capital (to average assets)	459,650	8.5%	216,268	4.0%	270,335	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2022
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$506,239	13.5%	$393,285	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	466,369	12.5%	318,373	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	466,369	12.5%	262,190	7.0%	N/A	N/A
Tier 1 capital (to average assets)	466,369	8.5%	219,309	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$490,175	13.1%	$393,246	10.5%	$374,520	10.0%
Tier 1 capital (to risk-weighted assets)	450,305	12.0%	318,342	8.5%	299,616	8.0%
Common equity tier I capital (to risk-weighted assets)	450,305	12.0%	262,164	7.0%	243,438	6.5%
Tier 1 capital (to average assets)	450,305	8.2%	219,296	4.0%	274,120	5.0%

19.
COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as all changes to shareholders’ equity except investments by and distributions to shareholders. Net income is a component of comprehensive income (loss), with all other components referred to in the aggregate as “other comprehensive income (loss).” The Company’s other comprehensive income (loss) consists of unrealized gains or losses on securities held at year-end classified as available for sale, cash flow hedges, and the component of the unfunded retirement liability computed in accordance with the requirements of ASC Topic 715, “Compensation – Retirement Benefits.” The before-tax and after-tax amount of each of these categories, as well as the tax (expense)/benefit of each, is summarized as follows:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of- tax Amount
				(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$3,073	$(737)	$2,336	$(25,144)	$6,408	$(18,736)	$(6,245)	$1,623	$(4,622)
Reclassification adjustment for (gains) losses realized in net income (1)	—	—	—	—	—	—	—	—	—
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(687)	192	(495)	(2,170)	607	(1,563)	(1,329)	370	(959)
Reclassification adjustment for (gains) losses recognized in net income (2)	539	(150)	389	(832)	232	(600)	(2,587)	723	(1,864)
Defined benefit retirement plans
Net change in retirement liability	1,186	(331)	855	1,818	(508)	1,310	5,273	(1,472)	3,801
Total other comprehensive income (loss)	$4,111	$(1,026)	$3,085	$(26,328)	$6,739	$(19,589)	$(4,888)	$1,244	$(3,644)

(1) Reported in gain (loss) on disposition of investment securities line item in the Consolidated Statements of Income.

(2) Reported in interest on payable loans line item in the Consolidated Statements of Income.

The components of accumulated other comprehensive income are as follows:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Before Tax Amount	Deferred (tax) benefit	Net-of-tax Amount	Before Tax Amount	Deferred (tax) benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities	$(25,538)	$6,651	$(18,887)	$(28,611)	$7,390	$(21,221)
Interest Rate swaps designated as cash flow hedges	(157)	44	(113)	(14)	4	(10)
Defined benefit retirement plans	1,785	(499)	1,286	600	(168)	432
Total accumulated other comprehensive income	$(23,910)	$6,196	$(17,714)	$(28,025)	$7,226	$(20,799)

20.
EARNINGS PER SHARE

The following represents a reconciliation between basic and diluted earnings per share:

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$34,109	$52,909	$54,024
Less dividends and undistributed earnings allocated to participating securities	(31)	(257)	(250)
Net income applicable to common shareholders	$34,078	$52,652	$53,774

Denominator:
Weighted average common shares outstanding	7,828	7,163	6,926
Earnings per common share - basic	$4.35	$7.35	$7.76

Earnings per common share - diluted:
Numerator:
Net income	$34,109	$52,909	$54,024
Less dividends and undistributed earnings allocated to participating securities	(31)	(257)	(250)
Net income applicable to common shareholders	$34,078	$52,652	$53,774

Denominator:
Weighted average common shares outstanding	7,828	7,163	6,926
Dilutive effect of common stock equivalents	15	51	65
Weighted average diluted common shares outstanding	7,843	7,214	6,991
Earnings per common share - diluted	$4.34	$7.30	$7.69

21.
DERIVATIVES and Hedging Activities

The Company utilizes interest rate swaps and floors to mitigate exposure to interest rate risk and to facilitate the needs of its clients. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets.

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s existing credit derivatives result from loan participation arrangements, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate floors as part of its interest rate risk management strategy. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate assets.

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

During fiscal year 2024, the Company estimates that $391,000 will be reclassified out of AOCI into earnings, as a decrease to interest income.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company’s interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

The Company recorded the following amounts on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(dollars in thousands)
Fixed rate loans	$498,825	$—	$1,175	$—
Total	$498,825	$—	$1,175	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $681.1 million; the cumulative basis adjustments associated with these hedging relationships was $1.2 million; and the notional amount of the designated hedged items were $500.0 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At December 31, 2023, the Company’s fair value hedges had a weighted average remaining maturity of 1.28 years, and a weighted average fixed rate of 4.16%.

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

Under a risk participation-out agreement, a derivative asset, the Company participates out a portion of the credit risk associated with the interest rate swap position executed with the commercial borrower, and pays a fee to the participating bank. Under a risk participation-in agreement, a derivative liability, the Company assumes, or participates in, a portion of the credit risk associated with the interest rate swap position with the commercial borrower and receives a fee from the other bank.

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	December 31, 2023
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$100,000	Other Assets	$1,284	$—	Other Liabilities	$—
Interest rate contracts-fair value hedging relationships	400,000	Other Assets	1,620	100,000	Other Liabilities	485
Total derivatives designated as hedging instruments			$2,904			$485
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$486,310	Other Assets	$40,338	$486,310	Other Liabilities	$40,338
Risk participation agreements-out to counterparties	53,847	Other Assets	18	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	98,779	Other Liabilities	62
Total derivatives not designated as hedging instruments			$40,356			$40,400

	December 31, 2022
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$250,000	Other Assets	$1,966	$—	Other Liabilities	$—
Total derivatives designated as hedging instruments			$1,966			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$499,619	Other Assets	$50,784	$499,619	Other Liabilities	$50,784
Risk participation agreements-out to counterparties	46,604	Other Assets	23	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	71,046	Other Liabilities	43
Total derivatives not designated as hedging instruments			$50,807			$50,827

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Twelve Months Ended December 31, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(687)	$—	$(687)	Interest Income	$(539)	$(96)	$(443)

	Twelve Months Ended December 31, 2022
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(2,170)	$607	$(1,563)	Interest Income	$832	$1,026	$(194)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income
		For the Year Ended December 31,
		2023	2022	2021
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$(86)	$(166)	$(124)

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2023 and December 31, 2022:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2023
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$43,260	$—	$43,260	$971	$(41,319)	$970

Offsetting of Derivative Liabilities
Derivative Liabilities	$40,885	$—	$40,885	$971	$—	$39,914

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2022
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$52,773	$—	$52,773	$48	$(52,130)	$595

Offsetting of Derivative Liabilities
Derivative Liabilities	$50,827	$—	$50,827	$48	$—	$50,875

At December 31, 2023 and December 31, 2022, there were no derivatives in a net liability position related to these financial instruments.

22.
FAIR VALUE MEASUREMENTS

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$33,004	$33,004	$30,719	$30,719
Securities available for sale	137,838	137,838	153,416	153,416
Securities held to maturity	959,332	805,428	1,051,997	885,586
Loans, net	3,982,600	3,530,958	4,025,082	3,783,051
FHLB of Boston stock	19,056	19,056	6,264	6,264
Accrued interest receivable	15,765	15,765	14,118	14,118
Mortgage servicing rights	1,470	2,401	1,665	2,336
Interest rate contracts - cash flow hedge	1,284	1,284	1,966	1,966
Interest rate contracts - fair value hedge	1,620	1,620	—	—
Loan level interest rate swaps	40,338	40,338	50,784	50,784
Risk participation agreements out to counterparties	18	18	23	23

Financial liabilities
Deposits, excluding wholesale deposits	4,029,511	4,026,404	4,433,817	4,429,190
Wholesale deposits	291,667	291,748	381,559	381,505
Borrowings	452,155	451,492	105,212	105,202
Interest rate contracts - fair value hedge	485	485	—	—
Loan level interest rate swaps	40,338	40,338	50,784	50,784
Risk participation agreements in with counterparties	62	62	43	43

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for financial assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC Topic 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The following tables summarize certain assets reported at fair value on a recurring basis:

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$20,462	$—	$20,462
Mortgage-backed securities	—	117,376	—	117,376
Other assets
Interest rate swaps with clients	—	40,338	—	40,338
Risk participation agreements -out to counterparties	—	18	—	18
Interest rate contracts - cash flow hedge	—	1,284	—	1,284
Interest rate contracts - fair value hedge	—	1,620	—	1,620
Other liabilities
Interest rate swaps with counterparties	—	40,338	—	40,338
Risk participation agreements-in with counterparties	—	62	—	62
Interest rate contracts - fair value hedge	—	485	—	485

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$19,733	$—	$19,733
Mortgage-backed securities	—	132,683	—	132,683
Corporate debt securities	—	1,000	—	1,000
Other assets
Interest rate swaps with clients	—	50,784	—	50,784
Risk participation agreements-out to counterparties	—	23	—	23
Interest rate contracts	—	1,966	—	1,966
Other liabilities
Interest rate swaps with counterparties	—	50,784	—	50,784
Risk participation agreements-in with counterparties	—	43	—	43

The following table presents the carrying value of assets held at December 31, 2023 and December 31, 2022, which were measured at fair value on a non-recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$9,675	$9,675
Total	$—	$—	$9,675	$9,675

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$103	$103
Total	$—	$—	$103	$103

Individually evaluated collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

There were no transfers between fair value levels for the years ended December 31, 2023 and 2022.

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

23. Condensed Financial Statements of Parent Company

The condensed balance sheets of Cambridge Bancorp, the Parent Company, as of December 31, 2023 and December 31, 2022 and the condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2023 are presented below. The statements of changes in shareholders’ equity are identical to the consolidated statements of changes in shareholders’ equity and are therefore not presented here.

Condensed Balance Sheet

	December 31,
	2023	2022
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$21,212	$15,747
Goodwill	33	33
Other assets	337	318
Investment in subsidiary	512,991	501,454
Total assets	$534,573	$517,552
SHAREHOLDERS’ EQUITY
Shareholders’ equity	$534,573	$517,552
Total shareholders’ equity	$534,573	$517,552

Condensed Statements of Income

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Income
Dividends from subsidiary	$27,320	$24,734	$25,995
Total income	27,320	24,734	25,995
Expenses
Interest expense	—	—	—
Other expenses	158	148	150
Total expenses	158	148	150
Income before income taxes and equity in undistributed income of subsidiary	27,162	24,586	25,845
Income tax benefit	(43)	(40)	(42)
Income of parent company	27,205	24,626	25,887
Equity in undistributed income of subsidiary	6,904	28,283	28,137
Net income	$34,109	$52,909	$54,024

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,109	$52,909	$54,024
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax benefit	(43)	(40)	(42)
Change in other assets, net	24	12	—
Change in other liabilities, net	—	—	13
Undistributed income of subsidiary	(6,904)	(28,283)	(28,137)
Net cash provided by operating activities	27,186	24,598	25,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	599	580	519
Repurchase of common stock	(1,334)	(1,320)	(1,440)
Cash dividends paid on common stock	(20,986)	(18,414)	(16,554)
Net cash provided by/(used in) financing activities	(21,721)	(19,154)	(17,475)
Net increase (decrease) in cash	5,465	5,444	8,383
Cash at beginning of year	15,747	10,303	1,920
Cash at end of year	$21,212	$15,747	$10,303
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Significant non-cash transactions
Common Stock issued to shareholders due to merger	$—	$62,850	$—

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cambridge Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambridge Bancorp and subsidiaries (the Company) as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013, and our report dated March 12, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses– Qualitative Factors and Forecasts

Critical Audit Matter Description

As described in Notes 2 and 7 to the financial statements, the Company has recorded an allowance for credit losses for its loan portfolio in the amount of $38.9 million as of December 31, 2023 representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined this amount, and corresponding provision for credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

March 12, 2024

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cambridge Bancorp:

Opinion on the Internal Control Over Financial Reporting

We have audited Cambridge Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the December 31, 2023 consolidated financial statements of the Company and our report dated March 12, 2024 expressed an unqualified opinion.

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

March 12, 2024

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

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2023 in ensuring that material information required to be disclosed by the Company, including its consolidated subsidiaries:

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting in 2023.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on management’s assessment, the Company believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework issued by COSO in 2013.

Wolf & Company, P.C, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page 106, on the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase of Company securities that was intended to satisfy the affirmative defense conditions of Rule 1-b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Board is divided into three classes. Generally, one class of directors is elected annually for a term of three years. Directors continue to serve until their term expires and until their respective successors are elected and qualified, unless they die, resign, or are removed. The Board is currently comprised of 16 members. Unless otherwise stated, each person has held his or her current occupation for the last five years.

Directors	Age (1)	Term Expires	Position(s) Held	Director Since (2)
Jeanette G. Clough	70	2024	Director	2008
Christine Fuchs	54	2026	Director	2019
Simon R. Gerlin	65	2024	Director	2020
Pamela A. Hamlin	59	2026	Director	2019
Kathryn M. Hinderhofer	72	2024	Director	2020
Hambleton Lord	62	2024	Director	2012
Thalia M. Meehan	62	2025	Director	2019
Daniel R. Morrison	60	2026	Director	2019
Leon A. Palandjian	54	2026	Director	2006
Laila S. Partridge	59	2026	Director	2019
Jody A. Rose	47	2025	Director	2019
Cathleen A. Schmidt	64	2025	Director	2016
Denis K. Sheahan	58	2025	Director, Chairman, President & CEO	2015
R. Gregg Stone	71	2024	Director	2009
Jane C. Walsh	70	2026	Director	2022
Andargachew S. Zelleke	62	2025	Director	2022

(1) Ages are presented as of December 31, 2023.

(2) Includes terms served on the Board of Directors of Cambridge Trust, as applicable.

The principal occupation, education and business experience, where applicable, of each director are set forth below. Unless otherwise indicated, principal occupations shown for each director have extended for five or more years.

Jeanette G. Clough, Age 70. Since November 1998 until June 2021, Ms. Clough served as the Chief Executive Officer and President of Mount Auburn Hospital. Ms. Clough has served as a director of the Company and of Cambridge Trust since 2008. The Board has determined that Ms. Clough is qualified to serve as a director based upon her experience as a Chief Executive Officer of a large healthcare organization and her knowledge of the life sciences industry, which is important to the communities served by Cambridge Trust.

Christine Fuchs, Age 54. Ms. Fuchs has extensive experience in the financial services industry and as an active participant in Greater Boston’s start-up community. Ms. Fuchs spent her career at Wellington Management as Associate Director of Global Industry Research where she led a team of nearly 100 investment professionals and served on the Compensation Committee and Equity Review management committees. Prior to her management position, Ms. Fuchs served for a decade as an equity analyst and sector fund manager, responsible for the active management of $2 billion in assets. Since retiring from Wellington Management, Ms. Fuchs has emerged as an active member of the start-up ecosystem in Greater Boston, as an angel investor, advisor and mentor. She currently serves on the board of Launchpad Venture Group. Ms. Fuchs holds an M.B.A. in Finance from the Wharton School of the University of Pennsylvania and is a CFA Charterholder. The Board has determined that Ms. Fuchs is qualified to serve as a director based upon her prior service as a director on numerous boards and her background in financial services.

Simon R. Gerlin, Age 65. Mr. Gerlin is the Chief Financial Officer and Executive Vice President of Finance of MassDevelopment, a development finance agency and land bank, working with businesses, nonprofits, banks, and communities to stimulate economic growth. Prior to MassDevelopment, Mr. Gerlin served in executive finance, compliance, and audit roles at Clean Harbors Environmental Services. He also spent 16 years at PricewaterhouseCoopers LLP, becoming a partner and serving clients in numerous sectors such as energy and utilities, manufacturing, and higher education. Mr. Gerlin received a B.A. in political science from Middlebury College and holds an M.B.A. from Harvard Business School. He is a certified public accountant, a member of the American Society of CPAs, and a former member of the Wellesley Bancorp, Inc. Board of Directors. The Board has determined that Mr. Gerlin is qualified to serve as a director based upon his prior service as a director and member of numerous board committees of Wellesley Bancorp, Inc., his knowledge of banking regulation and risk management, and his training as a certified public accountant.

Pamela A. Hamlin, Age 59. Ms. Hamlin is a creative business leader with over 30 years of marketing and general management experience and a track record of leading and growing an acclaimed global creative agency, while driving marketing and business strategy for major Fortune 500 clients across a wide range of industries. Ms. Hamlin is currently the President of York Creative Collective (YCC)

where she leads strategy and operations across a portfolio of consumer companies and brands. Prior to YCC, she was an engine for growth, evolution and cultural vibrancy at Arnold Worldwide for 20 years. As Global CEO, Ms. Hamlin oversaw the Arnold global network and was responsible for driving the vision and strategy for the agency. Previously, Ms. Hamlin served as President of Arnold’s Boston headquarters office, and as Managing Partner, Director of Account Management. Ms. Hamlin’s career in advertising began in account management and business development positions and evolved to senior leadership roles at leading agencies like Ingalls, Quinn & Johnson, HBM/Creamer and Leonard/Monahan. The Board has determined that Ms. Hamlin is qualified to serve as a director based upon her background in marketing and leading business strategy for major corporations.

Kathryn M. Hinderhofer, Age 72. Ms. Hinderhofer has spent over 35 years in the financial services industry and retired as Executive Vice President of Operations and Technology from National Bank Holdings Corp (“NBH”) in 2015. Prior to this, Ms. Hinderhofer was an Executive Vice President at Citizens Financial Group where she was responsible for business integration activities for acquisitions and divestitures of banks. Most recently, Ms. Hinderhofer has completed various consulting assignments for banks in New England in her field of expertise, she currently serves as a director of Micronotes, Inc., a cloud-based marketing automation company in Boston. The Board has determined that Ms. Hinderhofer is qualified to serve as a director based upon her prior service as a director and member of numerous board committees of Wellesley Bancorp, Inc., her extensive background in the banking and financial services industry, and her knowledge of banking regulation and risk management.

Hambleton Lord (Lead Director), Age 62. Mr. Lord has over 30 years’ experience in the software industry founding and building industry leading companies. He is the retired CEO and Co-Founder of Seraf, a financial services software company that provides professional portfolio management tools for investors in early-stage companies. In addition, he is the Chairman of Emeritus of Launchpad Venture Group, a Boston-based angel investor group that focuses on seed stage technology and life science companies. Mr. Lord has served as a director of the Company and of Cambridge Trust since 2012. The Board has determined that Mr. Lord is qualified to serve as a director based upon his prior service as a director of the Company and of Cambridge Trust including his service on numerous Board committees, his experience as an angel investor, his knowledge of the software industry and innovation economy in Massachusetts, and his knowledge of the business communities in the Company’s market area.

Thalia M. Meehan, Age 62. Ms. Meehan is currently an independent director at Safety Insurance Group, Inc., a provider of automobile, home and business owners’ insurance. Ms. Meehan retired from Putnam Investments in 2016 after 27 years in the Tax Exempt Bond Group, where she was Team Leader and Portfolio Manager from 2006 to 2016. She was previously Head of Tax Exempt Credit Research at Putnam. Ms. Meehan also serves on the Municipal Securities Rulemaking Board. Ms. Meehan is a CFA charter holder and a graduate of Williams College. The Board has determined that Ms. Meehan is qualified to serve as a director based upon her prior service as a director on numerous boards and her background in financial services.

Daniel R. Morrison, Age 60. Mr. Morrison served as CEO of Cambridge Trust New Hampshire until retiring in 2021. Prior to joining the Company in 2019, Mr. Morrison spent over 12 years at Optima Bank & Trust Company as Chairman, President and Chief Executive Officer. Mr. Morrison has experience in positions of executive leadership at publicly traded companies and knowledge of the communities that the Company serves. The Board has determined that Mr. Morrison is qualified to serve as a director based upon his prior service as a director of Optima Bank & Trust, his extensive experience in and knowledge of the banking and financial services industry, and his experience in and involvement with business and civic organizations in the communities in the Company’s market area.

Leon A. Palandjian, MD, CFA, Age 54. Dr. Palandjian is the Chief Risk Officer of Intercontinental Real Estate Corporation, a national real estate investment, development, and management firm headquartered in Boston, Massachusetts. His investment experience spans venture capital and private and public equity, in the life science and real estate sectors. Dr. Palandjian has served as a director of the Company and of Cambridge Trust since 2006, was Lead Director of the Board from 2014 until January 2017 and is currently Chair of the Trust Committee. The Board has determined that Dr. Palandjian is qualified to serve as a director based upon his prior service as a director of the Company and of Cambridge Trust including his service on numerous Board committees, his extensive experience in equity investment and finance, his CFA qualification, his knowledge of risk management, and his knowledge of the communities in the Company’s market area.

Laila S. Partridge, Age 59. Ms. Partridge is an entrepreneur and technology executive with expertise in identifying disruptive technologies and turning them to competitive advantage. She was a manager and investor at Intel Capital, during the early days of that organization’s formation and has led several technology companies as Chief Executive Officer. Ms. Partridge currently serves as the CEO of HardTech Project, a company developing solutions for early-stage hardware funding. Previously, she served as Managing Director of the STANLEY + Techstars Accelerator between 2019 and 2022, directing a global effort on behalf of Stanley Black & Decker to invest in early stage technology companies and grow innovative new technology solutions. Ms. Partridge has served on the board of directors of LightwaveLogic, Inc., a technology platform company, since August 2023. The Board has determined that Ms. Partridge is qualified to serve as a director based upon her prior service as a director of the Company and of Cambridge Trust, her background in venture capital, and her extensive work with startups.

Jody A. Rose, Age 47. Ms. Rose is the Cofounder and Board Director of Hack.Diversity, a non-profit organization committed to transforming the economy by breaking down barriers for Black and Latine professionals in technology. Formerly the President of The New England Venture Capital Association (the “NEVCA”), Ms. Rose has been working in collaboration with the venture and start-up communities since 2015 to help foster a more innovative, collaborative, and inclusive ecosystem. Ms. Rose’s achievements include successfully leading the entrepreneurial community’s fight for non-compete reform, and co-founding one of New England’s most innovative workforce development programs – Hack.Diversity, now the foundation arm of the NEVCA. Ms. Rose has held executive-level roles with both enterprise corporations and lean startups, focusing primarily on mobile, eCommerce and digital media. Prior to joining the NEVCA in 2015, Ms. Rose served as the SVP of Digital Strategy and Corporate Development at Blueprint NYC, an event production agency based in New York. Previous to that, Ms. Rose led National Mobile and Brand Partnerships for micro-location mobile marketing platform, Swirl Networks. Before joining Swirl, Ms. Rose served as Director of National Brand Partnerships at Rue Gilt Groupe, an online shopping and lifestyle company. In addition to serving on the board of Hack.Diversity, Ms. Rose serves on The Rapid7 Foundation Board, and serves on The New England Capital Association Board. The Board has determined that Ms. Rose is qualified to serve as a director based upon her prior service as a director on numerous boards and her background in marketing and venture capital.

Cathleen A. Schmidt, Age 64. Ms. Schmidt has extensive leadership experience in banking and professional services. Prior to retiring in September of 2021, she served as Chief Executive Officer at McLane Middleton Professional Association, the largest full-service law firm headquartered in Manchester, New Hampshire with offices in Massachusetts. She held that position for over eight years. Prior to that, she served as President and CEO of Citizen’s Bank New Hampshire/Vermont. She has served as a director of the Company and of Cambridge Trust since 2016. The Board has determined that Ms. Schmidt is qualified to serve as a director based upon her prior service as a director of the Company and of Cambridge Trust including her service on numerous Board committees. In addition, Ms. Schmidt brings to the Board her experience in executive management of a large regional bank, expertise in retail banking, and knowledge of the New Hampshire market.

Denis K. Sheahan, Chairman, President & Chief Executive Officer, Age 58. Mr. Sheahan serves as Chairman, President & Chief Executive Officer of Cambridge Trust Company and Cambridge Bancorp. Prior to joining Cambridge Trust Company in April 2015, Mr. Sheahan spent 19 years at Independent Bank Corp. and Rockland Trust where he served as Chief Financial Officer and Chief Operating Officer. Prior to joining Rockland Trust Company, Mr. Sheahan served as Vice President of Finance for BayBanks, Inc. Mr. Sheahan currently serves as Board Trustee for Cambridge Community Foundation, Chairs the Finance Committee and is Secretary/Treasurer of the Board of the Massachusetts Housing Partnership, he serves as an Advisory Board member of the Rian Immigrant Center, is a Board member and Treasurer for the Cambridge Family YMCA. Mr. Sheahan also serves as a member of the Board of Directors of the Massachusetts Bankers Association, and is a Board Trustee for the Massachusetts Bankers Association Charitable Foundation, Inc. The Board has determined that Mr. Sheahan is qualified to serve as a director based upon his prior service as a director of the Company and of Cambridge Trust and his extensive experience in many areas of banking and financial services. Mr. Sheahan has experience in positions of executive leadership at publicly traded companies and knowledge of the communities that the Company serves.

R. Gregg Stone, Age 71. Mr. Stone serves as Manager of Kestrel Management, LLC, through which he manages venture capital and family investments. He has worked in the investment industry since 1986 when he joined Pell, Rudman & Co., Inc. as a Vice President from the law firm Hemenway & Barnes. Mr. Stone has served on the boards of a number of private companies and charities and served on the board of NovaCare from its acquisition by Foster Management Company in 1985 through its initial public offering in 1986 until 1993. Mr. Stone has served as director of the Company and of Cambridge Trust since 2009. The Board has determined that Mr. Stone is qualified to serve as a director based upon his prior service as a director of the Company and of Cambridge Trust including his service on numerous Board committees, and his background in investment management and venture capital.

Jane C. Walsh, Age 70. Prior to joining the Company in 2022, Ms. Walsh served as President and CEO of Northmark Bank, becoming the first founding female commercial bank President in Massachusetts when Northmark Bank opened for business in December 1987. Ms. Walsh began her career at Arlington Trust Company, where she held various management positions and achieved the rank of Executive Vice President leading the Investment, Operations and Data Processing Divisions of a $1.2 billion bank. Ms. Walsh is extremely committed to her community and industry, as evidenced by her past and present service on various Boards, including Arthur Griffin Center, Federal Reserve Bank of Boston, Kiwanis Club of Greater Lawrence, Lanam Club, Massachusetts Bankers Association, Massachusetts Business Roundtable, Massachusetts Hospital Association, Massachusetts Medicaid Policy Institute, Merrimack College, Merrimack Valley Chamber of Commerce, St. Mary’s Parish in Winchester, Winchester Hospital, and Beth Israel Lahey Health. Ms. Walsh received her undergraduate degree from Merrimack College, her Master of Business Administration from Northeastern University, and the Certified Bank Auditor (CBA) designation from the Chartered Bank Auditors Association. Jane currently serves on the St. Mary Parish Finance Council and the Beth Israel Lahey Health Board. The Board has determined that Ms. Walsh is qualified to serve as a director based upon her extensive experience in and knowledge of the banking and financial services industry, and her experience in and involvement with business and civic organizations in the communities in the Company’s market area.

Andargachew S. Zelleke, Age 62. Dr. Zelleke has two decades’ experience as an educator on leadership and management, negotiation, corporate governance and, more recently, US-China relations. He is presently in his 13th year as the MBA Class of 1962 Senior Lecturer of Business Administration at Harvard Business School, having taught previously at the Harvard Kennedy School and the University of Pennsylvania’s Wharton School. His prior leadership roles have included Project Director and Steering Committee member of the American Academy of Arts and Sciences’ Corporate Responsibility Project, and Co-Director of the Harvard Kennedy School’s Center for Public Leadership. Dr. Zelleke was co-editor of Restoring Trust in American Business (MIT Press, 2005); is a life member of the Council on Foreign Relations; and has twice won the Greenhill Award for outstanding contributions to the Harvard Business School community. Early in his career he practiced corporate law at Cleary Gottlieb Steen & Hamilton and at White & Case, and taught at the UCLA School of Law. He has prior public company board experience at Innodata Inc., a global data engineering company. Dr. Zelleke received his A.B., A.M., J.D. and Ph.D. (Organizational Behavior) from Harvard University. The Board has determined that Dr. Zelleke is qualified to serve as a director based on his prior public company board experience and his background in corporate governance.

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

The following individuals are the current executive officers of the Company and/or Cambridge Trust who are not directors. The executive officers hold office until their respective successors have been appointed and qualified, or until death, resignation or removal by the Board. Ages presented are as of December 31, 2023.

Peter Halberstadt, Age 45. Mr. Halberstadt joined Cambridge Trust in 2004 and serves as Senior Vice President and Chief Credit Officer, leading the Credit Risk function for the bank. Mr. Halberstadt also oversees the Enterprise Risk Management functions. Prior to joining Cambridge Trust, Mr. Halberstadt worked at Century Bank in a credit related role.

Steven Mead, Age 50. Mr. Mead serves as Senior Vice President and Chief Commercial Banking Officer at Cambridge Trust where he leads the commercial lending teams in both Massachusetts and New Hampshire. Mr. Mead joined Cambridge Trust in 2012, after serving in similar roles at Sovereign Bank and Cambridge Savings Bank.

Kerri A. Mooney, Age 55. Ms. Mooney joined Cambridge Trust in 2018 and serves as Senior Vice President and Chief Deposit Officer; she previously served as Senior Vice President and Director of Private Banking Offices from June 2018 to January 2023. Prior to joining Cambridge Trust Ms. Mooney worked as the Director of Branches for HarborOne Bank from October 2016 to June 2018. Prior to that, she was the First Vice President and District Manager at Rockland Trust from July 2010 to October 2016 where she led Rockland Trust’s Greater Boston banking offices.

Puneet Nevatia, Age 50. Mr. Nevatia joined Cambridge Trust in 2018 as Senior Vice President and Chief Information Officer. Prior to his appointment, Mr. Nevatia served as an Executive Client Partner within the financial services division of Sapient Corporation, a global consulting company that provides business, technology, digital transformation, and marketing services to clients since October 2012. Prior to Sapient, Mr. Nevatia worked in a number of financial service firms, including Babson Capital and Wellington Management.

Pilar Pueyo, Age 62. Ms. Pueyo joined Cambridge Trust in 2016 as Senior Vice President, and Director of Human Resources. Prior to joining Cambridge Trust, Ms. Pueyo spent 17 years at Boston Private Bank and Trust Company where she was responsible for the delivery and execution of Human Resources strategy, programs, and services to support its business strategy.

Danielle Remis Hackel, Age 53. Ms. Hackel serves as Senior Vice President and Chief Marketing Officer of Cambridge Trust, providing strategic, operational, and administrative oversight for the marketing function. Prior to joining the Company in 2021, Ms. Hackel spent three years at Harbourvest Partners in various capacities including Vice President and Co-Head of Marketing. Prior to joining Harbourvest Partners, Ms. Hackel held a variety of managing sales and marketing roles as Head of Institutional Marketing at State Street Global Advisors.

Joseph P. Sapienza, Age 53. Mr. Sapienza joined Cambridge Trust in 1996 and currently serves as Senior Vice President and Interim Chief Financial Officer, and Director of Accounting and Controller, in which roles he oversees the Finance and Accounting departments, including internal and external financial and regulatory reporting.

Jeffrey F. Smith, Age 58. Mr. Smith serves as Executive Vice President, Head of Wealth Management at Cambridge Trust. He joined Cambridge Trust in June 2023 from the Rockland Trust Investment Management Group where he served as a Senior Vice President since 1999. He started his financial services career in 1987 with Scudder, Stevens and Clark in Boston.

John J. Sullivan, Age 64. Mr. Sullivan serves as Senior Vice President, Director of Consumer Lending at Cambridge Trust. Mr. Sullivan has held various leadership positions within the private banking and wealth management industry. Prior to joining Cambridge Trust in 2017, Mr. Sullivan spent 16 years at Boston Private Bank & Trust Company, where he served in various capacities including Executive

Vice President, Wealth Management and Trust; and Executive Vice President, Residential Lending. Prior to that, he spent 10 years at Citizens Bank as a Residential Loan Officer.

Family Relationships

There are no family relationships among any of our directors or executive officers that would require disclosure under Item 401(d) of Regulation S-K promulgated under the Securities Act.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding in the past ten years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Board Diversity Matrix (As of March 12, 2024)
Total Number of Directors	16
				Did Not
				Disclose
	Female	Male	Non-Binary	Gender
Part I: Gender Identity
Directors	9	7	—	—
Part II: Demographic Background
African American or Black	1	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latino	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	8	6	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	1
Did Not Disclose Demographic Background	—

Committees of the Board of Directors

The Board has an Audit Committee, Compensation Committee, Governance Committee and a Risk Committee along with other various committees. The Board has adopted a charter for each of the Audit Committee, the Compensation Committee, the Governance Committee and the Risk Committee, as well as qualification guidelines for board members. The following table provides meeting information for the fiscal year ended December 31, 2023, for each committee:

Name	Audit Committee	Compensation Committee	Governance Committee	Risk Committee
Jeanette G. Clough		•	•	•
Christine Fuchs			•
Simon R. Gerlin	★C			•
Pamela A. Hamlin	•	C
Kathryn M. Hinderhofer	•			C
Hambleton Lord		•	•
Thalia M. Meehan				•
Daniel R. Morrison				•
Leon A. Palandjian		•
Laila S. Partridge	•	•
Jody A. Rose	•		•
Cathleen A. Schmidt		•	C
Denis K. Sheahan
R. Gregg Stone			•
Jane C. Walsh				•
Andargachew S. Zelleke	•		•
Total meetings in 2023	4	7	4	4

C Committee Chair

★ Financial Expert

Audit Committee

The Audit Committee oversees the Company’s accounting and financial reporting processes, including its internal audit function, the external and internal audits of the Company’s financial statements, the integrity of the financial statements of the Company, the qualifications, independence and performance of the independent auditor engaged by the Company and compliance with applicable legal and regulatory requirements. The Audit Committee may form and delegate authority to one or more subcommittees (including a subcommittee consisting of a single member), as it deems appropriate from time to time under the circumstances. A copy of the Audit Committee’s charter is available on the Company’s website at: http://ir.cambridgetrust.com/govdocs. During the fiscal year ended December 31, 2023, the Audit Committee held four meetings. The members of the Audit Committee currently are Mses. Hamlin, Hinderhofer, Partridge, and Rose, and Messrs. Gerlin (Chair) and Zelleke. Each of the members of the Audit Committee meets the independence requirements under the NASDAQ Listing Rules and applicable rules and regulations of the SEC. The Board has determined that each member of the Audit Committee is financially literate and that Mr. Gerlin qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

Audit Committee Report

The Audit Committee has reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2023, with management and the Company’s independent registered public accounting firm, Wolf & Company, P.C. The Audit Committee has discussed with Wolf & Company, P.C. the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC. The Audit Committee has also received the written disclosures and the letter from Wolf & Company, P.C. required by applicable requirements of the Public Company Accounting Oversight Board regarding Wolf & Company, P.C.’s communications with the Audit Committee concerning independence, and has discussed with Wolf & Company, P.C. the firm’s independence. Based on the foregoing, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the SEC.

Audit Committee of the Board of Directors of Cambridge Bancorp
Simon R. Gerlin, (Chair)
Pamela A. Hamlin
Kathryn M. Hinderhofer
Laila S. Partridge Jody A. Rose
Andargachew S. Zelleke

Governance Committee

The Governance Committee has overall responsibility for recommending corporate governance policies and procedures and board operations for the Company and for the oversight of the Company’s ESG and sustainability efforts. The Governance Committee provides recommendations for action by the Board related to the appropriate size, composition, function, needs and effectiveness of the Board and its committees, develops and implements corporate governance principles and practices for the Company and oversees implementation of the Company’s Code of Ethics (as defined below), including reviewing Company transactions involving related parties and other potential conflicts of interest. The Governance Committee identifies director candidates, reviews the qualifications and experience of each person considered as a nominee for election or reelection as a director, and recommends director nominees to fill vacancies on the Board for approval by the Board and the shareholders. A copy of the Governance Committee’s charter is available on the Company’s website at: http://ir.cambridgetrust.com/govdocs. During the fiscal year ended December 31, 2023, the Governance Committee held four meetings. The members of the Governance Committee currently are Mses. Clough, Fuchs, Rose, and Schmidt (Chair), and Messrs. Lord, Stone, and Zelleke. Each member of the Governance Committee meets the independence requirements under the NASDAQ Listing Rules.

Compensation Committee

The Compensation Committee’s responsibilities include: (i) assisting the Board in carrying out its responsibilities in determining the compensation of the President & Chief Executive Officer, and the other executive officers of the Company and Cambridge Trust; (ii) establishing compensation policies that will attract and retain qualified personnel through an overall level of compensation that is comparable to, and competitive with, others in the industry and in particular, peer financial institutions; and (iii) assisting the Board with the design and development, for approval, of equity and cash compensation plans.

During the fiscal year ended December 31, 2023 the Compensation Committee held seven meetings. The members of the Compensation Committee currently are Mses. Clough, Hamlin (Chair), Partridge, and Schmidt and Messrs. Lord and Palandjian. Each of the members of the Compensation Committee meets the independence requirements under the NASDAQ Listing Rules, and also serves on the Compensation Committee of the Company’s subsidiary, Cambridge Trust. A copy of the Compensation Committee’s charter is available on the Company’s website at: http://ir.cambridgetrust.com/govdocs. The Compensation Committee may delegate to its chairperson or any other Compensation Committee member such power and authority as the Compensation Committee deems appropriate, except such powers and authorities required by law to be exercised by the whole Compensation Committee or subcommittee thereof.

Compensation Committee Interlocks and Insider Participation

In 2023, the Compensation Committee was comprised entirely of independent directors, Mses. Clough, Hamlin (Chair), Partridge, and Schmidt, and Messrs. Lord and Palandjian. No member of the Compensation Committee is a current, or during 2023 was a former, executive officer or employee of the Company or any of its subsidiaries. In 2023, none of the Company’s executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

Risk Committee

The Risk Committee oversees the Company’s enterprise-wide risk management framework, including the strategies, policies, procedures, and systems, established by management to identify, assess, measure, and manage the major risks facing the Company. The Risk Committee approves and reviews the Company’s risk management framework, reviews major risks facing the Company and management’s assessment of the Company’s aggregate enterprise-wide risk profile, and annually reviews and recommends to the Board the articulation of the Company’s risk appetite. Among other duties and responsibilities, the Risk Committee oversees Asset Liability Management, the Information Technology and Information Security functions at the Bank, and reviews the Company’s Compliance,

CRA, and Anti-Money Laundering Programs. The Risk Committee may form and delegate authority to one or more subcommittees (including a subcommittee consisting of a single member) as it deems appropriate from time to time under the circumstances.

A copy of the Risk Committee’s charter is available on the Company’s website at: http://ir.cambridgetrust.com/govdocs. During the fiscal year ended December 31, 2023, the Risk Committee held four meetings. The members of the Risk Committee currently are Mses. Clough, Hinderhofer (Chair), Meehan, and Walsh, and Messrs. Gerlin and Morrison. Each of the members of the Risk Committee meets the independence requirements under the NASDAQ Listing Rules.

Code of Ethics

The Board has adopted a code of ethics (the “Code of Ethics”) that applies to all employees, officers and directors. Each employee, officer and director participates in an annual training session that focuses on topics covered by the Company’s Code of Ethics. The training reinforces the Company’s core values and commitment to full compliance with applicable laws and regulations. The Code of Ethics is supplemented by a new code of conduct (the “Code of Conduct”) that applies to all employees, officers and directors, and defines appropriate business conduct and provides recourse in the event of violations. The Code of Ethics and the Code of Conduct are available on the Company’s website at: http://ir.cambridgetrust.com/govdocs. The inclusion of the Company’s website address here and elsewhere in this Annual Report on Form 10-K does not include or incorporate by reference the information on the Company’s website into this Annual Report on Form 10-K.

A printed copy of the Committee charters (referenced in “Committees of the Board of Directors”) and the Code of Ethics can also be obtained, without charge, by contacting the Company at the following address:

Cambridge Bancorp

1336 Massachusetts Avenue

Cambridge, MA 02138

ATTN: Corporate Secretary

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires directors and executive officers, and persons who own more than 10% of the Company’s common stock, to report to the SEC their initial ownership of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and we are required to disclose in this Annual Report on Form 10-K any late filings or failures to file.

Based solely on review of the copies of such reports furnished to us and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2023, we believe that, during the 2023 fiscal year, all of the Company’s directors and executive officers complied with all Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses our compensation policies and determinations that apply to our current and former executive officers that are our Named Executive Officers (“NEOs”) for the 2023 fiscal year. When we refer to our “NEOs,” we are referring to the following individuals whose 2023 compensation is set forth below in the Summary Compensation Table and subsequent compensation tables, as applicable.

Executive	Position
Denis K. Sheahan	President & Chief Executive Officer
Michael F. Carotenuto(1)	Former Executive Vice President, Chief Financial Officer
Joseph P. Sapienza	Senior Vice President, Interim Chief Financial Officer
Kerri A. Mooney	Senior Vice President, Chief Deposit Officer
Puneet Nevatia	Senior Vice President, Chief Information Officer
Jennifer A. Pline(2)	Former Executive Vice President, Head of Wealth Management
Jeffrey F. Smith(3)	Executive Vice President, Head of Wealth Management

(1) Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer effective June 12, 2023.

(2) Ms. Pline retired as Executive Vice President, Head of Wealth Management effective June 30, 2023.

(3) Mr. Smith was hired as the Executive Vice President, Head of Wealth Management effective June 5, 2023.

Compensation Best Practices

The Company aims to support the long-term interests of shareholders through best-practice compensation programs and policies. The Compensation Committee reviews on an ongoing basis the Company’s executive compensation program to evaluate whether it supports the Company’s executive compensation philosophies and objectives and is aligned with shareholder interests. Our executive compensation practices are comprised of the following, each of which the Compensation Committee believes reinforces our executive compensation objectives:

Executive Compensation Program Design

What We Do	What We Don’t Do

☐ Align pay with performance by having the majority of 2023 target total direct compensation for NEOs consist of performance-based compensation

☐ Generally seek to position target total direct compensation for NEOs at the median of the competitive market

☐ Place appropriate focus on the role of management in investing in the future of our business through innovation, technology, and strategic alliances

☐ No uncapped payouts under our short- or long-term incentive plans

☐ No purely formulaic calculations of annual short-term incentive bonus amounts – Compensation Committee retains the ability to exercise discretion in determining payouts

Equity Award Practices

What We Do	What We Don’t Do

☐ Grant all equity awards with a multi-year vesting schedule to maintain alignment with longer-term Company performance

☐ Structure the majority (55%) of equity awards as performance-based restricted stock units (“PRSUs”) in the long-term incentive plan. PRSU vesting is subject to performance relative to outperforming comparable banks over a three-year period

☐ Include non-solicitation provisions and related forfeiture

☐ No payment of dividends or dividend equivalents on unearned performance-based units ☐ No repricing underwater stock options or backdating of options without shareholder approval

Compensation Governance and Risk Mitigation

What We Do	What We Don’t Do

☐ Review our peer group annually and regularly engage in rigorous benchmarking to align our executive compensation program with the market

☐ Review and verify annually the independence of the Compensation Committee’s independent compensation consultant

☐ Conduct a periodic compensation program risk assessment

☐ Require our senior executives to satisfy meaningful stock ownership guidelines to strengthen the alignment with our shareholders’ interests

☐ Maintain a clawback policy that allows us to recover annual and long-term performance-based compensation if we are required to restate our financial results, other than a restatement due to changes in accounting principles or applicable law

☐ Hold an advisory vote on executive compensation on an annual basis to provide our shareholders with an opportunity to give feedback on our executive compensation program

☐ Cap annual performance-based cash bonuses at 150% of target

☐ No tax gross-ups of 280G excise taxes

☐ No single-trigger change-in-control bonus payments or vesting of equity awards

☐ We do not allow for pledging of our common stock

☐ We do not allow for employees to hedge or sell short our common stock

Compensation Committee Actions in 2023

The Compensation Committee made the following decisions in or with respect to 2023.

Action
✓	Adjusted base salaries of certain NEOs based on a review of peer market data. The CEO’s base salary remained unchanged for 2023.
✓	Approved a 2023 Incentive Plan payout based on Company and individual performance, which was paid in February 2024 to eligible NEOs. Operating Return on Tangible Common Equity (“Operating ROTCE”) was

achieved at 59.53% and Operating Income was achieved at 65.25% resulting in 62.39% award payout for Company performance. Individual achievement varied by executive and resulted in awards equal to 50% of base salary for the CEO and between 17% and 37% of base salary for the other eligible NEOs.

✓

Granted equity awards in April 2023 to each NEO in the form of PRSUs (55%) and time-based restricted stock units (“RSUs”) (45%), except for (i) Mr. Sapienza, who received time-based restricted stock awards (“RSAs”) (100%) in February 2023 prior to his promotion, and (ii) Mr. Smith, who received RSUs (100%) in August 2023 in connection with his hire.

✓	Certified a 2021-2023 PRSU payout at 50.5% of target which was distributed on March 7, 2024.
✓	Engaged independent compensation consultants to provide data and advise to assist them in their deliberations.
✓	Maintained at risk CEO Compensation at 66% for 2023.
✓	Approved a compensation package for Mr. Smith as the new Head of Wealth Management following Ms. Pline’s retirement.

The Compensation Committee approved the following compensation for each NEO:

	Base Salary		Annual Incentive Plan (AIP) Award		Long-Term Incentive (LTI) Award		Total
Executive	2023	Change from 2022	2023	Change from 2022	2023	Change from 2022	2023	Change from 2022
Denis K. Sheahan	$590,545	0%	$294,232	-31%	$800,000	0%	$1,684,777	-7%
Michael F. Carotenuto (1)	$338,250	0%	$—	N/A	$225,000	0%	$563,250	-23%
Joseph P. Sapienza (2)	$300,000	60%	$50,574	N/A	$30,083	20%	$380,657	45%
Kerri A. Mooney	$310,000	8%	$113,271	-10%	$225,000	0%	$648,271	2%
Puneet Nevatia (3)	$345,000	4%	$116,320	-27%	$175,000	0%	$636,320	-4%
Jennifer A. Pline (4)	$462,584	0%	$—	N/A	$—	N/A	$462,584	-46%
Jeffrey F. Smith (5)	$550,000	N/A	$—	N/A	$500,000	N/A	$1,050,000	N/A

(1)
Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer, effective June 12, 2023.
(2)
Mr. Sapienza became a participant in the 2023 Incentive Plan after his promotion to Interim Chief Financial Officer, effective July 1, 2023. Mr. Sapienza also received a bonus totaling $30,562 from other short term incentive arrangements for the period prior to his promotion. These other short term incentive plans are available to non executive employees, and are based on company performance. Mr. Sapienza was also granted shares during 2023 but he did not participate in the executive LTIP for 2023.
(3)
Mr. Nevatia received an approved salary increase, effective July 1, 2023.
(4)
Ms. Pline retired as Executive Vice President, Head of Wealth Management, effective June 30, 2023.
(5)
Mr. Smith was hired as the Executive Vice President, Head of Wealth Management, effective June 5, 2023. Pursuant to Mr. Smith’s offer letter, he will not participate in the Annual Incentive Plan until January 1, 2025.

Oversight Responsibilities for Executive Compensation

Responsible Party	Primary Role and Responsibilities Relating to Compensation Decisions
Compensation Committee (Composed solely of independent, non-employee Directors and reports to the Board)

• Oversees the executive compensation program, policies, and practices, taking into account business goals and strategies, legal and regulatory developments, and evolving best practices;

• Approves performance goals for purposes of compensation decisions for the NEOs;

• Conducts an annual evaluation of the President & CEO’s performance in consultation with the full Board and determines his compensation;

• Reviews and approves the President & CEO’s recommendations for compensation for the other NEOs and senior executives, making changes when deemed appropriate;

• Approves all changes to the composition of the peer group; and

• Reviews and makes recommendations to the Board with respect to Director compensation.

Independent Consultant to the Compensation Committee* (Meridian Compensation Partners, LLC)

• Provides the Compensation Committee with analysis and advice pertaining to the President & CEO, executive, and Director compensation program design, including industry survey analysis, explanation of current and developing best practices, and regulatory changes;

• Recommends a relevant group of peer companies and appropriate sources of survey data against which to compare the competitiveness and structure of the President & CEO, executive, and Director compensation;

• Analyzes peer companies’ President & CEO and executive compensation annually, and Director compensation every two years, to assist the Compensation Committee in determining the appropriateness and competitiveness of the President & CEO, executive, and Director compensation;

• Reviews any proposed changes to the President & CEO, executive, and Director compensation program design;

• Reviews compensation disclosure materials; and

• Provides specific analysis and advice periodically as requested by the Compensation Committee.

Senior Management

•The President & CEO recommends to the Compensation Committee annual compensation for the other NEOs and senior executives based on his assessment of their performance;

•The President & CEO, SVP of Human Resources work with the Compensation Committee Chairperson to set agendas, prepare materials for Compensation Committee meetings, and generally attend meetings, as appropriate, and prepare meeting minutes; and

•The Chief Financial Officer also works with the SVP of Human Resources in the preparation of materials for Compensation Committee meetings.

•No member of management is present in Compensation Committee meetings when matters related to his or her individual compensation is under discussion, when the Compensation Committee is approving or deliberating on the President & CEO compensation, or when the Compensation Committee otherwise meets in executive session.

*During 2023, the Compensation Committee was assisted by its independent compensation consultant Meridian Compensation Partners, LLC. Other than the support that it provided to the Compensation Committee, Meridian Compensation Partners, LLC provided no other services to the Company or management and only received fees from the Company for the services provided to the Compensation Committee. The Compensation Committee conducted an evaluation of the independence of its advisor considering the relevant regulations of the SEC and the NASDAQ listing standards. The Compensation Committee concluded that Meridian Compensation Partners, LLC was independent of the Company and the services performed by this firms and the individual consultants employed by Meridian Compensation Partners, LLC raised no conflicts of interest.

COMPENSATION GOVERNANCE PRACTICES

How Compensation Decisions Are Made

Compensation Philosophy

The Company’s compensation philosophy is designed to provide our NEOs with a total compensation package that is competitive with market practice while varying awards to recognize Company and individual performance. The objective is to provide competitive pay for achieving performance goals consistent with the Company’s business objectives and performance compared to industry. Actual compensation should exceed market when superior performance is achieved, and be lower than market when performance falls below expectations.

In aggregate, the objectives of the Company’s compensation program are to:

•
Attract and retain talented members of senior management;
•
Provide a competitive total compensation and benefits package;
•
Reward superior performance (appropriately balancing short-term and long-term objectives); and
•
Align management interests with those of shareholders.

Since a significant portion of the executive officers’ total compensation is performance-based (short-term and long-term incentives), the Company expects its compensation will vary on an annual basis, however, over the long-term, the executive officers compensation will align with the Company’s long-term performance. In the aggregate, the Company believes its total compensation program provides appropriate balance that enables the Company to ensure proper pay-performance alignment and reduces the potential that its plans might motivate inappropriate risk-taking. The Company’s program balances:

•
Short-term and long-term performance;
•
Bank and individual performance;
•
Quantitative/financial performance goals and qualitative/discretionary performance; and
•
Absolute performance (the Company’s internal goals) and relative performance (compared to industry).

Compensation Elements and Objectives

In support of our executive compensation philosophy and objectives, our executive compensation program consists of the following three key elements, which in total are targeted at the median of our competitive market:

Compensation Key Elements

Base Salary

Provides a fixed amount of compensation executives receive which is positioned generally at the median of the competitive market for similar positions, but takes into account each individual’s experience, skills, and performance, which supports our compensation philosophy of attracting and retaining talented executives.

Annual Performance-Based Cash Bonus

Rewards the achievement of annual goals for Company financial performance, as well as key annual individual goals that strengthen the business and position the Company for long-term success. Target bonus percentages are positioned at the median of the competitive market for similar positions.

Equity-Based Long-Term Incentive

Motivates long-term performance and aligns executives with shareholder interests, which supports our compensation philosophy of rewarding long-term performance and sustained shareholder value creation in a way that attracts and retains talented executives. Long-term incentive opportunities: 55% of award value is in the form of PRSUs and 45% in RSUs. We expect actual vesting of awards to generally align with the Company’s financial performance compared to peer institutions.

Compensation Mix

The Compensation Committee evaluates the mix of compensation components for our NEOs. Pay mix is balanced considering short and long-term time horizons, allocation between cash and equity, and between fixed and variable compensation components. In determining the compensation mix, the Compensation Committee strives to motivate near-term performance, while simultaneously focusing the executives on longer-term corporate goals that drive shareholder value.

When the Compensation Committee makes decisions with respect to each element of an executive’s compensation, it also considers the total compensation that may be awarded to the executive. The Compensation Committee makes compensation decisions that are consistent with the Company’s compensation philosophy, considering each element and the combined total compensation delivered through the Company’s executive compensation programs.

Use of Peer Group and Survey Information

The Compensation Committee engaged Meridian Compensation Partners, LLC to conduct a competitive review of the Company’s executive compensation program. The review included an analysis of similarly-sized publicly traded banks in the region (peer group) and national and regional surveys that cover a wider group of relevant companies. The Compensation Committee uses the competitive review in conjunction with other data and considerations when making executive compensation decisions.

The Compensation Committee engaged Meridian Compensation Partners, LLC to assess the relevance of the companies within the peer group and suggest changes where appropriate. Banks selected as peers for compensation purposes are publicly traded banks that align with some or all of the following criteria:

•
Asset sizes between $2.5 billion and $10 billion;
•
Fee/revenue mix greater than 15%;
•
Geographic location in the eastern half of the U.S.; preferably within a metropolitan area; and
•
Organizations with a wealth management operation.

Based on these criteria, the following companies were included in the Company’s peer proxy group for analyses relating to 2023 compensation:

Arrow Financial	German American Bancorp
Bar Harbor Bankshares	HBT Financial
Camden National	Orrstown Financial Services
CNB Financial	Peapack-Gladstone Financial
Community Trust Bancorp	S&T Bancorp

Enterprise Bancorp	Stock Yards Bancorp
Financial Institutions	Tompkins Financial
First Business Financial Services	Univest Financial
First Mid Bancshares	Washington Trust Bancorp

Compensation Program Elements

Base Salary

In early 2023, the Compensation Committee maintained the current base salaries for Messrs. Sheehan and Carotenuto and Ms. Pline. Mr. Nevatia and Ms. Mooney received a merit increase and a market adjustment to further reflect the responsibilities and duties of the role. Adjustments were effective January 1, 2023 for Ms. Mooney and July 1, 2023 for Mr. Nevatia. Upon Mr. Sapienza’s appointment to Senior Vice President, Interim Chief Financial Officer, his base salary was adjusted, effective July 1, 2023.

Executive	2023 Base Salary	Increase (%)	2022 Base Salary
Denis K. Sheahan	$590,545	0%	$590,545
Michael F. Carotenuto (1)	$338,250	0%	$338,250
Joseph P. Sapienza	$300,000	60%	$186,919
Kerri A. Mooney	$310,000	8%	$286,574
Puneet Nevatia	$345,000	4%	$330,971
Jennifer A. Pline (2)	$462,584	0%	$462,584
Jeffrey F. Smith (3)	$550,000	N/A	N/A

(1) Mr. Carotenuto resigned from the Company effective on June 12, 2023.

(2) Ms. Pline retired from the Company effective on June 30, 2023.

(3) Mr. Smith was hired as the Executive Vice President, Head of Wealth Management effective June 5, 2023.

Short-Term Incentives

The 2023 Incentive Plan is the Company’s short-term incentive compensation plan. It is an annual plan that begins each January 1, the first day of the Company’s fiscal year.

Performance goals are established in two performance categories: Company and individual performance. The Company performance metrics for 2023 were operating Return on Tangible Common Equity (ROTCE) and Pre-tax Operating Income. The operating ROTCE (after-tax) performance was compared to budget. The operating income goal was tied to the Company’s fiscal year budget and reflected operating income prior to security gains/losses and taxes and other extraordinary items including merger charges and other non-recurring expenses. Individual goals focused on either department/team performance (e.g. lending growth, deposit growth) and/or individual performance. The mix of goals varied by role.

In order for any award to be paid under the plan, The Company must achieve at least 50% of its targeted pre-tax operating income. Assuming the pre-tax operating income hurdle is achieved, payouts under the 2023 Incentive Plan are determined by multiplying the target award by the weighted percentage of performance achieved for Company and individual performance. Award payouts range from 0% to 150% of an executive’s award opportunity based on achieving Company and individual performance goals.

The payout under the 2023 Incentive Plan was determined by multiplying the target award by the weighted percentage of performance achieved for Company and individual performance.

Overall Performance

Target Annual Cash Incentive	x	Company Performance	+	Individual Performance	=	Actual Annual Cash Incentive
		25% - 75% Weighting		25% - 75% Weighting

The Compensation Committee administers the 2023 Incentive Plan and has final authority with respect to all matters or disputes relating to the plan. The 2023 Incentive Plan expressly reserved the Compensation Committee’s right, in its sole and absolute discretion, to reduce, including a reduction to zero, any award otherwise payable. Payouts under the 2023 Incentive Plan are subject to a clawback provision, as well as any similar provisions of applicable law or regulation.

The Compensation Committee has the right, in its sole and absolute discretion, to make adjustments to the Company performance factor within the defined parameters set forth in the 2023 Incentive Plan including the following: one-time, non-recurring, or extraordinary events or any other reason that the Compensation Committee deems appropriate; to adjust any awards by considering factors such as regulatory compliance and credit quality; and to reduce, including a reduction to zero, any cash award otherwise payable.

Taking into consideration the recommendations of the independent compensation consultants and the CEO’s recommendations for the other NEOs, the Compensation Committee assigns each eligible NEO an incentive award target as a percentage of year end base salary. The Compensation Committee also assigns each eligible NEO a weighting between Company and individual performance. All eligible NEOs have a meaningful portion based on Company performance. In general, the eligible NEOs with business line responsibilities also have a significant weighting on the achievement of business unit responsibilities.

The following table presents the incentive opportunities and weightings for the 2023 Incentive Plan for eligible NEOs.

Executive	Target as a Percentage of Base Salary	Company Performance Weighting	Individual Performance Weighting
Denis K. Sheahan	60%	75%	25%
Michael F. Carotenuto (1)	40%	75%	25%
Joseph P. Sapienza	40%	75%	25%
Kerri A. Mooney	40%	25%	75%
Puneet Nevatia	40%	75%	25%
Jennifer A. Pline (1)	N/A	N/A	N/A
Jeffrey F. Smith (1)	N/A	N/A	N/A

(1) Messrs. Carotenuto and Smith and Ms. Pline did not receive a payout under the 2023 Incentive Plan.

Company Performance Measures and Goals. The Compensation Committee reviewed and approved the 2023 Company performance measures and weightings of the 2023 Incentive Plan. Target Company performance is based on the 2023 corporate budget as approved by the Board. In determining the 2023 Operating ROTCE and Operating Income targets noted in the table below, the Compensation Committee reviewed 2022 target levels and actual results along with management’s 2023 budgeting expectations. Both the 2023 Operating Income and 2023 Operating ROTCE per budget target were reduced from 2022. While the Company continued to have a strong earnings profile, the impact of a rising interest rate environment had an anticipated unfavorable impact on budgeted earnings in 2023.

The following table summarizes the outcomes of the 2023 Incentive Plan, resulting in a total achievement of 62.39% of target for the Company Performance component.

Company Performance Measures	2023 Company Performance Goals			Actual Performance
(Equally Weighted)	Threshold	Target	Stretch
Operating Return on Tangible Common Equity (ROTCE)	80% of budgeted ROTCE 8.46%	100% of budgeted ROTCE per budget 10.57%	120% of budgeted ROTCE 12.69%	8.86% ROTCE or 59.53%
Operating Income (before security gains/losses, taxes, and other material non-recurring items)	80% of budgeted operating income $49.8 million	Operating income per budget $62.2 million	120% of budgeted operating income $74.7 million Total Achievement:	$53.6 million or 65.25% 62.39%

Individual Performance Measures and Goals. In addition to the Company performance, participants had individual goals that focused on department/team performance (such as lending growth or deposit growth) and/or individual performance. The mix of these goals varies by role. Performance targets and ranges for each measure were set at the beginning of 2023. If performance-to-goal cannot be quantified, committee judgment was used to evaluate goal attainment.

The following table describes the respective NEO’s achievement against his or her individual goals under the 2023 Incentive Plan and the payout percentage, as approved by the Compensation Committee with respect to the respective NEO:

Executive (1)	Percentage Achieved	Individual Performance Goal Results
Denis K. Sheahan	145.0%
•
Executed on specific financial objectives, focused on strengthening liquidity and capital during a challenging environment
•
Executed on specific duties related to the pending merger with Eastern Bank
•
Achieved leadership goals (2)

Joseph P. Sapienza	150.0%
•
Assumed Interim Chief Financial Officer role in July 2023
•
Executed on specific duties related to the pending merger with Eastern Bank
•
Managed the successful completion of the Northmark Bank core system conversion
•
Improved internal and external reporting
•
Achieved leadership goals (2)

Kerri A. Mooney	101.0%
•
Managed deposit retention
•
Led improvements to client experience
•
Assisted in development of digital banking strategy
•
Executed on specific duties related to the pending merger with Eastern Bank
•
Achieved leadership goals (2)

Puneet Nevatia	150.0%
•
Led the successful completion of the Northmark Bank core system conversion
•
Oversaw continued improvement to information security and information technology infrastructure
•
Executed on specific duties related to the pending merger with Eastern Bank
•
Implemented and supported business line platforms
•
Achieved leadership goals (2)

(1) Messrs. Carotenuto and Smith and Ms. Pline did not receive a payout under the 2023 Incentive Plan.

(2) Leadership goals for each NEO generally involve specific operational objectives in the executive’s business line or function along with goals related to management such as employee development and engagement.

Incentive Plan Award Payouts. Payouts were made to eligible NEOs under the 2023 Incentive Plan based on their achievement of both Company and individual goals. Messrs. Carotenuto and Smith and Ms. Pline did not receive a payout under the 2023 Incentive Plan. The Compensation Committee has discretion under the management incentive plan to withhold or adjust any incentive compensation in its sole discretion as it deems appropriate.

The portion of payouts under the 2023 Incentive Plan were based on performance against Company results, assessed against threshold, target and stretch performance levels as described above. Payouts for performance between threshold and stretch were calculated using straight line interpolation using a 50% payout for threshold performance, a 100% payout for target performance, and a 150% payout for stretch performance. The following table shows the Company’s performance against each Bank performance measure and the resulting payout percentage (dollars in thousands):

Using the tables above the eligible NEOs who were participants in the 2023 Incentive Plan at the end of the fiscal year achieved the following.

	Target Short-Term Incentive Opportunity	Bank Performance			Individual Performance			Short-Term Incentive Paid (2)	% of Target
		Target	Earned %	Subtotal	Target	Earned %	Subtotal
Denis K. Sheahan	$354,327	$265,745	62.39%	$165,788	$88,582	145.0%	$128,444	$294,232	83.0%
Joseph P. Sapienza (1)	$60,000	$45,000	62.39%	$28,074	$15,000	150.0%	$22,500	$50,574	84.0%
Kerri A. Mooney	$124,000	$31,000	62.39%	$19,341	$93,000	101.0%	$93,930	$113,271	91.0%
Puneet Nevatia	$138,000	$103,500	62.39%	$64,570	$34,500	150.0%	$51,750	$116,320	84.0%

(1)
Mr. Sapienza became a participant in the 2023 Incentive Plan after his promotion to Interim Chief Financial Officer, effective July 1, 2023, therefore his target short-term incentive opportunity was pro-rated. Mr. Sapienza also received a bonus totaling $30,562 from a broad-based bonus pool available to employees. See section entitled “Other Short-Term Incentives” below for discussion of bonus paid to Mr. Sapienza for his service during the first half of 2023.
(2)
Messrs. Carotenuto and Smith and Ms. Pline did not receive a payout under the 2023 Incentive Plan. For more information related to Mr. Smith’s cash sign-on incentive, see section entitled “Other Short-Term Incentives” below.

In January 2024, the Compensation Committee and the Company’s Board approved the following payouts to the eligible NEOs under the 2023 Incentive Plan:

	Payout (1)	% of Base Salary
Denis K. Sheahan	$294,232	50%
Joseph P. Sapienza (2)	$50,574	17%
Kerri A. Mooney	$113,271	37%
Puneet Nevatia	$116,320	34%

(1)
Messrs. Carotenuto and Smith and Ms. Pline did not receive a payout under the 2023 Incentive Plan. For more information related to Mr. Smith’s cash sign-on incentive, see section entitled “Other Short-Term Incentives” below.
(2)
Mr. Sapienza became a participant in the 2023 Incentive Plan after his promotion to Interim Chief Financial Officer, effective July 1, 2023. Mr. Sapienza also received a bonus totaling $30,562 from a broad-based bonus pool available to employees.

Other Short-Term Incentives

Mr. Smith was hired as Executive Vice President, Head of Wealth Management, effective June 5, 2023 and was not eligible for a payout under the 2023 Incentive Plan. Pursuant to Mr. Smith’s offer letter, dated May 17, 2023, he is eligible to receive a cash sign-on incentive bonus of $750,000 that is payable in two installments, less applicable withholdings, of which $450,000 was payable in 2023 and the remaining $300,000 is payable in the first payroll cycle in 2024 after the anniversary of his start date, subject to continued service through such date (the “Smith Cash Sign-on Incentive”). The Smith Cash Sign-on Incentive is subject to a clawback provision.

Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer, effective June 12, 2023. Prior to Mr. Carotenuto’s departure and to reward him for his assistance with the Eastern Bankshares Inc. merger announced in 2023, Mr. Carotenuto received a one-time cash bonus of $175,000.

Mr. Sapienza was named Interim Chief Financial Officer, effective July 1, 2023. In connection with Mr. Sapienza’s promotion, he became eligible to participate in the 2023 Incentive Plan beginning as of July 1, 2023. Mr. Sapienza also received a bonus totaling $30,563 from a broad-based bonus pool available to employees.

Long-Term Incentives

Equity compensation and stock ownership link the net worth of executive officers to the performance of the Company’s common stock. The Compensation Committee believes long-term incentive awards serve three key purposes:

1.
Meaningful share ownership by our NEOs supports decisions that are in the best interests of our shareholders. As such, equity compensation is a significant portion of each NEO’s compensation and the Company has established stock ownership guidelines to further support stock ownership accountability. By providing meaningful equity awards, the executives’ wealth creation opportunity is directly tied to the Company and stock price performance.
2.
Long-term incentive awards provide an incentive to accomplish the strategic, long-term objectives established by the Company that support shareholder value creation.
3.
Long-term incentive awards serve as a retention tool since the awards are subject to vesting related to an individual’s continued employment or service.

The Compensation Committee reviewed peer practices and proxy advisor guidelines and made two changes to the long-term incentive program in 2023 to reflect market practices and alignment between pay and performance. The mix of time and performance contingent awards was rebalanced from 25% RSUs and 75% PSUs in 2022 to 45% RSUs and 55% PRSUs in 2023, which is more reflective of peer practices, aids in the Company’s retention of executives and promotes greater stock ownership. In conjunction with this change, the Compensation Committee adjusted the relative performance grid to require greater than median performance for a target-level payout under the program and the stretch-level was reduced from 90th percentile to 75thpercentile, reflecting the practices predominant among our peer group.

Based on the grant date value of the awards and assuming target level of achievement, the 2023 long-term incentive (“LTI”) awards granted to our NEOs were composed 45% of RSUs, which vest based on service requirements alone, and 55% of PRSUs, which vest based on a combination of performance and service requirements, except for (i) Mr. Sapienza, who received 100% RSAs, and (ii) Mr. Smith, who received 100% RSUs.

PRSUs awarded in 2023 vest based on the Bank’s relative operating ROA as compared to the performance of banks included in a comparator index. Operating ROA was chosen to encourage multi-year earnings growth and a level of strong Bank profitability that should result ultimately in strong shareholder value creation. The bank comparator index is defined as publicly traded banks in the northeast U.S. with assets between $1 billion and $10 billion. Any dividends declared during the performance period are accrued and paid out in cash only to the extent that the PRSUs are earned following the completion of the performance period.

The range of performance levels and corresponding payout schedule is shown in the table below. In 2023, the Compensation Committee reviewed the relative performance percentile positioning, and adjusted the percentile positing for target- and stretch-level performance. These adjustments reflect the Compensation Committees review of proxy advisor commentary and practices among the Company’s peer group.

	Threshold	Target	Stretch
Relative three-year average operating ROA	25th percentile	55th percentile	75th percentile
Payout	25% of award	100% of award	200% of award

2023 Target LTI Awards

The following table summarizes the grant-date fair value of the awards calculated using the closing price on the grant date multiplied by the units awarded of the 2023 LTI awards for those NEOs who were eligible to receive a grant in 2023. The table assumes the PRSUs vest based on target level of achievement:

2023 Long-Term Incentive Target Values
Executive (1)	PRSUs (at Target) (2)	RSUs	RSAs	Total Grant-Date Fair Value
Denis K. Sheahan	$440,000	$360,000	$—	$800,000
Joseph P. Sapienza	$—	$—	$30,082	$30,082
Kerri A. Mooney	$123,750	$101,250	$—	$225,000
Puneet Nevatia	$96,250	$78,750	$—	$175,000
Jeffrey F. Smith	$—	$500,024		$500,024

(1)
Mr. Carotenuto’s LTI awards were forfeited upon his resignation as Executive Vice President, Chief Financial Officer effective June 12, 2023.
(2)
These PRSUs assume performance at the 55th percentile (target) using the closing price on the grant date multiplied by the units awarded at target.

2021 PRSU Results and Final Award Payouts

In February 2021, the Company granted PRSU awards to certain eligible executives, including NEOs Messrs. Sheahan, Carotenuto and Nevatia and Ms. Mooney and Pline. The 2021 PRSUs were eligible to vest upon achievement of Operating ROA and Operating EPS as compared to the comparator index for the period January 1, 2021 through December 31, 2023. The final award payouts are summarized in the following tables.

The table below presents the PRSU performance metrics and weightings. Performance levels and payouts were based on prevalent market practices for performance contingent equity awards using relative metrics.

		Percentile vs. Comparator Group			Payout as a % of Award Target
Performance Metric	Weighting	Threshold	Target	Stretch	Threshold	Target	Stretch
Relative three-year average operating ROA	50%	25th	50th	90th	25%	100%	200%
Relative three-year average operating diluted EPS growth performance	50%	25th	50th	90th	25%	100%	200%
Total	100%

Based on the Company’s performance against the established comparator index through December 31, 2023, the Compensation Committee determined that these awards would vest at 50.5% of target.

Performance Metric	Weighting	Percentile Rank	Payout % of Target
Relative three-year average operating ROA	50%	42th	38.0%
Relative three-year average operating diluted EPS growth performance	50%	25th	12.5%
Total	100%		50.5%

The following table presents the number of PRSUs at target and vesting at 50.5% of target for the 2021 – 2023 performance period for each NEO.

Executive (1)	Target # of Shares	# of Shares Vested
Denis K. Sheahan (2)	5,862	2,961
Kerri A. Mooney	1,649	833
Puneet Nevatia	916	463
Jennifer A. Pline	1,374	694

(1)
Mr. Carotenuto’s PRSUs were forfeited upon his resignation as Executive Vice President, Chief Financial Officer effective June 12, 2023.
(2)
In connection with his PSRU grant, Mr. Sheahan elected to defer shares awarded under the Cambridge Trust Company Executive Deferred Compensation Plan.

Other Long-Term Incentives

Mr. Smith was hired as Executive Vice President, Head of Wealth Management, effective June 5, 2023. In connection with his offer letter, Mr. Smith was awarded a new hire time-vested RSU award with a fair market value of $500,000 on August 15, 2023, conditioned on his continued service through the grant date. Mr. Smith’s 2023 time-vested RSU will vest ratable over a three-year period, subject to the applicable terms and conditions, including the Bank’s right to recoupment of any vested portion of the RSUs in the event Mr. Smith is terminated for cause (as defined in Mr. Smith’s offer letter) or if he voluntarily resigns employment prior to the third anniversary of his hire. Mr. Smith will not participate in the long-term incentive plan until January 1, 2025.

Prior to Mr. Sapienza’s promotion to Senior Vice President, Interim Chief Financial Officer, he was awarded a time-vested RSA award with a fair market value of $30,083 calculated using the closing price on the grant date of February 15, 2023 multiplied by the number of shares awarded. Mr. Sapienza’s 2023 time-vested RSAs will vest ratable over a five-year period, subject to the applicable terms and conditions.

Retirement Benefits

Nonqualified Retirement Plans for Executive Officers. The Company maintains several nonqualified retirement programs for executive officers. Historically, the Board provided a nonqualified defined benefit supplemental executive retirement plan (a “DB SERP”) to help accomplish the objectives of its nonqualified executive officer retirement program. In 2016, the Board approved, at the recommendation of the Compensation Committee, a change to this program. New entrants to the Company’s nonqualified deferred compensation program for executives are now provided a periodic Company contribution to the Cambridge Trust Company Executive Deferred Compensation Plan (the “EDCP”), a nonqualified defined contribution supplemental executive retirement plan, pursuant to individual participation agreements (each, a “DC SERP Agreement”). As of December 31, 2023, only Mr. Sheahan had a DB SERP. Mr. Carotenuto and Ms. Pline participate in the EDCP with additional Company contributions under a DC SERP Agreement. Mr. Carotenuto and Ms. Pline’s participation in the EDCP ceased upon their separation from service with the Company and the Bank. For detailed descriptions of Mr.

Sheahan’s DB SERP and the DC SERP Agreements for the other eligible NEOs, please refer to the sections entitled “Executive Compensation Tables – Pension Benefits” and “Executive Compensation Tables – Nonqualified Deferred Compensation,” respectively.

The EDCP also permits certain highly compensated employees of the Company to defer up to 50% of their base salaries, up to 100% of annual incentive compensation, and 100% of any award of RSUs or PRSUs. The Compensation Committee administers the EDCP and annually selects the employees who are eligible to participate. Each participant is 100% vested in his or her account and has the right to direct the deemed investment of his or her account balance by choosing from among investment alternatives made available by the Compensation Committee, with any deferrals of RSUs or PRSUs deemed invested in Company common stock. The deemed investments are credited with earnings or losses arising from the investment fund performance. No participant account is credited with above-market or preferential returns pursuant to the terms of the EDCP. A participant’s account balance will be paid out, subject to the terms of the EDCP. Subject to the terms of the EDCP, participants will receive a distribution of their deferred compensation account balance upon a separation from service, or upon death or disability, in a lump sum payment, unless the participant has elected annual installment payments (when available). Participants may also elect to receive an in-service distribution and distribution in the event of an unforeseeable emergency is available. Mr. Sheahan was the only NEO who deferred into the EDCP in 2023.

Qualified Retirement Plans for Executive Officers. The Company sponsors the Cambridge Bancorp Employee Retirement Plan, a tax-qualified, non-contributory defined benefit pension plan (the “DB Plan”) covering substantially all employees hired before May 2, 2011, including Mr. Sapienza. The plan was frozen to new employees hired after that date. In October 2017, the Company announced its decision to freeze the accrual of benefits for all participants in the DB Plan, effective as of December 31, 2017. The actuarially determined present values of the NEO’s retirement benefits as of the end of last year are reported in the section entitled “Executive Compensation Tables – Pension Benefits.” Mr. Sapienza is the only NEO who participates in the DB Plan.

The Company also maintains a tax-qualified defined contribution plan (the “Profit Sharing Plan” or “401(k) Plan”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company matches employee contributions up to 100% of the first 4% of each participant’s salary. Each year, the Company may also make discretionary contributions to the Profit Sharing Plan. Employees, including our NEOs, are eligible to participate in the 401(k) feature of the Profit Sharing Plan on the first day of their initial date of service. Employees, including our NEOs, are eligible to participate in the discretionary contribution portion of the Profit Sharing Plan on the first day of their initial date of service. The employee must be employed on the last day of the calendar year or retire at the normal retirement age of 65 during the calendar year to receive the discretionary contribution. All of the NEOs participated in the 401(k) Plan in 2023.

In addition to the DB Plan and the Profit Sharing Plan, the Company maintains the ESOP. The ESOP is a tax-qualified defined contribution plan in which our employees, including our NEOs, are eligible to participate on either January 1 or July 1 of each year, whichever date occurs soonest after the employee has attained the age of 21 and completed 12 months of service consisting of at least 1,000 hours of service. In general, pursuant to the terms of the ESOP, the Company contributes funds to the ESOP trust fund, and the contributed funds are allocated among all the participants’ accounts according to their relative levels of compensation (subject to IRS limits). During 2023 all of our NEOs, other than Mr. Smith, participated in the ESOP.

Perquisites

The Company provides certain perquisites to Mr. Sheahan that the Compensation Committee believes are reasonable and consistent with the Company’s overall compensation program. To encourage his active presence in our local community, the Company reimburses Mr. Sheahan a net benefit amount of up to $50,000 per year for expenses incurred in connection with maintaining housing near our Harvard Square office, and as a car allowance, net of income taxes resulting from such reimbursements. In 2023, the Company reimbursed Mr. Sheahan for housing and car expenses in the amount of $50,000, and for the income taxes resulting from such reimbursements in the amount of $36,207. The attributed costs of the perquisites provided to Mr. Sheahan for 2023 are included in the “All Other Compensation” column of the “Summary Compensation Table” in the Executive Compensation section of this Item 11.

Change in Control Agreements and Other Severance Arrangements

The Company has entered into double-trigger change in control letter agreements with certain key employees, including the NEOs. The change in control arrangements are designed to promote stability and continuity of senior leadership. The Compensation Committee believes that the interests of shareholders will be best served if the interests of management are aligned with them. The Compensation Committee further believes that providing change in control benefits should eliminate, or at least reduce, the reluctance of management to pursue potential change in control transactions that may be in the best interests of shareholders. Messrs. Nevatia, Sheahan, Smith and Sapienza, and Ms. Mooney currently maintain change in control agreements with the Company. Mr. Smith also has a severance benefit under the terms of his offer letter with the Bank in the event his employment is terminated without cause (as defined in Mr. Smith’s offer letter) within 12 months of his date of hire.

Transition Agreement. On December 30, 2022, Ms. Pline entered into a Transition Agreement and General Release with the Company and the Bank in connection with a leadership change within the Company’s Wealth Management division. As consideration for entering into the agreement, which includes a customary general release of claims against the Company and the Bank from Ms. Pline, Ms. Pline retired as of June 30, 2023 and transitioned her knowledge, duties and responsibilities to the Bank’s Chief Executive Officer or his designee in exchange for a lump sum cash payment equal to twelve months of her base salary, and such separation payments totaled $462,584. In connection with her separation of service, Ms. Pline resigned all officer and director positions with the Company, the Bank and the Cambridge Trust Company Foundation, as applicable.

Tax and Accounting Considerations

Taxation of “Parachute” Payments. Sections 280G and 4999 of the Internal Revenue Code provide that certain individuals who hold significant equity interests in the Company and certain executive officers and other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceed certain prescribed limits, and that we (or our successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any of the NEOs, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code, and we have not agreed, and are not otherwise obligated, to provide any executive officer with such a “gross-up” or other reimbursement.

Accounting for Stock-Based Compensation. The Company follows Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), for our stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees based on the grant date fair value of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards.

Compensation Policies and Practices

Summary
Director Stock Ownership, Executive Stock Ownership and Retention of Stock

In December 2017, the Compensation Committee approved stock ownership guidelines intended to ensure that the interests of our executives and directors are economically aligned with those of our shareholders. The requirements under that policy were determined after a review of peer and broader market ownership guideline levels. These guidelines establish target levels of ownership of our common stock within five years (either by December 31, 2023, or within five years of becoming subject to the guidelines). Guidelines are calculated based on the following multiples of compensation:

• President and Chief Executive Officer – a multiple of three times annual base salary;

• Other Executive Officers – a multiple of one times annual base salary; and

• Non-Employee Directors – three times annual equity retainer.

The Compensation Committee believes that the target multiples applicable to the President & Chief Executive Officer and our other executive officers are appropriate given the greater relative scope of responsibilities relating to long-term shareholder value creation associated with those positions.

These target levels determine whether the executive must retain additional stock acquired upon the vesting and release of restricted stock awards (“RSAs”) or restricted stock units (including RSUs and PRSUs). Specifically, unless and until the value of our common stock held by a participant equals or exceeds his or her target level at the end of a calendar year, this executive must retain:

•
At least 50% of our common stock received upon the vesting and release of RSAs or restricted stock units during the following year, after payment or withholding of any applicable exercise price and taxes; and
•
All other shares of our common stock held by the participant.

We apply the value of unvested RSAs and RSUs toward satisfying these guidelines, but do not apply the value of unvested PRSUs, as the PRSUs are “at risk” and the associated shares may or may not ultimately be delivered. Compliance with the guidelines will be measured annually as of December 31 and reviewed by the Compensation Committee. As of year-end 2023, all NEOs who have been subject to the guidelines for five years or longer have achieved the stock ownership guidelines.

Recovery of Incentive Compensation (Clawback Provisions)

Under our incentive plans or award agreements in which the NEOs participate, we may seek to recover certain performance-based incentive compensation (including incentive-based equity compensation) granted to our executives in the event we are required to restate our financial results, other than a restatement due to changes in accounting principles or applicable law.

Policy on Short Sales, Derivatives, Hedging, and Pledging of Stock

Pursuant to our Insider Trading and Confidentiality Policy (the “Policy”), no employee (including officers) or non-employee director of the Company may engage in short sales of our securities, purchases or sales of puts, calls or other derivative securities based on our securities, or purchases of financial instruments that are designed to hedge or offset any decrease in the market value of our securities. The Policy also prohibits our directors and senior executives from pledging or otherwise encumbering our equity securities as collateral for indebtedness, including holding shares in a margin or similar account that would subject our equity securities to margin calls.

Equity Grant Practices

The Company’s practice is to grant annual equity awards to eligible recipients, including our NEOs, typically during the first quarter of the year. In the event of grants related to new hires or other off-cycle awards, the grants are generally made during the mid-month of each quarter following approval of the award.

Compensation Risk Assessment

The Compensation Committee oversees a periodic risk assessment of the Company’s compensation programs to determine whether such programs are reasonably likely to have a material adverse effect on the Company. For 2023, the Compensation Committee concluded that the Company’s compensation programs were appropriately balanced to mitigate compensation-related risk with cash and stock elements, financial and non-financial goals, formal goals and discretion, and short-term and long-term rewards. The Company also has policies to mitigate compensation-related risk, including stock ownership guidelines, clawback provisions, and prohibitions on employee pledging and hedging activities, as described above. Furthermore, the Compensation Committee believes the Company’s policies on ethics and compliance along with its internal controls also mitigate against unnecessary or excessive risk-taking.

Clawback Policy

In November 2023, the Board of Directors adopted the Cambridge Bancorp Incentive Compensation Recoupment Policy (the “Clawback Policy”), effective October 2, 2023, in accordance with Rule 10D-1 of the Exchange Act and NASDAQ listing standards. The Clawback Policy applies to current and former executive officers of the Company as defined in Rule 10D-1 (“Covered Executives”), and will be administered by the Compensation Committee. In the event the Company is required to prepare an accounting restatement, it is the Company’s policy to recover excess incentive compensation received by any Covered Executive during the recoupment period. A copy of the Clawback Policy is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Compensation Committee Report

The Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures discussed above. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the 2023 fiscal year, and the Board of Directors has approved the recommendation.

Compensation Committee of the Board of Directors of Cambridge Bancorp
Jeanette Clough Pamela A. Hamlin (Chair)
Hambleton Lord Leon Palandjian Laila S. Partridge Cathleen A. Schmidt

Executive Compensation Tables

SUMMARY COMPENSATION TABLE

The following information is furnished for the principal executive officer, the principal financial officer, the former principal financial officer, the next three most highly compensated current executive officers, and one highly compensated former executive officer of the Company, for the fiscal year ended December 31, 2023. These individuals are referred to in this Annual Report on Form 10-K as “NEOs.”

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (8)	Total
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Denis K. Sheahan,	2023	$590,545	$—	$800,000	$294,232	$33,700	$105,510	$1,823,987
President & CEO	2022	$590,545	$—	$800,000	$428,334	$—	$116,480	$1,935,359
	2021	$565,495	$—	$600,000	$431,701	$250,861	$118,255	$1,966,312
Michael F. Carotenuto,	2023	$182,135	$175,000	$225,000	$—	$—	$38,460	$620,595
Former EVP, CFO (4)	2022	$338,250	$—	$225,000	$166,942	$—	$79,601	$809,793
	2021	$304,030	$—	$168,750	$155,117	$—	$28,636	$656,533
Joseph P. Sapienza, SVP, Interim CFO (5)	2023	$243,284	$30,562	$30,083	$50,574	$—	$15,804	$370,307
Kerri A. Mooney, EVP, CDO	2023	$310,000	$—	$225,000	$113,271	$—	$18,486	$666,757
Puneet Nevatia, EVP, CIO	2023	$337,716	$—	$175,000	$116,320	$—	$19,303	$648,339
Jennifer A. Pline,	2023	$231,292	$—	$—	$—	$—	$475,784	$707,076
Former EVP, WM (6)	2022	$462,584	$—	$225,000	$170,997	$—	$96,279	$954,860
	2021	$442,963	$—	$168,750	$197,563	$—	$92,286	$901,562
Jeffrey F. Smith, EVP, WM (7)	2023	$306,731	$450,000	$500,000	$—	$—	$1,058	$1,257,789

(1)
Assumptions used in the calculation of these amounts are included in Note 15 – Share-Based Compensation to the fiscal year 2023 Consolidated Financial Statements that are included as part of this Annual Report on Form 10-K. Amounts listed in column (e) are not actual dollar amounts received by our NEOs in 2023, but instead represent the aggregate grant date fair value of the stock awards granted in 2023 calculated in accordance with ASC 718. For PRSUs, the probable outcome of performance is assumed to be at the target level. The maximum value of the PRSU awards assuming performance at the highest level for Mr. Sheahan, Mr. Nevatia, and Ms. Mooney, is $880,000, $192,500, and $247,000, respectively. Mr. Carotenuto’s 2023 PRSU grants were forfeited upon his resignation as Executive Vice President, Chief Financial Officer of the Company. Mr. Sapienza, Ms. Pline, and Mr. Smith did not participate in the Company’s 2023 PRSU grants.
(2)
Amounts listed in column (g) represent the cash payments which were approved for performance under the 2023 Incentive Plan. Ms. Pline and Messrs. Carotenuto and Smith did not participate in the 2023 Incentive Plan. The 2023 Incentive Plan is described in detail above in our “Compensation Discussion and Analysis.”
(3)
Amounts listed in column (h) represent the aggregate change in the actuarial present value of the accumulated benefits under the DB SERP for Mr. Sheahan and the DB Plan for Mr. Sapienza. For Mr. Sapienza, the aggregate change in the actuarial present value of his accumulated benefits under the DB Plan decreased by $39,636, but this decrease is not reflected in column (h) pursuant to SEC rules. The DB SERP and the DB Plan are described in detail below under “Pension Benefits.”
(4)
Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer effective June 12, 2023. Mr. Carotenuto received an additional $175,000 for his assistance with the Eastern Bankshare Inc. merger announced in 2023.
(5)
Mr. Sapienza was named Interim Chief Financial Officer and received an additional $30,562 of bonus under the Company’s broad-based bonus programs for employees.
(6)
Ms. Pline retired as Executive Vice President, Head of Wealth Management effective June 30, 2023, and received severance and separation payments totaling $462,584.
(7)
Mr. Smith was hired as Executive Vice President, Head of Wealth Management effective June 5, 2023. Pursuant to his offer letter, he is eligible to receive a cash sign-on incentive bonus of $750,000 that is payable in two installments, less applicable withholdings, of which $450,000 was payable in 2023.
(8)
The following table shows the components of column (i) for 2023:

	401(k) Plan Company Contributions(1)	ESOP Company Contributions(2)	Company Contributions to DC SERP(3)	Personal Expense Reimbursements(4)	Severance and Separation Payments	Total
Denis K. Sheahan	$13,200	$6,103	$—	$86,207	$—	$105,510
Michael F. Carotenuto	$13,200	$—	$25,260	$—	$—	$38,460
Joseph P. Sapienza	$10,134	$5,670	$—	$—	$—	$15,804
Kerri A. Mooney	$12,383	$6,103	$—	$—	$—	$18,486
Puneet Nevatia	$13,200	$6,103	$—	$—	$—	$19,303
Jennifer A. Pline	$13,200	$—	$—	$—	$462,584	$475,784
Jeffrey F. Smith	$1,058	$—	$—	$—	$—	$1,058
(1)
Amounts reflect the Company’s matching contributions for 2023 to the accounts of the NEOs under the 401(k) Plan. Pursuant to the terms of the 401(k) Plan, the Company matches employee contributions up to 100% of the first 4% of each participant’s salary. The 401(k) Plan is described in detail above in the “Compensation Discussion and Analysis.”
(2)
Amounts reflect Company contributions to the accounts of the NEOs. The ESOP is described in detail above in the “Compensation Discussion and Analysis.”
(3)
The EDCP is described in detail below under “Nonqualified Deferred Compensation.” The NEOs’ total compensation in the Summary Compensation Table does not include earnings on their accounts in the EDCP, in which Mr. Carotenuto and Ms. Pline participate. The NEOs do not receive any preferential or above-market investment earnings under the EDCP. Under the terms of the EDCP, the value of the benefit provided increases or decreases based upon changes in one or more generally available investment benchmarks or strategies chosen by the respective participant.
(4)
The Company reimburses Mr. Sheahan a net benefit amount of up to $50,000 per year for expenses incurred in connection with maintaining housing near our Harvard Square office, and as a car allowance, net of income taxes resulting from such reimbursements. In 2023, the Company reimbursed Mr. Sheahan for housing and car expenses in the amount of $50,000, and for the income taxes resulting from such reimbursements in the amount of $36,207.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information on plan-based awards made to eligible NEOs in 2023.

								All Other	Grant
								Stock	Date
								Awards:	Fair
								Number	Value of
		Estimated Future			Estimated Future			of Shares	Stock and
		Payouts Under Non-Equity			Payouts Under			of Stock	Option
		Incentive Plan Awards (1)			Equity Incentives Plan Awards (2)			or Units (3)	Awards (4)
Name	Grant Date	Threshold	Target	Maximum	Threshold (#)	Target (#)	Maximum (#)	(#)	($)
(a)	(b)	(c)($)	(d)($)	(e)($)	(f)	(g)	(h)	(i)	(l)
Denis K. Sheahan	1/19/2023	$177,164	$354,327	$531,491
	4/28/2023				2,130	8,519	17,038		$440,000
	4/28/2023							6,970	$360,000
Michael F. Carotenuto	4/28/2023				599	2,396	4,792		$123,750
	4/28/2023							1,960	$101,250
Joseph P. Sapienza	1/19/2023	$30,000	$60,000	$90,000
	2/15/2023							358	$30,083
Kerri A. Mooney	1/19/2023	$62,000	$124,000	$186,000
	4/28/2023				599	2,396	4,792		$123,750
	4/28/2023							1,960	$101,250
Puneet Nevatia	1/19/2023	$69,000	$138,000	$207,000
	4/28/2023				466	1,864	3,728		$96,275
	4/28/2023							1,525	$78,725
Jennifer A. Pline (5)	1/19/2023
Jeffrey F. Smith (5)	8/15/2023							8,811	$500,024

(1)
Reflects the potential incentive award payout that the NEO would receive based on achievement at threshold, target, and maximum performance levels for the incentive awards granted under the 2023 Incentive Plan. Payouts under the 2023 Incentive Plan are based upon achievement of both Company and individual goals. Threshold payout assumes Company performance at 80% of target levels (resulting in a 50% payout on the Company performance component) and individual performance at 50%. Target payout assumes Company performance at 100% of target levels (resulting in a 100% payout on the Company performance component) and individual performance at 100%. Maximum payout assumes Company performance at 120% of target levels (resulting in a 150% payout on the Company performance component) and individual performance at 150%. Actual awards are reflected in the Summary

Compensation Table. The grant date represents the date that the terms were approved by the Compensation Committee for the 2023 awards.
(2)
Reflects the number of shares of our common stock that each NEO would receive based on achievement at threshold, target and maximum performance levels for the PRSUs granted under the 2023 Long-Term Incentive Plan. Vesting of the PRSUs is based upon the Bank’s average three-year performance relative to the bank comparator index for average operating ROA. Threshold vesting assumes Company performance at the 25th percentile of the bank comparator index (resulting in 25% of the target number of shares vesting). Target vesting assumes Company performance at the 55th percentile of the bank comparator index (resulting in 100% of the target number of shares vesting). Maximum vesting assumes Company performance at the 75th percentile of the bank comparator index (resulting in 200% of the target number of shares vesting). Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer effective June 12, 2023, and forfeited his 2023 PRSU grants.
(3)
Except for Mr. Sapienza and Mr. Smith, these awards represent the number of RSUs granted on April 28, 2023. These RSUs vest in equal installments on each of the first three anniversaries of the grant date, subject to the executive’s continued service through each vesting date. For Mr. Sapienza, these awards represent the number of RSAs granted on February 15, 2023. These RSAs vest in equal installments on each of the first five anniversaries of the grant date, subject to the executive’s continued service through each vesting date. For Mr. Smith, these awards represent the number of RSUs granted on August 15, 2023. These RSUs vest in equal installments on each of the first three anniversaries of the grant date, subject to the executive’s continued service through each vesting date. Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer effective June 12, 2023, and forfeited all of his 2023 RSU grants.
(4)
Amounts are not an actual dollar amount received by our NEOs in 2023, but instead represent the aggregate grant date fair value of the awards calculated in accordance with ASC 718. These PRSUs represent the grant date fair value assumed for performance at the 55th percentile (target).
(5)
Ms. Pline and Mr. Smith were not eligible to receive the 2023 LTI awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table set forth below contains individual equity awards that were outstanding as of December 31, 2023, for the NEOs, with market values determined by multiplying the number of shares of stock or units, as applicable, by $69.40, the per share closing price of the Company’s common stock on December 29, 2023, the last trading day of the year. No NEO had any option awards outstanding as of December 31, 2023.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
(a)	(b)		(c)	(d)		(e)
Denis K. Sheahan	6,970	(1)	$483,718
	1,513	(2)	$105,002
	652	(3)	$45,249
				13,608	(4)	$944,395
				17,038	(5)	$1,182,437
Joseph P. Sapienza	50	(6)	$3,470
	100	(7)	$6,940
	150	(8)	$10,410
	228	(9)	$15,823
	358	(10)	$24,845
Kerri A. Mooney	1,960	(1)	$136,024
	426	(2)	$29,564
	184	(3)	$12,770
				3,828	(4)	$265,663
				4,792	(5)	$332,565
Puneet Nevatia	1,525	(1)	$105,835
	331	(2)	$22,971
	102	(3)	$7,079
				2,976	(4)	$206,534
				3,728	(5)	$258,723
Jennifer A. Pline				1,914	(4)	$132,832
Jeffrey F. Smith	8,811	(11)	$611,483
Michael F. Carotenuto (12)		(12)

(1)
This restricted stock unit award was originally granted on April 28, 2023. These remaining unvested units will vest evenly on each of April 28, 2024, 2025 and 2026.
(2)
This restricted stock unit award was originally granted on February 15, 2022. These remaining unvested units will vest evenly on each of February 15, 2024 and 2025.
(3)
This restricted stock unit award was originally granted on February 15, 2021. These remaining unvested units will vest February 15, 2024.
(4)
This PRSU award will vest based upon the Company’s average three-year performance relative to the bank comparator index for operating ROA and operating diluted EPS growth for the period ending December 31, 2024. Any shares earned will vest upon Compensation Committee certification of performance achievement following completion of the performance period. Amounts reflect vesting at maximum (that is, 200% of the target number of shares subject to the PRSU award).
(5)
This PRSU award will vest based upon the Company’s average three-year performance relative to the bank comparator index for operating ROA for the period ending December 31, 2025. Any shares earned will vest upon Compensation Committee certification of performance achievement following completion of the performance period. Amounts reflect vesting at maximum (that is, 200% of the target number of shares subject to the PRSU award).
(6)
This restricted stock award was originally granted on January 17, 2019. These remaining unvested awards will vest on January 17, 2024.
(7)
This restricted stock award was originally granted on January 21, 2020. These remaining unvested awards will vest evenly on each of January 21, 2024, and 2025.
(8)
This restricted stock award was originally granted on February 15, 2021. These remaining unvested awards will vest evenly on each of February 15, 2024, 2025 and 2026.
(9)
This restricted stock award was originally granted on February 15, 2022. These remaining unvested awards will vest evenly on each of February 15, 2024, 2025, 2026 and 2027.
(10)
This restricted stock award was originally granted on February 15, 2023. These remaining unvested awards will vest evenly on each of February 15, 2024, 2025, 2026, 2027 and 2028.
(11)
This restricted stock unit award was originally granted on August 15, 2023. These remaining unvested units will vest evenly on each of August 15, 2024, 2025 and 2026.
(12)
Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer effective June 12, 2023 and forfeited his outstanding, unvested grants as of such termination.

STOCK VESTED

The following table sets forth information with respect to the aggregate number of stock awards vested during 2023 and the value realized:

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (b)	Value Realized on Vesting (c)
Denis K. Sheahan	10,777	$819,882
Michael F. Carotenuto	3,030	$230,514
Joseph P. Sapienza	256	$21,402
Kerri A. Mooney	3,030	$230,514
Puneet Nevatia	1,732	$132,148
Jennifer A. Pline	3,162	$237,683

Pension Benefits

Mr. Sheahan participates in the DB SERP, which provides for an annual benefit generally payable in equal monthly installments commencing on the first day of the month following his termination of employment on or after attaining age 65 and continuing for the greater of his lifetime or 20 years, subject to Mr. Sheahan’s execution and delivery of an effective release of claims and compliance with the non-competition covenants in the DB SERP. Mr. Sheahan’s annual benefit is an amount equal to his final average compensation (generally, an amount equal to the highest three consecutive years of his annual base salary and cash bonus) multiplied by two percent for every year from the date that he was hired to the date of his termination of employment (not to exceed 60%), less certain social security benefits. In general, should Mr. Sheahan voluntarily terminate employment prior to age 65, the benefit is reduced based on his actual years of service on his termination date.

The Company also maintains a frozen DB Plan covering substantially all employees hired before May 2, 2011. Mr. Sapienza is the only NEO in the DB Plan. In general, participants in the DB Plan who retire upon attaining the plan’s normal retirement age of 65 are entitled to a monthly payment equal to one-twelfth of the product of (a) the sum of (i) 0.90% of the participant’s “final average compensation” (generally the participant’s average annual compensation during the five consecutive plan years in the last ten plan years of his or her employment with the Company affording the participant the highest average annual compensation), plus (ii) 0.55% of the participant’s average final compensation in excess of the average Social Security wage base for the 35-year period ending in the year in which the participant attains his or her Social Security retirement age multiplied by(b) the participant’s number of years of credited service (not in excess of 35 years). Participants who have reached age 55 and completed five years of credited service are generally eligible to retire and elect to receive an early retirement benefit equal to the actuarial equivalent of the monthly benefit described above.

The following table provides details of the present value of the accumulated benefit and years of credited service for Mr. Sheahan under his DB SERP and for Mr. Sapienza under the DB Plan as of December 31, 2023. The accumulated benefit shown in the table has been calculated assuming each executive terminated employment as of December 31, 2023. The present value of the accumulated benefit was then calculated assuming the executive will start receiving his pension at age 65. The assumptions used for Mr. Sheahan’s DB SERP and for Mr. Sapienza’s DB Plan are discussed in Note 14 – Pension and Retirement Plans to the Consolidated Financial Statements. The remaining NEOs do not participate in a DB SERP or the DB Plan.

PENSION BENEFITS

The following table shows the estimated present value of the accumulated benefit under the DB Plan and DB SERP for those NEOs who participated in the DB Plan and DB SERP.

Name (a)	Plan Name (b)	Number of Years Credited Service (c)	Present Value of Accumulated Benefit (d)	Payments During Last Fiscal Year (e)
Denis K. Sheahan (1)	DB SERP	9	$1,229,839	$—
Joseph P. Sapienza (1)	DB Plan	22	$253,869	$—
(1)
Amounts listed in column (d) represent the actuarial present value of the accumulated benefits under the DB SERP for Mr. Sheahan and the DB Plan for Mr. Sapienza.

Nonqualified Deferred Compensation

Under the terms of a “DC SERP” Agreement, while employed, Ms. Pline and Mr. Carotenuto received a Company contribution to the EDCP in an amount equal to 10% of the executive’s base salary and bonus. Ms. Pline and Mr. Carotenuto have the right to direct the investment of their account balances in the EDCP (including amounts contributed by the Company) by choosing from among the available investment alternatives, and their accounts are credited with earnings or losses arising from performance of their deemed investments. Subject to the terms of the EDCP, participant account balances are distributed upon a separation from service, or upon death or disability, in a lump sum cash payment (with any deferral of PRSUS and RSUs paid in shares of Company common stock), unless they elect to receive annual installment payments.

The following table provides details regarding each eligible NEO’s participation in the Company’s various nonqualified deferred compensation plans as of December 31, 2023. Only Mr. Carotenuto and Ms. Pline participated in the Company’s non-qualified deferred compensation plans in 2023:

Nonqualified Deferred Compensation

	Plan	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End
	(b)	(c)	(d)	(e)	(f)	(g)
Name (a)		(1)	(1)	(2)		(2)
Michael F. Carotenuto	EDCP	$—	$25,260	$5,579	$—	$80,097
Jennifer A. Pline	EDCP	$85,499	$—	$52,918	$—	$425,907
	EDCP	$—	$—	$60,818	$—	$457,506

(1)
Amounts reported in columns (c) and (d) have been reported as compensation in the Summary Compensation Table.

(2)
Amounts reported in columns (e) have not been reported as compensation in the Summary Compensation Table as they do not represent preferential or above-market earnings.

Potential Payments Upon Termination or Change in Control

The following table shows the estimated benefits payable to our NEOs in the event of the NEO’s termination of employment under various scenarios or upon a change in control of the Company. The amounts shown assume a termination of employment or change in control on December 31, 2023. The market values of equity awards was determined by multiplying the applicable number of shares of stock or units by $69.40, the per share closing price of the Company’s common stock on December 29, 2023, the last trading day of the year. The amounts shown do not include payments or benefits provided under insurance or other plans that are generally available to all salaried employees. The actual amounts to be paid can only be determined at the time of the NEO’s separation from the Company or upon the occurrence of a change in control.

Potential Payments Upon Termination or Change in Control
Name and Benefit (5)	Involuntary Termination (1)	Voluntary Termination and Change in Control	Involuntary Termination and Change in Control	Disability	Death
Denis K. Sheahan
Severance Payment (6)	—	$2,959,764	$2,959,764	—	—
DB SERP Enhancement (2)	—	$1,303,608	$1,303,608	$647,495	$1,075,809
Equity Award Vesting (3)	$1,107,645	—	$2,104,208	$2,104,208	$2,104,208
Total Amount	$1,107,645	$4,263,372	$6,367,580	$2,751,703	$3,180,017
280G Cutback (4)	—	—	$(885,687)	—	—
Net Amount	$1,107,645	$4,263,372	$5,481,893	$2,751,703	$3,180,017
Joseph P. Sapienza
Severance Payment (6)	—	—	$511,137	—	—
Equity Award Vesting (3)	$16,691	—	$61,488	$61,488	$61,488
Total Amount	$16,691	$—	$572,625	$61,488	$61,488
280G Cutback (4)	—	—	—	—	—
Net Amount	$16,691	$—	$572,625	$61,488	$61,488
Kerri A. Mooney
Severance Payment (6)	—	—	$840,189	—	—
Equity Award Vesting (3)	$311,610	—	$591,913	$591,913	$591,913
Total Amount	$311,610	$—	$1,432,102	$591,913	$591,913
280G Cutback (4)	—	—	$(198,322)	—	—
Net Amount	$311,610	$—	$1,233,780	$591,913	$591,913
Puneet Nevatia
Severance Payment (6)	—	—	$937,368	—	—
Equity Award Vesting (3)	$214,525	—	$432,084	$432,084	$432,084
Total Amount	$214,525	$—	$1,369,452	$432,084	$432,084
280G Cutback (4)	—	—	—	—	—
Net Amount	$214,525	$—	$1,369,452	$432,084	$432,084
Jeffrey F. Smith
Severance Payment (6) (8)	$550,000	—	$1,100,000	—	—
Welfare Benefit Continuation (7)			$36,128
Equity Award Vesting (3)	$67,943	—	$611,483	$611,483	$611,483
Total Amount	$617,943	$—	$1,747,611	$611,483	$611,483
280G Cutback (4)	—	—	—	—	—
Net Amount	$617,943	$—	$1,747,611	$611,483	$611,483

(1)
For purposes of this table, an “involuntary termination” means a termination of the NEO by the Company without cause (as defined in the applicable agreement) or, to the extent applicable, a resignation by the NEO for good reason (as defined in the applicable agreement). The material terms of each of the applicable agreements are summarized in the narrative section below.
(2)
Amount equals the actuarial present value of the annual benefit enhancement (if any) under the terms of the DB SERP for Mr. Sheahan beyond the amount payable in connection with a separation from service after he attains normal retirement age. The actuarial present value of each amount is calculated using a discount rate of 6.15%, which is the consistent discount rate used by the Company to calculate its unfunded retirement liability and in accordance with the requirements of ASC 715. For the actuarial present value of amounts payable under Mr. Sheahan’s DB SERP upon a separation from service after attaining normal retirement age, see the “Pension Benefits” table above. The material terms and conditions of the DB SERP for Mr. Sheahan are summarized in the narrative section below.
(3)
For the “Involuntary Termination” column, amount equals the market value of a prorated portion of the NEO’s outstanding, unvested PRSU, RSU and or RSA awards, based on the number of completed months during the applicable period. The PRSUs assume target level of performance. For the “Involuntary Termination and Change in Control” column, amounts include the market value of the NEOs outstanding, unvested equity awards vesting at target level of performance. For the “Disability” and “Death” columns, amounts equal the market value of the NEO’s outstanding, unvested equity awards, with all PRSU awards vesting at target level of performance pursuant to their terms. The material terms and conditions the NEO’ equity awards are summarized in the narrative section below.
(4)
The NEOs’ change in control agreements provide for a “best net” approach that, in the event any payments or benefits provided under the change in control agreements, together with any other payments or benefits, would constitute “parachute payments” under Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, reduces the payments and benefits otherwise provided to the applicable NEO in connection with a change in control so that no portion of such payments or benefits would be subject to the excise tax if such reduction would result in the applicable NEO receiving a greater amount of payments and benefits on an after-tax basis. The 280G Cutback amounts are estimates based on compensation and benefit levels as of December 31, 2023 and are based on assumptions that may or may not actually occur or be accurate.
(5)
The change in control agreements with Mr. Carotenuto and Ms. Pline expired upon their separation from service with the Company and the Bank. Ms. Pline retired as Executive Vice President, Head of Wealth Management effective June 30, 2023, and received severance and separation payments totaling $462,584.
(6)
Amounts represent the cash severance payable pursuant to Messrs. Sheahan’s, Sapienza’s, Nevatia’s, and Smith’s and Ms. Mooney’s change in control agreements, which is equal to 300% for Mr. Sheahan and 200% for Messrs. Sapienza, Nevatia, and Smith and Ms. Mooney of each of their average highest three consecutive calendar years of annual base salary and cash bonus through their date of termination. The cash severance payment is a “double trigger” payment and is payable in lump sum if, within 12 or 24 months (as specified below) following a change in control, the NEO experiences a termination without “cause” or resigns for “good reason” (as such terms are defined in their change in control agreements).
(7)
Amount represents benefit continuation for two years of health and dental insurance coverage.
(8)
Pursuant to Mr. Smith’s offer letter with the Bank, in the event Mr. Smith’s employment is terminated without cause (as defined in his offer letter) within 12 months of his date of hire, he will receive a cash payment equal to his base salary.

Equity Awards. Our NEOs can hold up to three types of unvested equity awards — RSAs, PRSUs, and RSUs. In the event the NEOs experience a covered termination of employment or there is a change in control of the Company, the unvested equity awards would be vested, as described below.

For the PRSUs granted to our NEOs, upon a termination of employment by the Company other than for cause (as defined in the applicable award agreement) or upon a NEO’s retirement (as defined in the applicable award agreement), the target number of units would be prorated based on the number of completed months in the applicable performance period and the NEOs would remain eligible to earn this prorated award based on the Company’s actual performance through the end of the applicable performance period. For the RSUs granted, upon termination of employment other than for cause or upon retirement, the number of units would be prorated based on the number of completed months of service. For the RSAs granted, upon termination of employment other than for cause (as defined in the applicable award agreement) or as a result of the NEO’s retirement (as defined in the applicable award agreement), then restrictions will lapse as to a prorated number of RSAs based on the number of completed months of service. Upon a termination of employment due to death or disability, all of our NEOs would be entitled to (a) full vesting of their unvested RSUs and RSAs, and (b) vesting at target level for their unvested PRSUs.

Upon the occurrence of a change in control, if the NEO’s employment is terminated other than for cause (as defined in the applicable award agreement) within 12 months after such change in control and prior to the last day of the vesting period for RSUs and RSAs or the performance period for PRSUs, the NEO’s equity awards will vest. RSUs and RSAs will vest in the number of units subject to the applicable award while PRSUs will vest in the greater of (i) the target number of units subject to the award and (ii) the number of units determined by the Compensation Committee based on actual performance through the date of termination. The maximum number of PRSUs that may vest equals 200% of the target number of units provided for in the applicable award agreement.

Change in Control Agreements. The Company currently maintains double-trigger change in control agreements with Mr. Sapienza, Ms. Mooney, Mr. Nevatia, and Mr. Smith. Mr. Sheahan’s SERP agreement contains legacy modified single-trigger payment for cash severance and SERP benefit enhancement which he can voluntarily terminate during the period beginning six months and ending twelve months following change in control. This provision is referenced in the good reason definition of his change in control agreement. The change in control agreements with Mr. Carotenuto and Ms. Pline expired upon their separation from service with the Company and the

Bank. Except as otherwise noted below, the change in control agreements contain substantially the same terms and conditions. In the event of a change in control (as defined below) and a qualifying termination of employment (as described below), each of these NEOs would be eligible for: (1) a severance payment equal to a multiple of his or her average compensation over a period of years (generally the highest three consecutive years of annual base salary and bonus), as determined at the time of termination and (2) welfare benefit continuation (at the NEO’s cost, except in the case of Mr. Smith as specified below) for a specified period following the NEO’s termination date (or, if shorter, until comparable benefits are received from another source), in each case as set forth in the applicable agreement. The severance multiples and welfare benefit continuation period for each NEO are set forth in the following table:

	Severance Multiple	Welfare Benefit Continuation Period
Sheahan	3x	36 Months
Sapienza, Mooney, and Nevatia	2x	12 Months
Smith	2x	24 Months (1)

(1)
Mr. Smith is entitled to up to 24 months payment of employer contributions for health and dental plans pursuant to the terms of his change in control agreement.

Payments under the change in control agreements would be triggered in the event of a change in control of the Company or the Bank where, within 12 months (24 months in Mr. Smith’s change in control agreement) after the change in control (1) the Company or the Bank terminates the NEO for reasons other than due to death or for “cause” or “disability” (each, as defined in the change in control agreements) or (2) the NEO resigns for “good reason” (as defined in the change in control agreements but generally including a material reduction in the nature or scope of the NEO’s responsibilities, authorities or duties, a material reduction in the NEO’s base salary or a relocation of the NEO’s principal place of business of more than 40 miles from the current principal executive office). Benefits may also be payable in the event of a potential change in control where (1) the Company or the Bank terminates the NEO for reasons other than due to death or for cause or disability, or (2) the NEO resigns for good reason, in either case, within the period ending upon the earlier of: 12 months (24 months in Mr. Smith’s change in control agreement) from the occurrence of the potential change in control, death, disability or retirement (each, as defined in the change in control agreements), the change in control, or a determination by the Board that a potential change in control no longer exists.

In the event any payments or benefits provided under the change in control agreements, together with any other payments or benefits, would constitute “parachute payments” under Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the change in control agreements provide for a “best net” approach that reduces the payments and benefits otherwise provided to the applicable NEO in connection with a change in control so that no portion of such payments or benefits would be subject to the excise tax if such reduction would result in the applicable NEO receiving a greater amount of payments and benefits on an after-tax basis.

A “change in control” (as defined in the change in control agreements) includes a change that would be required to be reported by the Company or the Bank under the Exchange Act and an acquisition of control as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Control Act of 1978, as amended. A “potential change in control” (as defined in Mr. Sheahan’s change in control agreement) would exist if the Company and/or the Bank enter into an agreement to consummate a transaction involving a change in control, any person (including the Company) publicly announces an intention to take or consider taking actions that would constitute a change in control, any person acquires a 20% or more of the voting power of the Company or the Board of the Company or the Bank adopt a resolution to the effect that a potential change in control has occurred.

The change in control agreements include a 12-month noncompetition covenant and, in certain circumstances, provide an opportunity for the Company and the Bank to remedy a good-reason-triggering event. The change in control agreements also provide for a six-month delay in payments to a “specified employee” within the meaning of Section 409A of the Internal Revenue Code, if required.

Mr. Sheahan’s DB SERP. Under the terms of Mr. Sheahan’s DB SERP, if Mr. Sheahan (a) becomes entitled to benefits under his change in control agreement or (b) experiences a termination of employment due to his death, the annual benefit under his DB SERP will be calculated and paid as described above under “Pension Benefits,” except that he will be deemed to have been employed for an additional three plan years (up to a maximum of 30 plan years) and the installment payments from the Company will begin the month following his termination of employment, regardless of his age, and continue for his lifetime (or, in the case of his death, for 20 years). In addition, if Mr. Sheahan becomes entitled to benefits under his change in control agreement, the non-competition covenant of his DB SERP will terminate. If Mr. Sheahan experiences termination of employment due to his “disability” (as defined in his DB SERP) prior to his attainment of normal retirement age, the annual benefit under his DB SERP will be calculated and paid as described above under “Pension Benefits,” except that the installment payments from the Company will begin the month following his termination of employment due to disability.

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of, our Chief Executive Officer (our “CEO”):

For 2023, our last completed fiscal year:

(1)
the annual total compensation of the median employee of our Company (other than our CEO) was $106,376; and
(2)
the annual total compensation of our CEO, as reported in the Summary Compensation Table in this Item 11, was $1,823,987.

Based on this information, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 17:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K.

For purposes of determining the total compensation actually paid, we included: the amount of base salary paid during the year and the amount of any cash incentives paid during the year (which includes annual cash incentives that are generally paid in February for performance during the prior fiscal year). We did not include any adjustments for the value of benefits provided or the annualization of pay for any employees who were employed by us for only part of the year.

We identified our median employee based on the total compensation actually paid for fiscal year 2023 to all 407 members of our workforce (including full-time, part-time and temporary employees), other than our CEO, who were employed on December 31, 2023. Upon identifying the median employee, we calculated our median employee’s annual total compensation for fiscal year 2023 according to the SEC’s instructions for preparing the Summary Compensation Table. We then calculated our CEO’s annual total compensation according to the SEC’s instructions for preparing the Summary Compensation Table and calculated the ratio between the two numbers.

The disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, this disclosure may not be comparable to the pay ratio reported by other companies.

Director Compensation

Non-employee directors of the Company and Cambridge Trust receive both cash and equity compensation as described below. Board compensation is reviewed by comparison to peer institutions using publicly available information. Director compensation is designed to attract and retain persons who are well qualified to serve as directors of the Company and Cambridge Trust.

Directors are paid an annual retainer in the amount of $40,000 as a fully vested common stock award to align their interests with those of the shareholders. In 2023, such awards totaled 813 shares of common stock for each independent director. Directors also receive a $20,000 annual cash retainer.

Non-employee directors of the Company and Cambridge Trust also receive cash compensation in the form of fees for attending Board and committee meetings. Directors receive additional compensation for service as Chair of a Committee.

Annual fees for non-employee directors as Lead Director and Committee Chairs of the Company and of Cambridge Trust during 2023 are paid in cash and were as follows:

Position	Annual Fee
Lead Director	$15,000
Chairperson Audit Committee	$8,250
Chairperson Compensation Committee	$8,250
Chairperson Governance Committee	$8,250
Chairperson Risk Committee	$8,250
Chairperson Trust Committee	$8,250

Board meeting fees for the Company during 2023 were $1,000 per meeting. Committee meeting fees for the Company during 2023 were $700 per meeting. The Committee for which directors receive meeting fees other than the Audit, Governance, Risk and Compensation Committees, is the Trust Committee. Board meeting fees for Cambridge Trust Company of New Hampshire, a subsidiary of Cambridge Trust Company, were $700 per meeting during 2023.

Annual fees paid to directors are based on a year of service that begins at the annual meeting of the Company’s shareholders and runs through the date of the next annual meeting.

No annual retainer or meeting fees are paid to any director who is an employee of the Company or Cambridge Trust.

The following table summarizes the compensation paid to the Company’s directors for the fiscal year ended December 31, 2023, other than Denis K. Sheahan, whose compensation is fully reflected in the Summary Compensation Table above.

2023 DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid In Cash (b)(1)	Stock Awards (c)(2)	All Other Compensation (d)(3)	Total (e)
Jeanette G. Clough	$40,700	$40,000	$1,089	$81,789
Christine Fuchs	$39,900	$40,000	$1,089	$80,989
Simon R. Gerlin	$46,150	$40,000	$1,089	$87,239
Pamela A. Hamlin	$49,950	$40,000	$1,089	$91,039
Kathryn M. Hinderhofer	$47,450	$40,000	$1,089	$88,539
Hambleton Lord	$60,500	$40,000	$1,089	$101,589
Thalia M. Meehan	$38,900	$40,000	$1,089	$79,989
Daniel R. Morrison	$39,900	$40,000	$3,889	$83,789
Leon A. Palandjian	$49,550	$40,000	$1,089	$90,639
Laila S. Partridge	$42,000	$40,000	$1,089	$83,089
Jody A. Rose	$38,200	$40,000	$1,089	$79,289
Cathleen A. Schmidt	$50,950	$40,000	$3,889	$94,839
R. Gregg Stone	$42,400	$40,000	$1,089	$83,489
Jane C. Walsh	$41,300	$40,000	$1,089	$82,389
Andargachew S. Zelleke	$38,900	$40,000	$1,089	$79,989

(1)
This column reflects the total fees earned or paid in cash to directors.
(2)
The amount in this column represents the director’s annual retainer paid in the form of a fully vested common stock.
(3)
This amount represents the dividends paid on the fully vested common stock granted to non-employee directors in 2023. For Ms. Schmidt and Mr. Morrison, this amount also includes meeting fees totaling $2,800 paid for attending board meetings of one of the Company’s subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under SEC rules, beneficial ownership includes any shares of common stock for which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The following tables set forth certain information as to the number and percentage of shares of common stock beneficially owned as of March 8, 2024, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers as a group. As of March 8, 2024, there were 7,846,510 shares of common stock outstanding.

Principal Shareholders

The following table contains common stock ownership information for persons known to us to beneficially own more than 5% of the Company’s common stock as of March 8,2024.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Shares Outstanding
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	633,933	8.1%

The Vanguard Group, Inc. PO Box 2600 - V26 Valley Forge, PA 19482-2600	410,645	5.2%
(1)
Beneficial ownership is as of 12/31/2023, the latest available data according to the respective 13F on record.

Security Ownership of Officers and Directors

Name	Number of Shares Owned (1)(2)	Percent of Common Stock Outstanding
Directors:
Jeanette G. Clough	7,039	**
Christine Fuchs	3,738	**
Simon R. Gerlin	5,451	**
Pamela A. Hamlin	2,738	**
Kathryn M. Hinderhofer	6,271	**
Hambleton Lord	7,083	**
Thalia M. Meehan	2,786	**
Daniel R. Morrison	41,841	**
Leon A. Palandjian	17,455	**
Laila S. Partridge	2,738	**
Jody A. Rose	2,786	**
Cathleen A. Schmidt	4,868	**
Denis K. Sheahan	51,848	**
R. Gregg Stone	14,377	**
Jane C. Walsh	133,679	1.7%
Andargachew S. Zelleke	1,118	**
Named Executive Officers other than Directors:
Michael F. Carotenuto (3)	—	**
Jennifer A. Pline (4)	12,634	**
Kerri A. Mooney	5,089	**
Puneet Nevatia	6,200	**
Joseph P. Sapienza	7,069	**
Jeffrey F. Smith	—	**

Directors and executive officers as a group (25 individuals)	341,939	4.4%

** Represents less than 1% of the Company’s outstanding shares.

(1)
Unless otherwise indicated, all shares are beneficially owned by the respective individuals. There are no outstanding options exercisable within 60 days of March 8, 2024.
(2)
This amount reflects shares allocated to participant accounts within the ESOP. The shares allocated to participant accounts within the ESOP as of December 31, 2023 are as follows: 675 for Mr. Sheahan, 469 for Ms. Mooney, 357 for Mr. Nevatia, 3,381 for Mr. Sapienza, and 416 for Ms. Pline.
(3)
Mr. Carotenuto resigned as Executive Vice President, Chief Financial Officer effective June 12, 2023.
(4)
Ms. Pline retired as Executive Vice President, Head of Wealth Management effective June 30, 2023.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the aggregate information of the Company’s equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c)(3)
Equity compensation plans approved by shareholders	137,853	$—	148,339
Equity compensation plans not approved by shareholders	—	—	—
Total	137,853	$—	148,339
(1)
Represents the number of underlying shares of common stock associated with outstanding restricted stock unit awards under the 2017 Equity and Cash Incentive Plan, including shares that may be issued pursuant to outstanding PRSUs, assuming the target award will be earned.
(2)
There are no options outstanding.
(3)
Consists of 148,339 shares of common stock available for issuance under the 2017 Equity and Cash Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transactions Policy and Procedures

Pursuant to regulatory requirements and other applicable law, the Boards of the Company and/or Cambridge Trust must approve certain extensions of credit, contracts, and other transactions between the Company and/or Cambridge Trust and any director or executive officer or their immediate family members and affiliates. The Company requires that any transaction between the Company and/or Cambridge Trust and any director or executive officer, or any of their immediate family members or affiliates, must be made on terms comparable to those that would apply to a similar transaction with an unrelated, similarly situated third-party and must be approved in advance. The Governance Committee is responsible for oversight and implementation of the procedures for review of related party transactions, which are most commonly applied to extensions of credit by Cambridge Trust. The Company’s policy and procedures with respect to related person transactions are set forth in the Governance Committee’s charter and the Company’s Code of Ethics.

Transactions with Certain Related Persons

The Company did not engage in any related person transactions during 2023 within the meaning of applicable SEC rules, including any transaction or series of transactions in which: (i) the Company was, is or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest. Certain directors and officers of the Company and Bank and members of their immediate family are at present, as in the past, customers of the Bank and have transactions with the Bank in the ordinary course of business. In addition, certain of the directors are at present, as in the past, also directors, officers or shareholders of corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions with directors and officers of the Company and the Bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons, did not involve more than the normal risk of collectability or present other features unfavorable to the Bank, were performing according to their original terms at December 31, 2023, and were made in compliance with banking regulations. The directors annually approve amounts to be paid to related parties for services rendered. The Company reviews related party transactions periodically.

Board of Directors Independence

Rule 5605 of the NASDAQ Market Place Rules (the “NASDAQ Listing Rules”) requires that independent directors compose a majority of a listed company’s board of directors. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 5605(a)(2) of the NASDAQ Listing Rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or

(ii) be an affiliated person of the listed company or any of its subsidiaries. In addition to satisfying general independence requirements under the NASDAQ Listing Rules, members of a compensation committee must also satisfy independence requirements set forth in Rule 10C-1 under the Exchange Act and NASDAQ Listing Rule 5605(d)(2). Pursuant to Rule 10C-1 under the Exchange Act and NASDAQ Listing Rule 5605(d)(2), in affirmatively determining the independence of a member of a compensation committee of a listed company, the board of directors must consider all factors specifically relevant to determining whether that member has a relationship with the company which is material to that member’s ability to be independent from management in connection with the duties of a compensation committee member, including: (a) the source of compensation of such member, including any consulting, advisory or other compensatory fee paid by the company to such member; and (b) whether such member is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

The Board consults with outside legal counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ Listing Rules, as in effect from time to time.

Consistent with these considerations, the Board has affirmatively determined that all of its continuing directors, as well as Board Nominees, satisfy general independence requirements under the NASDAQ Listing Rules, other than Messrs. Morrison, and Sheahan. In making this determination, the Board found that none of the directors, other than Messrs. Morrison, and Sheahan, had a material or other disqualifying relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each director, other than Messrs. Morrison, and Sheahan, is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board determined that Mr. Morrison who served as Chief Executive Officer of Cambridge Trust New Hampshire until December 31, 2021 and, Mr. Sheahan, President & Chief Executive Officer, are not independent directors by virtue of their current and prior employment with us. The Board also determined that each member of the Audit, Compensation and Governance Committees satisfies the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Wolf & Company, P.C. (“Wolf & Company”), Boston, Massachusetts (PCAOB ID No.: 392).

The following table shows the fees paid or accrued by the Company for professional services provided by Wolf & Company during the fiscal years ended December 31, 2023 and December 31, 2022:

	2023	2022
Audit Fees	$360,000	$365,000
Audit Related Services (1)	54,200	36,680
Tax Fees (2)	57,500	42,000
All Other Fees (3)	183,788	219,792
Total	$655,488	$663,472

(1)
For 2023, Audit Related Services paid to Wolf & Company relate to the Company’s pending merger with Eastern Bankshares, Inc. For 2022, Audit Related Services paid to Wolf & Company relate to the Company’s acquisition of Northmark Bank, which was completed in October 2022.
(2)
Tax Fees are comprised of tax preparation services.
(3)
All Other Fees as listed above relate to consulting and board compliance training fees paid to Wolf & Company.

Audit Committee Pre-Approval Requirements

The Audit Committee typically provides specific prior approval for each engagement of the independent auditor to perform services, but it may from time to time pre-approve certain types of services up to a specified limit. The Audit Committee has considered the nature of the tax and other non-audit services provided by Wolf & Company, including discussing them with Wolf & Company and management, and has determined that they are compatible with Wolf & Company’s independence. The Audit Committee pre-approved 100% of the services performed by the independent registered public accounting firm pursuant to the powers delegated to the Audit Committee.

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

2.1

Agreement and Plan of Merger, dated May 23, 2022, by and among Cambridge Bancorp, Cambridge Trust Company and Northmark Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on May 23, 2022)

2.2

Agreement and Plan of Merger, dated as of September 19, 2023, by and among Eastern Bankshares, Inc., Eastern Bank, Citadel MS 2023, Inc., Cambridge Bancorp, and Cambridge Trust Company (incorporated by reference to Exhibit 2.1 of the Form 8-K filed with the SEC on September 19, 2023)

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

10.8**	Transition Agreement and General Release with Thomas J. Fontaine, dated December 9, 2022 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the SEC on March 16, 2023)

10.9**	Transition Agreement and General Release with Jennifer A. Pline, dated December 30, 2022 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed with the SEC on March 16, 2023)

10.10**	Change in Control Agreement with Joseph Sapienza, dated September 18, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 19, 2023)

10.11#	Change in Control Agreement with Jeffrey F. Smith, dated July 17, 2023.
10.12#	Offer letter to Jeffrey F. Smith, dated May 17, 2023.

10.13#	Change in Control Agreement with Kerri Mooney, dated August 6, 2019.

10.14#	Change in Control Agreement with Puneet Nevatia, dated August 6, 2019.

10.15**	Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.15 of the Form 10-K filed with the SEC on March 16, 2023)

10.16**	Nonqualified Deferred Compensation Plan Basic Plan Document (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the SEC on March 16, 2023)

21#	Subsidiaries of the Registrant

23.1#	Consent of Wolf & Company P.C. dated March 12, 2024

31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	Cambridge Bancorp Incentive Compensation Recoupment Policy, effective October 2023.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive data File because XBRL tags are embedded within the Inline XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

# Filed herewith.

* Furnished herewith

** Management Compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

March 12, 2024	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer

March 12, 2024
	By:	/s/ Joseph P. Sapienza
Joseph P. Sapienza
Senior Vice President, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Denis K. Sheahan	Chairman, President & Chief Executive Officer	March 12, 2024
Denis K. Sheahan	(Principal Executive Officer)

/s/ Joseph P. Sapienza	Senior Vice President, Interim Chief Financial Officer	March 12, 2024
Joseph P. Sapienza	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeanette G. Clough	Director	March 12, 2024
Jeanette G. Clough

/s/ Christine Fuchs	Director	March 12, 2024
Christine Fuchs

/s/ Simon R. Gerlin	Director	March 12, 2024
Simon R. Gerlin

/s/ Pamela A. Hamlin	Director	March 12, 2024
Pamela A. Hamlin

/s/ Kathryn M. Hinderhofer	Director	March 12, 2024
Kathryn M. Hinderhofer

/s/ Hambleton Lord	Director	March 12, 2024
Hambleton Lord

/s/ Thalia M. Meehan	Director	March 12, 2024
Thalia M. Meehan

/s/ Daniel R. Morrison	Director	March 12, 2024
Daniel R. Morrison

/s/ Leon A. Palandjian	Director	March 12, 2024
Leon A. Palandjian

/s/ Laila S. Partridge	Director	March 12, 2024
Laila S. Partridge

/s/ Jody A. Rose	Director	March 12, 2024
Jody A. Rose

/s/ Cathleen A. Schmidt	Director	March 12, 2024
Cathleen A. Schmidt

/s/ R. Gregg Stone	Director	March 12, 2024
R. Gregg Stone

/s/ Jane C. Walsh	Director	March 12, 2024
Jane C. Walsh

/s/ Andargachew S. Zelleke	Director	March 12, 2024
Andargachew S. Zelleke