Form 10-Q
period 2024-03-31
CAMBRIDGE BANCORP
filed 2024-05-09
CIK 711772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024 the registrant had 7,847,656 shares of common stock, $1.00 par value per share, outstanding.

Table of Contents

CAMBRIDGE BANCORP AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(dollars in thousands, except share information)
Assets
Cash and cash equivalents	$29,705	$33,004
Investment securities
Available for sale, at fair value (amortized cost $159,483 and $163,376, respectively)	133,222	137,838
Held to maturity, at amortized cost (fair value $777,383 and $805,428, respectively)	940,618	959,332
Total investment securities	1,073,840	1,097,170

Loans
Residential mortgage	1,611,271	1,626,264
Commercial mortgage	1,922,278	1,931,473
Home equity	90,647	95,649
Commercial and industrial	348,549	343,711
Consumer	22,004	24,447
Total loans	3,994,749	4,021,544
Less: allowance for credit losses on loans	(39,347)	(38,944)
Net loans	3,955,402	3,982,600
Federal Home Loan Bank of Boston Stock, at cost	24,291	19,056
Bank owned life insurance	35,471	35,265
Banking premises and equipment, net	20,858	21,753
Right-of-use asset operating leases	21,694	23,233
Deferred income taxes, net	14,359	15,299
Accrued interest receivable	15,226	15,765
Goodwill	64,539	64,539
Merger-related intangibles, net	6,327	6,550
Other assets	112,128	103,432
Total assets	$5,373,840	$5,417,666
Liabilities
Deposits
Demand- Non Interest bearing	$965,090	$1,032,413
Interest-bearing checking	1,202,713	1,132,518
Money market	934,958	983,480
Savings	507,640	498,386
Certificates of deposit	574,981	674,381
Total deposits	4,185,382	4,321,178
Borrowings	546,405	452,155
Operating lease liabilities	23,914	25,165
Other liabilities	82,543	84,595
Total liabilities	4,838,244	4,883,093
Shareholders’ Equity
Common stock, par value $1.00; Authorized: 10,000,000 shares; Outstanding: 7,845,598 shares and 7,845,452 shares, respectively	7,846	7,845
Additional paid-in capital	294,294	293,950
Retained earnings	252,124	250,492
Accumulated other comprehensive loss	(18,668)	(17,714)
Total shareholders’ equity	535,596	534,573
Total liabilities and shareholders’ equity	$5,373,840	$5,417,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands, except share data)
Interest and dividend income
Interest on taxable loans	$50,123	$45,333
Interest on tax-exempt loans	399	376
Interest on taxable investment securities	4,661	5,050
Interest on tax-exempt investment securities	511	585
Dividends on FHLB of Boston stock	419	72
Interest on overnight investments	100	326
Total interest and dividend income	56,213	51,742
Interest expense
Interest on deposits	23,330	15,944
Interest on borrowed funds	5,851	1,550
Total interest expense	29,181	17,494
Net interest and dividend income	27,032	34,248
Provision for credit losses	125	60
Net interest and dividend income after provision for credit losses	26,907	34,188
Noninterest income
Wealth management revenue	8,715	7,937
Deposit account fees	811	869
ATM/Debit card income	360	511
Bank owned life insurance income	203	187
Gain on loans sold, net	15	13
Loan related derivative income	18	234
Other income	484	964
Total noninterest income	10,606	10,715
Noninterest expense
Salaries and employee benefits	17,322	18,488
Occupancy and equipment	3,577	3,747
Data processing	2,824	2,641
Professional services	825	1,123
Marketing	229	426
FDIC insurance	795	379
Non-operating expenses	1,407	424
Other expenses	1,280	1,100
Total noninterest expense	28,259	28,328
Income before income taxes	9,254	16,575
Income tax expense	2,366	4,159
Net income	$6,888	$12,416
Share data:
Weighted average shares outstanding, basic	7,835,273	7,792,474
Weighted average shares outstanding, diluted	7,865,193	7,826,162
Basic earnings per share	$0.88	$1.59
Diluted earnings per share	$0.87	$1.58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Net income	$6,888	$12,416
Other comprehensive income (loss), net of tax:
Available for sale securities
Unrealized holding gains (losses)	(530)	1,942
Interest rate swaps designated as cash flow hedges
Unrealized holding gains (losses)	(494)	57
Less: reclassification adjustment for gains (losses) realized in net income	70	104
Total unrealized losses on interest rate swaps	(424)	161
Other comprehensive income (loss)	(954)	2,103
Comprehensive income	$5,934	$14,519

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2022	$7,796	$293,186	$237,369	$(20,799)	$517,552
Net income	—	—	12,416	—	12,416
Other comprehensive income (loss)	—	—	—	2,103	2,103
Share based compensation and other share-based activity	38	(936)	—	—	(898)
Dividends declared ($0.67 per share)	—	—	(5,224)	—	(5,224)
Balance at March 31, 2023	$7,834	$292,250	$244,561	$(18,696)	$525,949

Balance at December 31, 2023	$7,845	$293,950	$250,492	$(17,714)	$534,573
Net income	—	—	6,888	—	6,888
Other comprehensive income (loss)	—	—	—	(954)	(954)
Share based compensation and other share-based activity	1	344	—	—	345
Dividends declared ($0.67 per share)	—	—	(5,256)	—	(5,256)
Balance at March 31, 2024	$7,846	$294,294	$252,124	$(18,668)	$535,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBRIDGE BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,888	$12,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	125	60
Amortization (accretion) of deferred charges and fees, net	558	667
Depreciation (accretion), and amortization, net	629	238
Bank owned life insurance income	(203)	(187)
Share-based compensation and other share-based activity	345	(898)
Change in accrued interest receivable	539	(11)
Deferred income tax expense	1,296	2,659
Change in other assets, net	(9,052)	5,440
Change in other liabilities, net	356	(15,830)
Net cash provided by operating activities	1,481	4,554
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans	(124,405)	(144,601)
Proceeds from principal payments of loans	149,477	189,792
Proceeds from calls/maturities of securities available for sale	3,841	3,779
Proceeds from calls/maturities of securities held to maturity	18,476	20,856
(Purchase) redemption of FHLB of Boston stock	(5,235)	(5,908)
Purchase of banking premises and equipment	(65)	(337)
Net cash provided by investing activities	42,089	63,581
CASH FLOWS FROM FINANCING ACTIVITIES
Change in demand, interest-bearing, money market and savings accounts	(36,396)	(324,099)
Change in certificates of deposit	(99,467)	165,450
Change in borrowings	94,250	135,785
Cash dividends paid on common stock	(5,256)	(5,224)
Net cash used in by financing activities	(46,869)	(28,088)
Net change in cash and cash equivalents	(3,299)	40,047
Cash and cash equivalents at beginning of period	33,004	30,719
Cash and cash equivalents at end of period	$29,705	$70,766
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,623	$16,935
Income taxes	1,276	2,430

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

The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Company’s financial position, as of March 31, 2024 and December 31, 2023. and the results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Interim results are not necessarily reflective of the results of the entire year.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024.

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

3. Subsequent Events

Management has reviewed events occurring through May 9, 2024, the date the unaudited consolidated financial statements were available to be issued and determined that no other subsequent events occurred requiring adjustment to or disclosure in these unaudited consolidated financial statements.

4. Recently Issued Accounting Guidance

Accounting Pronouncements Yet to be Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are to enhance the transparency and decision usefulness of income tax disclosures. The ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold. and also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.

5. Cash and cash equivalents

At March 31, 2024 and December 31, 2023, cash and cash equivalents totaled $29.7 million and $33.0 million, respectively. There were no amounts required to be maintained at the Federal Reserve Bank of Boston at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company pledged $500,000 to the New Hampshire Banking Department relating to Cambridge Trust Company of New Hampshire, Inc.’s operations in that state. The Company did not have any cash pledged as collateral to derivative counterparties at March 31, 2024, or December 31, 2023. See Note 16 - Derivative and Hedging Activities for a discussion of the Company’s derivative and hedging activities.

6. Investment Securities

Investment securities have been classified in the unaudited consolidated balance sheets according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$22,999	$—	$(2,638)	$20,361	$22,998	$—	$(2,536)	$20,462
Mortgage-backed securities	136,484	1	(23,624)	112,861	140,378	4	(23,006)	117,376
Total available for sale securities	$159,483	$1	$(26,262)	$133,222	$163,376	$4	$(25,542)	$137,838

Held to maturity securities
U.S. Treasury Notes	$3,053	$—	$(19)	$3,034	$3,039	$—	$(13)	$3,026
Mortgage-backed securities	854,043	26	(154,698)	699,371	871,426	17	(146,397)	725,046
Corporate debt securities	250	—	—	250	250	—	(2)	248
Municipal securities	83,272	5	(8,549)	74,728	84,617	24	(7,533)	77,108
Total held to maturity securities	$940,618	$31	$(163,266)	$777,383	$959,332	$41	$(153,945)	$805,428
Total	$1,100,101	$32	$(189,528)	$910,605	$1,122,708	$45	$(179,487)	$943,266

All of the Company’s mortgage-backed securities have been issued by, or are collateralized by securities issued by, the Government National Mortgage Association (“Ginnie Mae” or “GNMA”), the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), or the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”).

The following tables show the Company’s investment securities with gross unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2024 or at December 31, 2023, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$20,361	$(2,638)	$20,361	$(2,638)
Mortgage-backed securities	68,223	(4)	109,183	(23,620)	177,406	(23,624)
Total available for sale securities	$68,223	$(4)	$129,544	$(26,258)	$197,767	$(26,262)

Held to maturity securities
U.S. Treasury Notes	$956	$(11)	$2,078	$(8)	$3,034	$(19)
Mortgage-backed securities	—	—	696,365	(154,698)	696,365	(154,698)
Municipal securities	20,373	(209)	51,568	(8,340)	71,941	(8,549)
Total held to maturity securities	$21,329	$(220)	$750,011	$(163,046)	$771,340	$(163,266)
Total	$89,552	$(224)	$879,555	$(189,304)	$969,107	$(189,528)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$20,462	$(2,536)	$20,462	$(2,536)
Mortgage-backed securities	79	(1)	113,478	(23,005)	113,557	(23,006)
Total available for sale securities	$79	$(1)	$133,940	$(25,541)	$134,019	$(25,542)

Held to maturity securities
U.S. Treasury Notes	$961	$(2)	$2,065	$(11)	$3,026	$(13)
Mortgage-backed securities	—	—	723,042	(146,397)	723,042	(146,397)
Corporate debt securities	—	—	248	(2)	248	(2)
Municipal securities	17,401	(79)	44,548	(7,454)	61,949	(7,533)
Total held to maturity securities	$18,362	$(81)	$769,903	$(153,864)	$788,265	$(153,945)
Total	$18,441	$(82)	$903,843	$(179,405)	$922,284	$(179,487)

As of March 31, 2024, 441 debt securities had gross unrealized losses, with an aggregate depreciation of 17.3% from the Company’s amortized cost basis. The largest unrealized dollar loss of any single security was $2.1 million, or 24.2% of its amortized cost. The largest unrealized loss percentage of any single security was 38.7% of its amortized cost, or $901,000.

The Company believes that the nature and duration of unrealized losses on its debt security positions are primarily a function of interest rate movements and changes in investment spreads and does not consider full repayment of principal on the reported debt obligations to be at risk. Since nearly all of these securities are rated “investment grade” and (a) the Company does not intend to sell these securities before recovery and (b) it is more likely than not that the Company will not be required to sell these securities before recovery, the Company does not expect to suffer a credit loss as of March 31, 2024.

The Company had no pledged securities as collateral for repurchase agreements at March 31, 2024 and at December 31, 2023.

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

The accrued interest receivable on held to maturity securities totaled $1.9 million and $2.0 million as of March 31, 2024 and December 31, 2023 and is included within accrued interest receivable on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest receivable on held to maturity securities during either the three months ended March 31, 2024 or March 31, 2023. No securities held by the Company were delinquent on contractual payments as of either March 31, 2024 or December 31, 2023, nor were any securities placed on non-accrual status during the periods ended March 31, 2024 and December 31, 2023.

	March 31, 2024
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for sale securities
U.S. Government Sponsored Enterprise obligations	$—	$—	$9,999	$9,403	$5,000	$4,442	$8,000	$6,516	$22,999	$20,361
Mortgage-backed securities	344	332	10,461	9,884	36,824	30,984	88,855	71,661	136,484	112,861
Total available for sale securities	$344	$332	$20,460	$19,287	$41,824	$35,426	$96,855	$78,177	$159,483	$133,222

Held to maturity securities
U.S. Treasury Notes	$2,086	$2,078	$967	$956	$—	$—	$—	$—	$3,053	$3,034
Mortgage-backed securities	—	—	22,818	21,648	49,523	42,275	781,702	635,448	854,043	699,371
Corporate debt securities	250	250	—	—	—	—	—	—	250	250
Municipal securities	2,366	2,356	24,330	23,954	19,103	18,490	37,473	29,928	83,272	74,728
Total held to maturity securities	$4,702	$4,684	$48,115	$46,558	$68,626	$60,765	$819,175	$665,376	$940,618	$777,383
Total	$5,046	$5,016	$68,575	$65,845	$110,450	$96,191	$916,030	$743,553	$1,100,101	$910,605

There were no sales of investment securities during the three ended March 31, 2024 or March 31, 2023.

The Company monitors the credit quality of certain debt securities through the use of credit ratings among other factors on a quarterly basis. Credit ratings are opinions about the credit quality of a security and are utilized by the Company to make informed decisions. Investment grade securities are rated BBB-/Baa3 or higher and are generally considered to be of low risk. At March 31, 2024 and December 31, 2023 respectively, the Company’s debt securities portfolio did not contain any securities below investment grade, as reported by major credit rating agencies. At March 31, 2024 and December 31, 2023, respectively, none of the Company's investment securities were delinquent or in non-accrual status.

The following tables summarize the credit rating of the Company’s debt securities portfolio at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$112,861	$—	$—	$20,361	$—	$133,222
Total available for sale securities	$112,861	$—	$—	$20,361	$—	$133,222
Held to maturity securities, at amortized cost
AAA/AA/A	$854,043	$250	$83,272	$—	$3,053	$940,618
Total held to maturity securities	$854,043	$250	$83,272	$—	$3,053	$940,618

	December 31, 2023
	Mortgage-backed Securities (1)	Corporate Debt Securities	Municipal Securities	U.S. GSE Obligations	U.S. Treasury Notes	Total
	(dollars in thousands)
Available for sale securities, at fair value
AAA/AA/A	$117,376	$—	$—	$20,462	$—	$137,838
Total available for sale securities	$117,376	$—	$—	$20,462	$—	$137,838
Held to maturity securities, at amortized cost
AAA/AA/A	$871,426	$250	$84,617	$—	$3,039	$959,332
Total held to maturity securities	$871,426	$250	$84,617	$—	$3,039	$959,332

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

7. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Loans outstanding are detailed by category as follows:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$813,224	$813,374
Mortgages - adjustable rate	753,387	760,632
Construction	39,098	45,863
Deferred costs, net of unearned fees	5,562	6,395
Total residential mortgages	1,611,271	1,626,264

Commercial mortgage
Mortgages - non-owner occupied	1,643,368	1,648,408
Mortgages - owner occupied	164,487	167,522
Construction	112,063	113,133
Deferred costs, net of unearned fees	2,360	2,410
Total commercial mortgages	1,922,278	1,931,473

Home equity
Home equity - lines of credit	87,712	92,730
Home equity - term loans	2,701	2,679
Deferred costs, net of unearned fees	234	240
Total home equity	90,647	95,649

Commercial and industrial
Commercial and industrial	347,392	342,475
Paycheck Protection Program loans	559	653
Unearned fees, net of deferred costs	598	583
Total commercial and industrial	348,549	343,711

Consumer
Secured	20,574	22,592
Unsecured	1,397	1,822
Deferred costs, net of unearned fees	33	33
Total consumer	22,004	24,447
Total loans	$3,994,749	$4,021,544

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

The following tables set forth information regarding non-performing loans disaggregated by loan category:

	March 31, 2024
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$6,183	$9,638	$1,291	$89	$17,201
Total	$6,183	$9,638	$1,291	$89	$17,201

	December 31, 2023
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial and Industrial	Total
	(dollars in thousands)
Non-performing loans:
Non-accrual loans	$6,412	$9,758	$285	$61	$16,516
Loans past due >90 days, but still accruing	—	—	—	51	51
Total	$6,412	$9,758	$285	$112	$16,567

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status and, generally, to record any payments received from a borrower related to a loan on non-accrual status as a reduction of the amortized cost basis of the loan. The Company did not record any interest income on non-accrual loans during the three months ended March 31, 2024 and December 31, 2023. Accrued interest reversed against interest income for the three months ended March 31, 2024 and December 31, 2023 was immaterial.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2024 and December 31, 2023.

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

	For the Period Ended,
	March 31, 2024		December 31, 2023
	Amortized Cost Basis	Reserve Amount	Amortized Cost Basis	Reserve Amount
	(dollars in thousands)
Commercial real estate-owner occupied	$9,613	$3,342	$9,611	$2,345
Commercial & Industrial	96	76	64	43
Total	$9,709	$3,418	$9,675	$2,388

Loan Modifications and Restructurings

The Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications to borrowers experiencing financial difficulty, that directly affect cash flows.

At March 31, 2024, the Company had no loan modifications or restructurings to borrowers experiencing financial difficulty.

Foreclosure proceedings

As of March 31, 2024, there was one loan in process of foreclosure with a carrying value of approximately $354,000. This loan is secured by one to four family residential property. As of December 31, 2023, there were two loans in process of foreclosure with a carrying value of approximately $1.5 million. These loans are secured by one to four family residential property.

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
•
Loans rated 10 (Loss) – These loans are considered uncollectible and continuance as a bankable asset is not warranted.

The following tables contain period-end balances of loans receivable disaggregated by credit quality indicator:

	Credit Quality Indicator - by Origination Year as of March 31, 2024

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$11,804	$91,643	$328,117	$503,616	$268,481	$401,427	$—	$1,605,088
Non-performing	—	—	—	231	190	5,762	—	6,183
Total	$11,804	$91,643	$328,117	$503,847	$268,671	$407,189	$—	$1,611,271
Current-period gross write-offs	$—	$—	$—	$—	$—	$3	$—	$3

Home equity:
Current	$1,925	$8,538	$2,243	$2,290	$1,342	$14,973	$58,045	$89,356
Non-performing	—	—	56	—	—	1,235	—	1,291
Total	$1,925	$8,538	$2,299	$2,290	$1,342	$16,208	$58,045	$90,647
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Current	$1,437	$6,426	$6,220	$1,324	$1,896	$4,099	$602	$22,004
Non-performing	—	—	—	—	—	—	—	—
Total	$1,437	$6,426	$6,220	$1,324	$1,896	$4,099	$602	$22,004
Current-period gross write-offs	$—	$4	$5	$2	$10	$4	$—	$25

	Credit Quality Indicator - by Origination Year as of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$9,224	$69,823	$468,137	$358,601	$225,668	$697,709	$—	$1,829,162
7 (Special Mention)	—	1,815	3,521	1,332	1,028	74,582	—	82,278
8 (Substandard)	100	—	1,088	—	—	9,650	—	10,838
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$9,324	$71,638	$472,746	$359,933	$226,696	$781,941	$—	$1,922,278
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$9,916	$46,037	$102,279	$42,648	$49,036	$60,135	$503	$310,554
7 (Special Mention)	—	60	25,208	62	9,540	—	10	34,880
8 (Substandard)	—	—	1,321	—	233	1,561	—	3,115
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$9,916	$46,097	$128,808	$42,710	$58,809	$61,696	$513	$348,549
Current-period gross write-offs	$—	$—	$—	$—	$—	$8	$—	$8

	Credit Quality Indicator - by Origination Year as of December 31, 2023

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Residential Mortgage:
Current	$92,911	$331,817	$507,677	$274,988	$111,715	$300,744	$—	$1,619,852
Non-performing	—	—	—	193	1,490	4,729	—	6,412
Total	$92,911	$331,817	$507,677	$275,181	$113,205	$305,473	$—	$1,626,264
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Current	$8,085	$2,411	$2,241	$1,399	$2,587	$14,674	$63,967	$95,364
Non-performing	—	58	—	—	—	227	—	285
Total	$8,085	$2,469	$2,241	$1,399	$2,587	$14,901	$63,967	$95,649
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Current	$7,281	$7,459	$1,706	$2,841	$694	$3,842	$624	$24,447
Non-performing	—	—	—	—	—	—	—	—
Total	$7,281	$7,459	$1,706	$2,841	$694	$3,842	$624	$24,447
Current-period gross write-offs	$—	$—	$—	$—	$—	$67	$—	$67

	Credit Quality Indicator - by Origination Year as of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
	(dollars in thousands)
Commercial Mortgage:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$69,636	$466,760	$360,331	$226,994	$258,296	$459,472	$—	$1,841,489
7 (Special Mention)	1,826	1,822	—	1,507	48,470	25,493	—	79,118
8 (Substandard)	—	1,096	—	—	—	9,770	—	10,866
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$71,462	$469,678	$360,331	$228,501	$306,766	$494,735	$—	$1,931,473
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial:
Credit risk profile by internally assigned grade:
1-6 (Pass)	$43,388	$107,494	$46,678	$50,660	$22,325	$40,647	$436	$311,628
7 (Special Mention)	60	25,057	92	3,467	2	121	10	28,809
8 (Substandard)	—	1,321	—	256	1,575	122	—	3,274
9 (Doubtful)	—	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—	—
Total	$43,448	$133,872	$46,770	$54,383	$23,902	$40,890	$446	$343,711
Current-period gross write-offs	$—	$—	$—	$—	$—	$62	$—	$62

Loan origination dates in the tables above reflect the original date, or the date of a material modification of a previously originated loan, for both organic originations and acquired loans.

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

The following tables contain period-end balances of loans receivable disaggregated by past due status:

	March 31, 2024
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$14,089	$1,013	$2,176	$17,278	$1,593,993	$1,611,271
Commercial mortgage	3,661	487	—	4,148	1,918,130	1,922,278
Home equity	1,534	—	966	2,500	88,147	90,647
Commercial and industrial	1,005	238	42	1,285	347,264	348,549
Consumer	33	—	—	33	21,971	22,004
Total	$20,322	$1,738	$3,184	$25,244	$3,969,505	$3,994,749

	December 31, 2023
	30-59 Days	60-89 Days	90 Days or Greater	Total Past Due	Current Loans	Total
	(dollars in thousands)
Residential mortgage	$16,768	$1,234	$2,548	$20,550	$1,605,714	$1,626,264
Commercial mortgage	1,885	—	—	1,885	1,929,588	1,931,473
Home equity	1,855	171	—	2,026	93,623	95,649
Commercial and industrial	1,477	301	58	1,836	341,875	343,711
Consumer	251	14	—	265	24,182	24,447
Total	$22,236	$1,720	$2,606	$26,562	$3,994,982	$4,021,544

There were no loans 90 days or more past due and still accruing at March 31, 2024 and there were two loans 90 days or more past due and still accruing totaling $51,000 at December 31, 2023.

There were no significant commitments to lend additional funds to borrowers whose loans were on non-accrual status at March 31, 2024 and December 31, 2023.

Allowance for Credit Losses

The following tables contain changes in the allowance for credit losses disaggregated by loan category:

	Three Months Ended March 31, 2024
	Residential Mortgage	Commercial Mortgage	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2023	$8,399	$24,452	$580	$4,940	$573	$—	$38,944
Charge-offs	(3)	—	—	(8)	(25)	—	(36)
Recoveries	—	—	—	32	2	—	34
Provision for (release of) credit losses - loan portfolio	(152)	568	19	67	(97)	—	405
Allowance for credit losses -loan portfolio at March 31, 2024	$8,244	$25,020	$599	$5,031	$453	$—	$39,347
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2023	$—	$—	$—	$—	$—	$1,760	$1,760
Provision for (release of) credit losses - unfunded commitments	—	—	—	—	—	(280)	(280)
Allowance for credit losses- unfunded commitments at March 31, 2024	$—	$—	$—	$—	$—	$1,480	$1,480
Total allowance for credit loss	$8,244	$25,020	$599	$5,031	$453	$1,480	$40,827

	Three Months Ended March 31, 2023
	Residential Mortgages	Commercial Mortgages	Home Equity	Commercial & Industrial	Consumer	Unfunded Commitments	Total
	(dollars in thousands)
Allowance for credit loss:
Allowance for credit losses - loan portfolio:
Balance at December 31, 2022	$13,321	$19,086	$573	$4,153	$641	$—	$37,774
Charge-offs	—	—	—	(11)	(3)	—	(14)
Recoveries	—	—	—	10	10	—	20
Provision for (release of) credit losses - loan portfolio	(157)	510	(45)	—	(83)	—	225
Allowance for credit losses - loan portfolio at March 31, 2023	$13,164	$19,596	$528	$4,152	$565	$—	$38,005
Allowance for credit losses - unfunded commitments:
Balance at December 31, 2022	$—	$—	$—	$—	$—	$2,096	$2,096
Provision for credit losses - unfunded commitments	—	—	—	—	—	(165)	(165)
Allowance for credit losses- unfunded commitments at March 31, 2023	—	—	—	—	—	1,931	1,931
Total allowance for credit loss	$13,164	$19,596	$528	$4,152	$565	$1,931	$39,936

8. Income Taxes

The Company’s effective tax rate was 25.6% for the three months ended March 31, 2024. The Company’s effective tax rate was 25.1% for the three months ended March 31, 2023.

Net deferred tax assets totaled $14.4 million and $15.3 million at March 31, 2024 and December 31, 2023, respectively. The Company did not record a valuation allowance for deferred tax assets at March 31, 2024 or December 31, 2023.

The components of income tax expense were as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Current income tax expense
Federal	$842	$1,034
State	228	466
Total current income tax expense	$1,070	$1,500

Deferred income tax expense (benefit)
Federal	$887	$1,875
State	409	784
Total deferred income tax expense (benefit)	1,296	2,659
Total income tax expense	$2,366	$4,159

9. Pension and Retirement Plans

The components of net periodic benefit cost (credit) were as follows:

	Three Months Ended March 31,
	Pension Plan		Supplemental Retirement Plan		Retirement Healthcare Plan
	2024	2023	2024	2023	2024	2023
	(dollars in thousands)
Net periodic benefit cost (credit)
Service cost	$—	$—	$66	$68	$4	$4
Interest cost	466	452	101	100	6	5
Expected return on assets	(780)	(801)	—	—	—	—
Amortization of net actuarial (gain) loss	—	—	—	—	(5)	(6)
Net periodic benefit cost (credit)	$(314)	$(349)	$167	$168	$5	$3

The Company froze the accrual of benefits on the qualified defined benefit pension plan in 2017. The Company did not make any contributions to the qualified defined benefit pension plan during the three months ended March 31, 2024 and 2023, nor does it expect to make any contributions to the qualified defined benefit plan during the remainder of 2024.

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

Total expenses related to the PSP and ESOP for the three months ended March 31, 2024 and March 31, 2023 were $555,000 and $891,000, respectively.

Defined Contribution Supplemental Executive Retirement Plan

For executives participating in the Defined Contribution Supplemental Executive Retirement Plan (“DC SERP”), the Company will make a discretionary contribution of up to 10% of each executive’s base salary and bonus to his or her account under the Company’s DC SERP. There were no expenses related to the DC SERP for the three months ended March 31, 2024 and $41,000 for the three months ended March 31, 2023.

10. share based compensation

Time Vested Restricted Stock Awards (“RSAs”) and Time Vested Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2024, the Company granted no RSAs or RSUs pursuant to the Cambridge Bancorp 2017 Equity and Cash Incentive Plan (the “2017 Plan”). RSAs vest either over a three-year or five-year period. RSUs vest over a three-year period. The fair value of RSAs and RSUs are based upon the closing price of the Company’s common stock on the date of the applicable grant. The holders of RSAs participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of RSUs do not participate in the rewards of stock ownership of the Company until they are vested.

Performance-Based Restricted Stock Units (“PRSUs”)

During the three months ended March 31, 2024, the Company granted no PRSUs from the 2017 Plan. PRSUs are subject to a three-year performance period and are earned based on performance factors, as determined, at the time of grant.

The following table presents the pre-tax expense associated with all outstanding non-vested RSAs, RSUs, and PRSUs, and the related tax benefits recognized:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Share based compensation expense	$740	$567
Related tax benefits	$207	$158

Share-based activity in the statement of changes in shareholders’ equity includes RSA, RSU, and PRSU expense, as well as expense related to the Company’s share-based compensation for directors and shares repurchased by the Company for shares tendered by employees to cover income tax liability as grants vest.

The 2017 Plan allows Directors of the Company to receive their annual retainer fee in the form of stock in the Company. There were no shares issued under the 2017 Plan for the three months March 31, 2024. There were no shares issued under the 2017 Plan for the three months ended March 31, 2023.

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

Off-balance-sheet financial instruments with contractual amounts that present credit risk include the following:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Financial instruments whose contractual amount represents credit risk:
Commitments to extend credit:
Unused portion of existing lines of credit	$947,638	$994,196
Origination of new loans	27,259	18,341
Standby letters of credit	32,266	34,063
Financial instruments whose notional amount exceeds the amount of credit risk:
Commitments to sell residential mortgage loans	276	795

12. LEASES

Lease Commitments. The Company is obligated under various lease agreements covering its main office, branch offices, and other locations. These agreements are accounted for as operating leases and their terms expire between 2024 and 2032 and, in some instances, contain options to renew for periods up to 30 years.

The components of operating lease cost and other related information are as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Operating lease cost	$1,755	$1,737
Variable lease cost (cost excluded from lease payments)	8	7
Sublease income	(129)	(128)
Total operating lease cost	$1,634	$1,616
Other Information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows for operating leases	$1,890	$1,843
Operating Lease - operating cash flows (liability reduction)	1,699	1,653
Weighted average lease term - operating leases	4.81 Years	5.33 Years
Weighted average discount rate - operating leases	3.25%	3.03%

The total minimum lease payments due in future periods under these agreements in effect at March 31, 2024 were as follows:

Future Minimum
Lease Payments
(dollars in thousands)
Remainder of 2024	$5,120
2025	6,104
2026	4,867
2027	3,079
2028	2,710
Thereafter	3,971
Total minimum lease payments	$25,851
Less: interest	(1,937)
Total lease liability	$23,914

Several of the Company’s lease agreements contain clauses calling for escalation of minimum lease payments contingent on increases in real estate taxes, gross income adjustments, percentage increases in the consumer price index, and certain ancillary maintenance costs. Total rental expense was $2.0 million for the three months ended March 31, 2024 and $1.9 million March 31, 2023.

13. Shareholders’ Equity

As of March 31, 2024 and December 31, 2023, the Company and the Bank met all applicable minimum capital requirements and were considered “well-capitalized” by both the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2024
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$524,225	14.5%	$380,868	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	483,397	13.3%	308,322	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	483,397	13.3%	253,912	7.0%	N/A	N/A
Tier 1 capital (to average assets)	483,397	9.0%	213,957	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$502,696	13.9%	$380,833	10.5%	$362,698	10.0%
Tier 1 capital (to risk-weighted assets)	461,868	12.7%	308,293	8.5%	290,159	8.0%
Common equity tier I capital (to risk-weighted assets)	461,868	12.7%	253,889	7.0%	235,754	6.5%
Tier 1 capital (to average assets)	461,868	8.6%	213,943	4.0%	267,429	5.0%

	Actual		Minimum Capital Required For Capital Adequacy Plus Capital Conservation Buffer		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2023
Cambridge Bancorp:
Total capital (to risk-weighted assets)	$521,903	14.1%	$387,763	10.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	481,198	13.0%	313,903	8.5%	N/A	N/A
Common equity tier I capital (to risk-weighted assets)	481,198	13.0%	258,508	7.0%	N/A	N/A
Tier 1 capital (to average assets)	481,198	8.9%	216,281	4.0%	N/A	N/A
Cambridge Trust Company:
Total capital (to risk-weighted assets)	$500,355	13.6%	$387,727	10.5%	$369,264	10.0%
Tier 1 capital (to risk-weighted assets)	459,650	12.5%	313,874	8.5%	295,411	8.0%
Common equity tier I capital (to risk-weighted assets)	459,650	12.5%	258,485	7.0%	240,022	6.5%
Tier 1 capital (to average assets)	459,650	8.5%	216,268	4.0%	270,335	5.0%

14. Other Comprehensive INcome (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”) (“AOCL”) during the periods, by component, net of tax:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount	Before Tax Amount	Tax (Expense) or Benefit	Net-of-tax Amount
	(dollars in thousands)
Available for sale securities
Unrealized holding gains (losses)	$(723)	$193	$(530)	$2,608	$(666)	$1,942
Interest rate swaps designated as cash flow hedges
Unrealized holding (losses) gains	(686)	192	(494)	78	(21)	57
Reclassification adjustment for (losses) income recognized in net income	97	(27)	70	144	(40)	104
Total other comprehensive income (loss)	$(1,312)	$358	$(954)	$2,830	$(727)	$2,103

Reclassifications out of AOCI and AOCL that have an impact on net income are presented below.

Three Months Ended
Details about Accumulated Other Comprehensive Income (Loss) Components	March 31, 2024	March 31, 2023	Affected Line Item in the Statement where Net Income is Presented
	(dollars in thousands)
Unrealized (losses) gains on derivatives	$(97)	$(144)	Interest on taxable loans
Tax benefit (expense)	27	40	Income tax expense
Net of tax	$(70)	$(104)	Net income

15. Earnings per Share

The following represents a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share data)
Earnings per common share - basic:
Numerator:
Net income	$6,888	$12,416
Less dividends and undistributed earnings allocated to participating securities	(9)	(26)
Net income applicable to common shareholders	$6,879	$12,390
Denominator:
Weighted average common shares outstanding	7,835	7,792
Earnings per common share - basic	$0.88	$1.59
Earnings per common share - diluted:
Numerator:
Net income	$6,888	$12,416
Less dividends and undistributed earnings allocated to participating securities	(9)	(26)
Net income applicable to common shareholders	$6,879	$12,390
Denominator:
Weighted average common shares outstanding	7,835	7,792
Dilutive effect of common stock equivalents	30	34
Weighted average diluted common shares outstanding	7,865	7,826
Earnings per common share - diluted	$0.87	$1.58

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

During the next twelve months, the Company estimates that $390,000 will be reclassified out of AOCI and AOCL into earnings, as a decrease to interest income.

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

The Company recorded the following amounts on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(dollars in thousands)
Fixed rate loans	$496,754	$498,825	$3,246	$1,175
Total	$496,754	$498,825	$3,246	$1,175

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $673.3 million, the cumulative basis adjustments associated with these hedging relationships was $3.2 million, and the notional amount of the designated hedged items were $500.0 million. At March 31, 2024, the Company’s fair value hedges had a weighted average remaining maturity of 1.03 years, and a weighted average fixed rate of 4.16%. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $681.1 million, the cumulative basis adjustments associated with these hedging relationships was $1.2 million, and the notional amount of the designated hedged items were $500.0 million. At December 31, 2023, the Company’s fair value hedges had a weighted average remaining maturity of 1.28 years, and a weighted average fixed rate of 4.16%.

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

The following tables present the notional amount, the location, and fair values of derivative instruments in the Company’s consolidated balance sheets:

	March 31, 2024
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$100,000	Other Assets	$599	$—	Other Liabilities	$—
Interest rate contracts-fair value hedging relationships	500,000	Other Assets	3,190	—	Other Liabilities	—
Total derivatives designated as hedging instruments			$3,789			$—
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$475,076	Other Assets	$46,879	$475,076	Other Liabilities	$46,879
Risk participation agreements-out to counterparties	53,457	Other Assets	10	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	98,395	Other Liabilities	35
Total derivatives not designated as hedging instruments			$46,889			$46,914

	December 31, 2023
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts-cash flow hedging relationships	$100,000	Other Assets	$1,284	$—	Other Liabilities	$—
Interest rate contracts-fair value hedging relationships	400,000	Other Assets	1,620	100,000	Other Liabilities	485
Total derivatives designated as hedging instruments			$2,904			$485
Derivatives not designated as hedging instruments
Loan related derivative contracts
Interest rate contracts	$486,310	Other Assets	$40,338	$486,310	Other Liabilities	$40,338
Risk participation agreements-out to counterparties	53,847	Other Assets	18	—	Other Liabilities	—
Risk participation agreements-in with counterparties	—	Other Assets	—	98,779	Other Liabilities	62
Total derivatives not designated as hedging instruments			$40,356			$40,400

The following tables present the changes to AOCI and AOCL as a result of cash flow hedge accounting as of the periods presented:

	Three Months Ended March 31, 2024
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI - Included Component	Amount of Gain or (Loss) Recognized in OCI - Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCL into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$(686)	$—	$(686)	Interest Income	$(97)	$—	$(97)

	Three Months Ended March 31, 2023
	Amount of Gain or (Loss) Recognized in OCI	Amount of Gain or (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)				(dollars in thousands)
Interest rate contracts	$78	$—	$78	Interest Income	$(144)	$(96)	$(48)

The following tables present the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income as of the periods presented:

		Amount of Gain or (Loss) Recognized in Income
		Three Months Ended
		March 31, 2024	March 31, 2023
	Location of Gain or (Loss)	(dollars in thousands)
Other contracts	Loan-related derivative income	$18	$(22)

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

The following tables present the information about financial instruments that are eligible for offset in the consolidated balance sheets at March 31, 2024 and December 31, 2023:

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	March 31, 2024
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$50,678	$—	$50,678	$228	$(50,049)	$401

Offsetting of Derivative Liabilities
Derivative Liabilities	$46,914	$—	$46,914	$228	$—	$46,686

				Gross Amounts Not Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Recognized	Financial Instruments	Collateral Pledged (Received)	Net Amount
	December 31, 2023
	(dollars in thousands)
Offsetting of Derivative Assets
Derivative Assets	$43,260	$—	$43,260	$971	$(41,319)	$970

Offsetting of Derivative Liabilities
Derivative Liabilities	$40,885	$—	$40,885	$971	$—	$39,914

At March 31, 2024 and December 31, 2023, respectively, there were no derivatives in a net liability position related to these agreements.

17. Fair Value Measurements

The following is a summary of the carrying values and estimated fair values of the Company’s significant financial instruments as of the dates indicated:

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and cash equivalents	$29,705	$29,705	$33,004	$33,004
Securities available for sale	133,222	133,222	137,838	137,838
Securities held to maturity	940,618	777,383	959,332	805,428
Loans, net	3,955,402	3,513,439	3,982,600	3,530,958
FHLB of Boston stock	24,291	24,291	19,056	19,056
Accrued interest receivable	15,226	15,226	15,765	15,765
Mortgage servicing rights	1,437	2,475	1,470	2,401
Interest rate contracts - cash flow hedge	599	599	1,284	1,284
Interest rate contracts - fair value hedge	3,190	3,190	1,620	1,620
Loan level interest rate swaps	46,879	46,879	40,338	40,338
Risk participation agreements out to counterparties	10	10	18	18

Financial liabilities
Deposits, excluding wholesale deposits	4,024,317	4,021,359	4,029,511	4,026,404
Wholesale deposits	161,065	161,037	291,667	291,748
Borrowings	546,405	545,621	452,155	451,492
Interest rate contracts - fair value hedge	—	—	485	485
Loan level interest rate swaps	46,879	46,879	40,338	40,338
Risk participation agreements in with counterparties	35	35	62	62

The Company follows Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. ASC Topic 820, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. In addition, ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The following tables summarize certain assets and liabilities reported at fair value on a recurring basis:

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$20,361	$—	$20,361
Mortgage-backed securities	—	112,861	—	112,861
Other assets
Interest rate swaps with clients	—	46,879	—	46,879
Risk participation agreements -out to counterparties	—	10	—	10
Interest rate contracts - cash flow hedge	—	599	—	599
Interest rate contracts - fair value hedge	—	3,190	—	3,190
Other liabilities
Interest rate swaps with counterparties	—	46,879	—	46,879
Risk participation agreements-in with counterparties	—	35	—	35

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Measured on a recurring basis
Securities available for sale
U.S. GSE obligations	$—	$20,462	$—	$20,462
Mortgage-backed securities	—	117,376	—	117,376
Corporate debt securities	—	—	—	—
Other assets
Interest rate swaps with clients	—	40,338	—	40,338
Risk participation agreements-out to counterparties	—	18	—	18
Interest rate contracts - cash flow hedge	—	1,284	—	1,284
Interest rate contracts - fair value hedge	—	1,620	—	1,620
Other liabilities
Interest rate swaps with counterparties	—	40,338	—	40,338
Risk participation agreements-in with counterparties	—	62	—	62

The following tables present the carrying value of assets held at March 31, 2024 and December 31, 2023, which were measured at fair value on a non-recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$9,709	$9,709
Total	$—	$—	$9,709	$9,709

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Items recorded at fair value on a non-recurring basis
Assets
Individually evaluated collateral dependent loans	$—	$—	$9,675	$9,675
Total	$—	$—	$9,675	$9,675

Individually evaluated collateral dependent loans. Collateral dependent loans are carried at the lower of cost or fair value of the collateral less estimated costs to sell which approximates fair value. The Company uses the appraisal value of the collateral and applies certain adjustments depending on the nature, quality, and type of collateral securing the loan.

There were no transfers between levels for the three months ended March 31, 2024 or December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses the changes in financial condition and results of operation of Cambridge Bancorp (together with its bank subsidiary, unless the context otherwise requires, the “Company”) and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024.

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
•
the failure to complete the proposed Merger (as defined below) of the Company and the Bank with Eastern Bankshares, Inc. (“Eastern”), imposition of adverse regulatory conditions in connection with regulatory approval of the Merger, disruption to the parties’ businesses as a result of the announcement and pendency of the Merger, the inability to realize expected cost savings or to implement integration plans and other adverse consequences associated with the Merger;
•
weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and profits on sales of mortgage loans;
•
legislative, regulatory, or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which may adversely affect the Company’s business and/or competitive position, impose additional costs on the Company or cause the Company to change its business practices;
•
the Dodd-Frank Act’s consumer protection regulations which could adversely affect the Company’s business, financial condition, or results of operations;
•
disruptions in the Company’s ability to access capital markets which may adversely affect its capital resources and liquidity;
•
effects of changes in amounts of deposits on the Company’s funding costs and net interest margin;
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
•
changes in the Company’s accounting policies or in accounting standards which could materially affect how the Company reports financial results and condition; and
•
the impact of epidemics/pandemics and actions taken in response thereto the COVID-19 pandemic on consumer confidence and on global and regional economies and economic activity.

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

OVERVIEW

The Company is a Massachusetts state-chartered, federally registered bank holding company headquartered in Cambridge, Massachusetts. The Company is a Massachusetts corporation formed in 1983 and has one bank subsidiary: Cambridge Trust Company (the “Bank”), formed in 1890. As of March 31, 2024, the Company had total assets of approximately $5.4 billion. Currently, the Bank operates 22 banking offices in Eastern Massachusetts and New Hampshire. As a private bank, the Company focuses on four core services that center around client needs. The Company’s core services include Wealth Management, Commercial Banking, Consumer Lending, and Personal Banking. The Bank’s clients consist primarily of consumers and small- and medium-sized businesses in the communities and surrounding areas throughout Massachusetts and New Hampshire.

The Company’s Wealth Management Group has five offices, one in Boston, Massachusetts, three in New Hampshire in Concord, Manchester, and Portsmouth, and one in Southport, Connecticut. As of March 31, 2024, the Company had Assets under Management and Administration of approximately $4.8 billion. The Wealth Management Group offers comprehensive investment management, as well as trust administration, estate settlement, and financial planning services. The Company’s wealth management clients value personal service and depend on the commitment and expertise of the Company’s experienced banking, investment, and fiduciary professionals.

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

Merger with Eastern Bankshares, Inc.

On September 19, 2023, the Company, the Bank, Eastern Bankshares, Inc. (“Eastern”), Eastern Bank, Eastern’s subsidiary bank, and Citadel MS 2023, Inc. a direct, wholly owned subsidiary of Eastern (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eastern will acquire the Company and the Bank through the merger of Merger Sub with and into the Company, with the Company as the surviving entity (the “Merger”). As soon as reasonably practicable following the Merger, the Company will merge with and into Eastern, with Eastern as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that following the Holdco Merger, at a time to be determined by Eastern, the Bank will merge with and into Eastern Bank, with Eastern Bank as the surviving entity. Upon the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”) each share of Company common stock, par value $1.00 per share, outstanding immediately prior to the Effective Time, other than certain shares held by Eastern or the Company, will be converted into the right to receive 4.956 shares of common stock (the “Exchange Ratio”), par value $0.01 per share, of Eastern (“Eastern Common Stock”). Company shareholders will receive cash in lieu of fractional shares of Eastern Common Stock (the Exchange Ratio and any cash in lieu of fractional shares collectively, the “Merger Consideration”). On February 28, 2024, the Company’s shareholders voted to approve the merger with Eastern. The merger remains subject to regulatory approval and the completion of other customary closing conditions.

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

See “Management’s Discussion and Analysis—Critical Accounting Estimates” in the Company’s 2023 Annual Report, for a detailed discussion of the Company’s critical accounting estimates.

Recent Accounting Developments

See Note 4 - Recently Issued and Adopted Accounting Guidance to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s consolidated financial statements.

Results of Operations

Results of Operations for the three months ended March 31, 2024 and March 31, 2023

General. Net income decreased by $5.5 million, or 44.5%, to $6.9 million for the three months ended March 31, 2024, as compared to net income of $12.4 million for the three months ended March 31, 2023. The decrease was primarily due to lower net interest and dividend income before the provision for credit losses of $7.2 million, and higher non-operating expenses of $983,000, which were partially offset by lower salary and employee benefits expense of $1.2 million and lower income tax expense of $1.8 million. Diluted earnings per share were $0.87 for the three months ended March 31, 2024, as compared to a diluted earnings per share of $1.58 for the three months ended March 31, 2023.

Net Interest and Dividend Income. Net interest and dividend income before the provision for credit losses for the three months ended March 31, 2024 decreased by $7.2 million, or 21.1%, to $27.0 million, as compared to $34.2 million for the three months ended

March 31, 2023, primarily due to higher cost of funds, a decrease in average earning assets, and higher interest-bearing liability balances, partially offset by higher yields on earning assets.

.

•
Interest on loans increased by $4.8 million, or 10.5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to higher yields.
•
Interest on deposits increased by $7.4 million, or 46.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to higher costs of deposits, which were partially offset by lower average balances.
•
Interest on borrowings increased by $4.3 million, or 277.5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to higher cost of borrowing combined with higher average balances.

Total average interest-earning assets decreased by $159.0 million, or 3.0%, to $5.15 billion during the three months ended March 31, 2024, from $5.31 billion for the three months ended March 31, 2023, primarily due to lower investment and loan portfolios. The Company’s net interest margin, on a fully taxable equivalent basis, decreased by 53 basis points to 2.10% for the three months ended March 31, 2024, as compared to 2.63% for the three months ended March 31, 2023, primarily due to higher cost of funds, which were partially offset by higher yields on earning assets.

Average interest-bearing liabilities increased by $135.1 million, or 3.7%, to $3.75 billion during the three months ended March 31, 2024, from $3.61 billion for the three months ended March 31, 2023, primarily due to the increase in outstanding FHLB borrowings, partially offset by lower average interest bearing deposit balances. The increase in interest-bearing liabilities was driven by an increase in other borrowed funds of $306.2 million and an increase in average checking account balances of $287.6 million, partially offset by a decrease in average savings account balances of $268.4 million, a decrease in average money market account balances of $176.0 million, and a decrease in average certificates of deposit balances of $14.2 million. The cost of total deposits increased to 2.18% for the three months ended March 31, 2024, from 1.36% for the three months ended March 31, 2023. The cost of total deposits excluding wholesale deposits was 1.97% for the three months ended March 31, 2024, as compared to 1.01% for the three months ended March 31, 2023.

Interest and Dividend Income. Total interest and dividend income increased by $4.5 million, or 8.6%, to $56.2 million for the three months ended March 31, 2024, as compared to $51.7 million for the three months ended March 31, 2023, primarily due to higher asset yields.

Interest Expense. Interest expense increased by $11.7 million, or 66.8% to $29.2 million for the three months ended March 31, 2024, as compared to $17.5 million for the three months ended March 31, 2023, primarily driven by an increase in the cost of funds, combined with higher interest-bearing liability balances.

Provision for Credit Losses. The Company recorded a provision for credit losses of $125,000 for the three months ended March 31, 2024, as compared to a provision for credit losses of $60,000 for the three months ended March 31, 2023.

The Company recorded net loan charge-offs of $2,000 for the three months ended March 31, 2024 and net loan recoveries of $6,000 for the three months ended March 31, 2023.

The allowance for credit losses for loans was $39.3 million, or 0.98% of total loans outstanding at March 31, 2024, as compared to $38.0 million, or 0.95% of total loans outstanding at March 31, 2023.

Noninterest Income. Total noninterest income decreased by $109,000, or 1.0%, to $10.6 million for the three months ended March 31, 2024, as compared to $10.7 million for the three months ended March 31, 2023, primarily as a result of lower other income, lower loan related derivative income, and lower ATM and debit card fees, partially offset by higher wealth management revenue. Noninterest income was 28.2% of total revenues for the three months ended March 31, 2024.

•
Other income decreased by $480,000, or 49.8%, to $484,000 for the three months ended March 31, 2024, as compared to $964,000 for the three months ended March 31, 2023, primarily due to success fees associated with Innovation Banking loans in addition to gains recognized on a community development fund investment recognized for the three months ended March 31, 2023, while no such fees were recognized during the three months ended March 31, 2024.
•
Loan-related derivative income decreased by $216,000, or 92.3%, to $18,000 for the three months ended March 31, 2024, as compared to $234,000 for the three months ended March 31, 2023, primarily as a result of lower loan swap volume.
•
ATM and Debit card fees decreased by $151,000, or 29.5%, to $360,000 for the three months ended March 31, 2024, as compared to $511,000 for the three months ended March 31, 2023, primarily as a result of one-time fees collected during 2023 while no such fees were collected during 2024.

•
Wealth management revenue increased by $778,000, or 9.8%, to $8.7 million for the three months ended March 31, 2024, as compared to $7.9 million for the three months ended March 31, 2023. Wealth Management Assets under Management and Administration were $4.80 billion as of March 31, 2024, an increase of $533.4 million, or 12.5%, from $4.27 billion at March 31, 2023, primarily due to positive returns in the equity markets.

The categories of Wealth management revenues are shown in the following table:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Wealth management revenues:
Trust and investment advisory fees	$8,410	$7,759
Financial planning fees and other service fees	305	178
Total wealth management revenues	$8,715	$7,937

The following table presents the changes in Wealth Management Assets under Management:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Wealth Management Assets under Management
Balance at the beginning of the period	$4,326,152	$3,875,747
Gross client asset inflows	104,296	141,996
Gross client asset outflows	(120,332)	(135,584)
Net market impact	191,253	123,646
Balance at the end of the period	$4,501,369	$4,005,805
Weighted average management fee	0.77%	0.80%

There were no significant changes to the wealth management average fee rates and fee structure for the three months ended March 31, 2024 and March 31, 2023.

Noninterest Expense. Total noninterest expense remained flat and totaled $28.3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. There were decreases in salaries and employee benefits, professional fees, and marketing expenses, partially offset by increases in non-operating expenses and FDIC insurance expense.

•
Salaries and employee benefits decreased by $1.2 million, or 6.3%, to $17.3 million for the three months ended March 31, 2024, as compared to $18.5 million for the three months ended March 31, 2023, primarily due to lower head count, partially offset by merit increases.
•
Professional fees decreased by $298,000, or 26.5%, to $825,000 for the three months ended March 31, 2024, as compared to $1.1 million for the three months ended March 31, 2023, primarily due to lower employment agency fees combined with lower temporary staff fees.
•
Marketing expense decreased by $197,000, or 46.2%, to $229,000, primarily due to the timing of marketing spend.
•
Non-operating expenses increased by $983,000 to $1.4 million for the three months ended March 31, 2024, as compared to $424,000 for the three months ended March 31, 2023, primarily due to higher merger expenses related to the Eastern merger and office consolidation expenses associated with the recent sublease of an operations center.
•
FDIC insurance increased by $416,000, or 109.8%, to $795,000, primarily due to an increase in insurance premium.

Income Tax Expense. The Company recorded a provision for income taxes of $2.4 million for the three months ended March 31, 2024, as compared to $4.2 million for the three months ended March 31, 2023. The Company’s effective tax rate was 25.6% for the three months ended March 31, 2024, as compared to 25.1% for the three months ended March 31, 2023.

changes in Financial Condition

Total Assets. Total assets decreased by $43.8 million, or 0.8%, from $5.42 billion at December 31, 2023, to $5.37 billion at March 31, 2024.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $3.3 million, or 10.0%, from $33.0 million at December 31, 2023 to $29.7 million at March 31, 2024.

Investment Securities. The Company’s total investment securities portfolio decreased by $23.3 million, or 2.1%, from $1.10 billion at December 31, 2023 to $1.07 billion at March 31, 2024, primarily due to paydowns during the period.

Loans. Total loans decreased by $26.8 million, or 0.7%, from $4.02 billion at December 31, 2023 to $3.99 billion at March 31, 2024.

•
Residential real estate loans decreased by $15.0 million, or 0.9%, from $1.63 billion at December 31, 2023 to $1.61 billion at March 31, 2024.
•
Commercial real estate loans decreased by $9.2 million, or 0.5%, from $1.93 billion at December 31, 2023 to $1.92 billion at March 31, 2024.
•
Home equity loans decreased by $5.0 million, or 5.2%, from $95.6 million at December 31, 2023 to $90.6 million at March 31, 2024.
•
Commercial and industrial loans increased by $4.8 million, or 1.4%, from $343.7 million at December 31, 2023 to $348.5 million at March 31, 2024.
•
Consumer loans decreased by $2.4 million, or 10.0%, from $24.4 million at December 31, 2023 to $22.0 million at March 31, 2024.

Bank-Owned Life Insurance (BOLI). The Company invests in BOLI to help offset the costs of its employee benefit plan obligations. BOLI also generally provides noninterest income that is nontaxable. At March 31, 2024, the Company’s investment in BOLI was $35.5 million, representing an increase of $206,000 from $35.3 million at December 31, 2023, primarily due to increases in the cash surrender value of the policies during 2024.

Deposits. Total deposits, inclusive of wholesale certificates of deposit, decreased by $135.8 million, or 3.1%, to $4.19 billion at March 31, 2024 from $4.32 billion at December 31, 2023. Excluding wholesale certificates of deposit, total deposits decreased by $5.2 million, or 0.1%, at March 31, 2024 from December 31, 2023.

•
Certificates of deposit totaled $575.0 million at March 31, 2024, representing a decrease of $99.4 million, or 14.7%, from $674.4 million at December 31, 2023. Total wholesale certificates of deposit, which are included within certificates of deposit, were $161.1 million and $291.7 million at March 31, 2024 and December 31, 2023, respectively.
•
The cost of total deposits for the three months ended March 31, 2024 was 2.18%, as compared to 2.19% for the three months ended December 31, 2023. The cost of total deposits excluding wholesale deposits was 1.97% for the three months ended March 31, 2024, as compared to 1.89% for the three months ended December 31, 2023. At March 31, 2024, the spot cost of non-wholesale deposits was 2.00%, as compared to 1.88% at December 31, 2023.

Borrowings. At March 31, 2024 and December 31, 2023, borrowings consisted of advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”). Total borrowings increased by $94.3 million, or 20.8%, to $546.4 million at March 31, 2024, from $452.2 million at December 31, 2023.

Shareholders’ Equity. Total shareholders’ equity increased by $1.0 million, or 0.2%, to $535.6 million at March 31, 2024, from $534.6 million at December 31, 2023, primarily due to net income of $6.9 million, partially offset by dividend payments of $5.3 million.

The Company’s common equity to assets ratio increased to 9.97% at March 31, 2024, from 9.87% at December 31, 2023. The Company’s ratio of tangible common equity to tangible assets increased to 8.76% at March 31, 2024, from 8.67% at December 31, 2023.

Book value per share increased to $68.27 at March 31, 2024, from $68.14 at December 31, 2023. Tangible book value per share increased to $59.23 at March 31, 2024, from $59.08 at December 31, 2023.

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

	Three Months Ended
Operating Net Income / Operating Diluted Earnings Per Share	March 31,	December 31,	March 31,
	2024	2023	2023
	(dollars in thousands, except share data)

Net Income (a GAAP measure)	$6,888	$8,034	$12,416
Add: Mergers and office consolidation expenses (1)	1,407	698	424
Less: Tax effect of non-operating expenses (2)	(299)	(8)	(118)
Operating Net Income (a non-GAAP measure)	$7,996	$8,724	$12,722
Less: Dividends and Undistributed Earnings Allocated to Participating Securities (a non-GAAP measure)	(10)	(13)	(26)
Operating Net Income Applicable to Common Shareholders (a non-GAAP measure)	$7,986	$8,711	$12,696
Weighted Average Diluted Shares	7,865,193	7,853,823	7,826,162
Operating Diluted Earnings Per Share (a non-GAAP measure)	$1.02	$1.11	$1.62

(1)
The Company recorded merger expenses of $673,000 associated with the Eastern merger and office consolidation expenses of $734,000 associated with the recent sublease of an operations center for the three months ended March 31, 2024. The Company recorded $424,000 of merger expenses associated with the Northmark Bank merger for the three months ended March 31, 2023.
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

The following tables summarize the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
	(dollars in thousands, except per share data )
Tangible Common Equity:
Shareholders' equity (GAAP)	$535,596	$534,573	$525,949
Less: Goodwill and acquisition related intangibles (GAAP)	(70,866)	(71,089)	(71,758)
Tangible Common Equity (a non-GAAP measure)	$464,730	$463,484	$454,191
Total assets (GAAP)	$5,373,840	$5,417,666	$5,528,584
Less: Goodwill and acquisition related intangibles (GAAP)	(70,866)	(71,089)	(71,758)
Tangible assets (a non-GAAP measure)	$5,302,974	$5,346,577	$5,456,826
Tangible Common Equity Ratio (a non-GAAP measure)	8.76%	8.67%	8.32%

Tangible Book Value Per Share:
Tangible Common Equity (a non-GAAP measure)	$464,730	$463,484	$454,191
Common shares outstanding	7,845,598	7,845,452	7,833,997
Tangible Book Value Per Share (a non-GAAP measure)	$59.23	$59.08	$57.98

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

The fair value of securities available for sale totaled $133.2 million and included gross unrealized gains of $1,000 and gross unrealized losses of $26.3 million at March 31, 2024. At December 31, 2023, the fair value of securities available for sale totaled $137.8 million and included gross unrealized gains of $4,000 and gross unrealized losses of $25.5 million.

Securities classified as held to maturity consist of certain U.S. GSE mortgage-backed securities, corporate debt securities, and state, county, and municipal securities. Securities held to maturity as of March 31, 2024 are carried at their amortized cost of $940.6 million. At December 31, 2023, the amortized cost of securities held to maturity totaled $959.3 million.

The following table sets forth the fair value of available for sale investment securities, the amortized costs of held to maturity investment securities, and the percentage distribution at the dates indicated:

	March 31,		December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$20,361	15%	$20,462	15%
Mortgage-backed securities	112,861	85%	117,376	85%
Total securities available for sale	$133,222	100%	$137,838	100%
Held to maturity securities
U.S. Treasury Notes	$3,053	—%	$3,039	—%
Mortgage-backed securities	854,043	91%	871,426	91%
Corporate debt securities	250	—%	250	—%
Municipal securities	83,272	9%	84,617	9%
Total securities held to maturity	$940,618	100%	$959,332	100%
Total	$1,073,840		$1,097,170

The following table sets forth the composition and maturities of investment securities. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
	(dollars in thousands)
Available for sale securities
U.S. GSE obligations	$—	—	$9,999	0.5%	$5,000	2.3%	$8,000	2.6%	$22,999	1.6%
Mortgage-backed securities	344	—	10,461	1.9%	36,824	1.5%	88,855	1.7%	136,484	1.6%
Total available for sale securities	$344	0.0%	$20,460	1.2%	$41,824	1.6%	$96,855	1.7%	$159,483	1.6%

Held to maturity securities
U.S. treasury Notes	$2,086	4.2%	$967	4.1%	$—	0.0%	$—	0.0%	$3,053	4.1%
Mortgage-backed securities	—	—	22,818	2.6%	49,523	1.8%	781,702	1.8%	854,043	1.9%
Corporate debt securities	250	2.0%	—	—	—	—	—	—	250	2.0%
Municipal securities	2,366	3.1%	24,330	3.6%	19,103	3.2%	37,473	2.7%	83,272	3.1%
Total held to maturity securities	$4,702	3.5%	$48,115	3.1%	$68,626	2.2%	$819,175	1.9%	$940,618	2.0%
Total	$5,046	3.3%	$68,575	2.6%	$110,450	2.0%	$916,030	1.9%	$1,100,101	1.9%

(1) Weighted Average Yield is shown on a fully taxable equivalent basis using a federal tax rate of 21%.

The Company did not record an allowance for credit losses on its investment securities as of March 31, 2024 or December 31, 2023. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary based on the composition of the portfolio at period end.

Loans

The Company’s lending activities are conducted principally in Eastern Massachusetts and Southern New Hampshire. The Company grants single- and multi-family residential loans, C&I loans, CRE loans, construction loans, and a variety of consumer loans. Most of the loans granted by the Company are secured by real estate collateral. Repayment of the Company’s residential loans is generally dependent on the health of the employment market in the borrowers’ geographic areas and that of the general economy, with liquidation of the underlying real estate collateral being typically viewed as the primary source of repayment in the event of borrower default. The repayment of C&I loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As borrower cash flow may be difficult to predict, liquidation of the underlying collateral securing these loans is typically viewed as the primary source of repayment in the event of borrower default. However, collateral typically consists of equipment, inventory, accounts receivable, or other business assets that may fluctuate in value, so the liquidation of collateral in the event of default is often an insufficient source of repayment. For renewable energy loans, cash flow is generally dependent on energy output and is generated from the contracted sale of energy credits or wholesale energy sales as well as state mandated incentive programs. For Paycheck Protection Program (“PPP”) loans, the Small Business Administration (“SBA”) generally guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount subject to program requirements. The Company’s CRE loans are primarily made based on the cash flow from the collateral property and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral typically being viewed as the primary source of repayment in the event of borrower default. The Company’s construction loans are primarily made based on the borrower’s expected ability to execute, and the future completed value of the collateral property, with sale of the underlying real estate collateral typically being viewed as the primary source of repayment.

The following summary shows the composition of the loan portfolio at the dates indicated:

	March 31,		December 31,
	2024	% of Total	2023	% of Total
	(dollars in thousands)
Residential mortgage
Mortgages - fixed rate	$813,224	20%	$813,374	20%
Mortgages - adjustable rate	753,387	19%	760,632	19%
Construction	39,098	1%	45,863	1%
Deferred costs, net of unearned fees	5,562	0%	6,395	0%
Total residential mortgages	1,611,271	40%	1,626,264	40%
Commercial mortgage
Mortgages - non-owner occupied	1,643,368	41%	1,648,408	41%
Mortgages - owner occupied	164,487	4%	167,522	4%
Construction	112,063	3%	113,133	3%
Deferred costs, net of unearned fees	2,360	0%	2,410	0%
Total commercial mortgages	1,922,278	48%	1,931,473	48%
Home equity
Home equity - lines of credit	87,712	2%	92,730	2%
Home equity - term loans	2,701	0%	2,679	0%
Deferred costs, net of unearned fees	234	0%	240	0%
Total home equity	90,647	2%	95,649	2%
Commercial and industrial
Commercial and industrial	347,392	9%	342,475	9%
PPP loans	559	0%	653	0%
Unearned fees, net of deferred costs	598	0%	583	0%
Total commercial and industrial	348,549	9%	343,711	9%
Consumer
Secured	20,574	1%	22,592	1%
Unsecured	1,397	0%	1,822	0%
Deferred costs, net of unearned fees	33	0%	33	0%
Total consumer	22,004	1%	24,447	1%
Total loans	$3,994,749	100%	$4,021,544	100%

Residential Mortgage. Residential real estate loans held in portfolio were $1.61 billion at March 31, 2024, a decrease of $15.0 million, or 0.9%, from $1.63 billion at December 31, 2023, and consisted of one-to-four family residential mortgage loans or loans for the construction thereof. The residential mortgage portfolio represented 40% of total loans at both March 31, 2024 and December 31, 2023.

The average loan balance outstanding in the residential portfolio was $526,000 and the largest individual residential mortgage loan outstanding was $5.6 million as of March 31, 2024. At March 31, 2024, this loan was performing in accordance with its original terms.

The Bank offers fixed and adjustable-rate residential mortgage and construction loans with maturities up to 30 years. One-to-four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) guidelines and refer to loans that conform to such guidelines as “conforming loans.” The Bank generally originates and purchases both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which increased to $766,550 in 2024 from $726,200 in 2023, for one-unit properties. In addition, the Bank also offers loans above conforming lending limits typically referred to as “jumbo” loans and interest only loans. These loans are typically underwritten to jumbo conforming guidelines; however, the Bank may choose to hold a jumbo loan within its portfolio with underwriting criteria that does not exactly match conforming guidelines. The Bank may also, from time to time, purchase residential loans that are either jumbo, conforming, or meet its Community Reinvestment Act (“CRA”) requirements. Purchases have historically been made to satisfy CRA requirements for lending to low- and moderate-income borrowers within the Bank's CRA Assessment Area.

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

Indemnification. In general, the Company does not sell loans with recourse, except to the extent that it arises from standard loan-sale contract provisions. These provisions cover violations of representations and warranties and, under certain circumstances, first payment default by borrowers. These indemnifications may include the repurchase of loans by the Company and are considered customary provisions in the secondary market for conforming mortgage loan sales. Repurchases and losses have been rare, and no provision is made for losses at the time of sale. There were no such repurchases for the three months ended March 31, 2024 or March 31, 2023.

The Company was servicing mortgage loans sold to others without recourse of approximately $177.9 million at March 31, 2024 and $173.9 million at December 31, 2023.

The table below presents residential real estate loan origination activity for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Originations for retention in portfolio	$31,543	$26,017
Originations for sale to the secondary market	795	420
Total	$32,338	$26,437

Loans are sold with servicing retained or released. The table below presents residential real estate loan sale activity for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Loans sold with servicing rights retained	$795	$420
Loans sold with servicing rights released	—	—
Total	$795	$420

Loans sold with the retention of servicing typically result in the capitalization of servicing rights. Loan servicing rights are included in other assets and subsequently amortized as an offset to other income over the estimated period of servicing. The net balance of capitalized servicing rights totaled $1.4 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively.

Commercial Mortgage. CRE loans totaled $1.92 billion as of March 31, 2024, and $1.93 billion at December 31, 2023. The CRE loan portfolio represented 48% of total loans at both March 31, 2024 and December 31, 2023, respectively. The average loan balance outstanding in this portfolio was $1.8 million, and the largest individual CRE loan outstanding was $28.2 million as of March 31, 2024. At March 31, 2024, this commercial mortgage was performing in accordance with its original terms.

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

Home Equity. The home equity portfolio totaled $90.6 million and $95.6 million at March 31, 2024 and December 31, 2023, respectively. The home equity portfolio represented 2% of total loans at both March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the largest home equity line of credit was $2.0 million and had an outstanding balance of $2.0 million. At March 31, 2024, this line of credit was performing in accordance with its original terms.

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

Commercial and Industrial (“C&I”). The C&I portfolio totaled $348.5 million and $343.7 million at March 31, 2024 and December 31, 2023, respectively. The C&I portfolio represented 9% of total loans at both March 31, 2024 and December 31, 2023. The average loan balance outstanding in this portfolio was $594,000, and the largest individual C&I loan outstanding was $20.0 million as of March 31, 2024. At March 31, 2024, this loan was performing in accordance with its original terms.

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

At March 31, 2024, commercial solar loans totaled $112.9 million and the average loan balance outstanding in this portfolio was $2.1 million. The largest individual loan outstanding was $7.1 million, and this loan was performing in accordance with its original terms at March 31, 2024.

Consumer Loans. The consumer loan portfolio totaled $22.0 million at March 31, 2024 and $24.4 million at December 31, 2023. Consumer loans represented 1% of the total loan portfolio at both March 31, 2024 and December 31, 2023. The average loan balance outstanding in this portfolio was $8,000 and the largest individual consumer loan outstanding was $2.0 million as of March 31, 2024. At March 31, 2024, this loan was performing in accordance with its original terms.

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

Loan Portfolio Maturities. The following table summarizes the dollar amount of loans maturing in the Company’s portfolio based on their loan type and contractual terms to maturity at March 31, 2024. The table does not include any estimate of prepayments, which can significantly shorten the average life of all loans and may cause the actual repayment experience to differ from that shown below. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	March 31, 2024
	One Year or Less	One to Five Years	After Five Years through Fifteen Years	After Fifteen Years	Total
	(dollars in thousands)
Residential mortgage	$814	$11,112	$96,030	$1,503,315	$1,611,271
Commercial mortgage	193,960	617,034	989,338	121,946	1,922,278
Home equity	1,495	4,989	37,859	46,304	90,647
Commercial and industrial	46,800	148,066	88,823	64,860	348,549
Consumer	21,270	287	447	—	22,004
Total	$264,339	$781,488	$1,212,497	$1,736,425	$3,994,749

Loan Portfolio by Interest Rate Type. The following table summarizes the dollar amount of loans maturing over one year in the portfolio based on whether the loan has a fixed, adjustable, or floating rate of interest at March 31, 2024. Floating rate loans are tied to a market index while adjustable-rate loans are adjusted based on the contractual terms of the loan.

	March 31, 2024
	Fixed	Adjustable	Floating	Total
	(dollars in thousands)
Residential mortgage	$815,106	$795,351	$—	$1,610,457
Commercial mortgage	777,771	454,266	496,281	1,728,318
Home equity	2,491	571	86,090	89,152
Commercial and industrial	41,320	24,077	236,352	301,749
Consumer	631	—	103	734
Total	$1,637,319	$1,274,265	$818,826	$3,730,410

Non-performing Loans and modifications

The composition of nonperforming loans is as follows:

	March 31,	December 31,
	2024	2023
	(dollars in thousands)
Non-performing loans	$17,201	$16,516
Loans past due > 90 days, but still accruing	—	51
Total non-performing loans	$17,201	$16,567
Non-performing loans as a percentage of gross loans	0.43%	0.41%
Non-performing loans as a percentage of total assets	0.32%	0.31%

Total non-performing loans increased by $634,000, or 3.8%, at March 31, 2024, as compared to December 31, 2023, primarily due to an increase in home equity loans placed on non-accrual during the first quarter of 2024.

The Company continues to closely monitor the portfolio of non-performing loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at March 31, 2024 and December 31, 2023, or in cases where collateral may be insufficient, any difference is individually reserved within the allowance for credit loss. The Company recognizes that such values may fluctuate with changes in the economy and the real estate market. In addition to the monitoring and review of loan performance internally, the Company has contracted with an independent organization to review the Company’s C&I and CRE loan portfolios. This independent review is performed annually.

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

Modifications and Restructurings. Effective January 1, 2023, the Company adopted Accounting Standard Update 2022-02, which eliminates the recognition and measurement of a troubled debt restructuring (“TDR”). The Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Modification of a loan in lieu of aggressively enforcing the collection of the loan may benefit the Company by increasing the ultimate probability of collection.

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

During the period ended March 31, 2024, the Company made no loan modifications or restructuring to borrowers experiencing financial difficulty.

Allowance for Credit Losses

The following table summarizes the ratios related to the Company’s allowance for credit losses and certain asset quality indicators for the periods indicated:

	At and For the Three Months Ended	At and For the Year Ended
	March 31,	December 31,
	2024	2023
	(dollars in thousands)
Period-end loans outstanding (net of unearned fees and deferred costs)	$3,994,749	$4,021,544
Average loans outstanding (net of unearned fees and deferred costs)	$4,008,278	$4,029,579
Loans on non-accrual	$17,201	$16,516
Allowance for credit losses at end of period	$39,347	$38,944
Net (charge-offs) recoveries to average loans outstanding - Total	(0.00)%	(0.00)%
Non-accrual loans to loans outstanding at period end	0.43%	0.41%
Ratio of allowance for credit losses on loans to loans on non-accrual	228.75%	235.80%
Ratio of allowance for credit losses to loans outstanding	0.98%	0.97%

The level of charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. Management believes that the allowance for credit losses is adequate.

The following table presents the allocation of the allowance for credit losses for loans by loan category:

	March 31, 2024			December 31, 2023
	Allowance Amount	% of Allowance	% of Total Loans	Allowance Amount	% of Allowance	% of Total Loans
	(dollars in thousands)
Residential mortgages	$8,244	21%	40%	$8,399	22%	40%
Commercial mortgages	25,020	64	48	24,452	63	48
Home equity	599	1	2	580	1	2
Commercial and industrial	5,031	13	9	4,940	13	9
Consumer	453	1	1	573	1	1
Total Allowance	$39,347	100%	100%	$38,944	100%	100%

Sources of Funds

General. Deposits traditionally have been the Company’s primary source of funds for its investment and lending activities. The Company can also borrow from the FHLB of Boston and the Federal Reserve Bank of Boston (“FRB of Boston”). The Company can also utilize repurchase agreements and brokered deposits to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage its cost of funds. The Company’s additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income, and proceeds from the sales of loans and securities.

Deposits. The Company accepts deposits primarily from clients in the communities in which its branches and offices are located, as well as from small- and medium-sized businesses and other clients throughout its lending area. The Company relies on its competitive pricing and products, convenient locations, and client service to attract and retain deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of relationship checking for consumers and businesses, statement savings accounts, certificates of deposit, money market accounts, interest on lawyer trust accounts, commercial and regular checking accounts, and individual retirement accounts. Deposit rates and terms are based primarily on current business strategies, market interest rates, liquidity requirements, and the Company’s deposit growth goals. The Company may also access the wholesale deposit market for funding.

The following table sets forth the Company’s deposits for the periods indicated:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand deposits (non-interest bearing)	$965,090	23.1%	$1,032,413	23.9%
Interest-bearing checking	1,202,713	28.7	1,132,518	26.2
Money market	934,958	22.3	983,480	22.8
Savings	507,640	12.1	498,386	11.6
Retail certificates of deposit under $250,000	226,298	5.4	212,694	4.9
Retail certificates of deposit of $250,000 or greater	187,618	4.5	170,020	3.9
Wholesale certificates of deposit	161,065	3.9	291,667	6.7
Total	$4,185,382	100.0%	$4,321,178	100.0%

At March 31, 2024, the Company had a total of $413.9 million in certificates of deposit, excluding wholesale deposits, of which $397.1 million had remaining maturities of one year or less. As of March 31, 2024 and December 31, 2023, the Company had a total of $161.1 million and $291.7 million of wholesale deposits, respectively. Wholesale deposits at March 31, 2024 and December 31, 2023 had remaining maturities of less than six months.

Borrowings. Total borrowings were $546.4 million at March 31, 2024, an increase of $94.3 million, or 20.8%, as compared to $452.2 million at December 31, 2023, as the Company migrated wholesale funding toward FHLB Boston borrowings during the quarter. The Company’s borrowings consisted of advances from the FHLB of Boston at March 31, 2024 and at December 31, 2023. FHLB of Boston advances are collateralized by a blanket pledge agreement on the Company’s FHLB of Boston stock and residential mortgages held in the Bank’s portfolios.

The Company’s remaining borrowing capacity at the FHLB of Boston at March 31, 2024 was approximately $390.0 million. In addition, the Company has a $10.0 million line of credit with the FHLB of Boston and a $10.0 million line of credit with a correspondent bank.

The Company had no borrowings outstanding with the FRB of Boston at March 31, 2024 and December 31, 2023. The Company’s borrowing capacity at the FRB of Boston at March 31, 2024 was approximately $1.56 billion.

The Company periodically enters into repurchase agreements with its larger deposit and commercial clients as part of its cash management services which are typically overnight borrowings. There were no repurchase agreements with clients at March 31, 2024. and December 31, 2023.

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

The following table sets forth the distribution of the Company’s daily average assets, liabilities and shareholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the periods indicated:

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets
Loans (2)
Taxable	$3,953,820	$50,123	5.10%	$3,978,452	$50,884	5.07%	$3,986,380	$45,333	4.61%
Tax-exempt	54,458	506	3.74	53,132	506	3.78	51,028	476	3.78
Securities available for sale (3)
Taxable	161,707	652	1.62	166,003	669	1.60	180,510	713	1.60
Securities held to maturity
Taxable	867,313	4,009	1.86	885,576	4,076	1.83	948,233	4,337	1.85
Tax-exempt	83,653	647	3.11	84,990	657	3.07	95,212	740	3.15
Cash and cash equivalents	32,275	100	1.25	31,768	99	1.24	50,831	326	2.60
Total interest-earning assets (4)	5,153,226	56,037	4.37%	5,199,921	56,891	4.34%	5,312,194	51,925	3.96%
Non-interest-earning assets	279,422			285,093			268,670
Allowance for credit losses	(38,951)			(38,226)			(37,784)
Total assets	$5,393,697			$5,446,788			$5,543,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits
Checking accounts	$1,167,639	$6,095	2.10%	$1,160,636	$5,948	2.03%	$880,040	$2,025	0.93%
Savings accounts	502,793	1,438	1.15	540,052	1,561	1.15	771,219	1,357	0.71
Money market accounts	953,885	8,094	3.41	984,696	8,267	3.33	1,129,934	6,462	2.32
Certificates of deposit	678,436	7,703	4.57	769,384	9,041	4.66	692,644	6,100	3.57
Total interest-bearing deposits	3,302,753	23,330	2.84	3,454,768	24,817	2.85	3,473,837	15,944	1.86
Other borrowed funds	443,734	5,851	5.30	302,738	3,983	5.22	137,516	1,550	4.57
Total interest-bearing liabilities	3,746,487	29,181	3.13%	3,757,506	28,800	3.04%	3,611,353	17,494	1.96%
Non-interest-bearing liabilities
Demand deposits	1,001,451			1,035,191			1,290,924
Other liabilities	111,620			128,246			120,877
Total liabilities	4,859,558			4,920,943			5,023,154
Shareholders’ equity	534,139			525,845			519,926
Total liabilities & shareholders’ equity	$5,393,697			$5,446,788			$5,543,080
Net interest income on a fully taxable equivalent basis		26,856			28,091			34,431
Less taxable equivalent adjustment		(243)			(245)			(255)
Net interest income		$26,613			$27,846			$34,176
Net interest spread (5)			1.24%			1.30%			2.00%
Net interest margin (6)			2.10%			2.14%			2.63%

(1)
Annualized on a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)
Non-accrual loans are included in average amounts outstanding.
(3)
Average balances of securities available for sale calculated utilizing amortized cost.
(4)
FHLB stock balance is excluded from interest-earning assets and dividend income is excluded from interest income.
(5)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets, inclusive of PPP loans outstanding during 2024 and 2023, and the weighted average cost of interest-bearing liabilities.
(6)
Net interest margin represents net interest income on a fully tax equivalent basis as a percentage of average interest-earning assets, inclusive of PPP loans outstanding during 2024 and 2023.

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

	Three Months Ended March 31, 2024
	Compared with
	Three Months Ended March 31, 2023
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(dollars in thousands)
Interest income
Loans
Taxable	$(349)	$5,139	$4,790
Tax-exempt	35	(5)	30
Securities available for sale
Taxable	(70)	9	(61)
Securities held to maturity
Taxable	(339)	11	(328)
Tax-exempt	(84)	(9)	(93)
Cash and cash equivalents	(93)	(133)	(226)
Total interest income	$(900)	$5,012	$4,112
Interest expense
Deposits
Checking accounts	$844	$3,226	$4,070
Savings accounts	(578)	659	81
Money market accounts	(1,121)	2,753	1,632
Certificates of deposit	(125)	1,728	1,603
Total interest-bearing deposits	(980)	8,366	7,386
Other borrowed funds	4,012	289	4,301
Total interest expense	$3,032	$8,655	$11,687
Change in net interest income	$(3,932)	$(3,643)	$(7,575)

Excluding the impact of merger-related loan accretion, the adjusted net interest margin for the three months ended March 31, 2024 was 2.05%, representing a 53 basis point decrease from the adjusted net interest margin of 2.58% for the three months ended March 31, 2023.

	Three Months Ended
	March 31, 2024
	Average Balance	Interest Income/ Expenses	Rate Earned/ Paid
	(dollars in thousands)
Total interest-earning assets (GAAP)	$5,153,226
Net interest income on a fully taxable equivalent basis (GAAP)		$26,856
Net interest margin on a fully taxable equivalent basis (GAAP)			2.10%
Less: Accretion of loan fair value adjustments (GAAP)		(554)	-0.05%
Adjusted net interest margin on a fully taxable equivalent basis (non-GAAP)	$5,153,226	$26,302	2.05%

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

The Company also recognizes that a sustained environment of higher/lower interest rates will affect the underlying value of the Company’s assets, liabilities and off-balance sheet instruments since the present value of their future cash flows (and the cash flows themselves) change when interest rates change. In order to monitor the long-term structural and economic position of the balance sheet, the Asset/Liability Committee (the “ALCO” or the “Committee”) reviews the Economic Value of Equity (“EVE”) measure on a quarterly basis.

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

As part of its quarterly report to the Company’s Risk Committee, the ALCO reviews the Company’s IRR position relative to the current limits noted above. All IRR exceptions are discussed and documented by the Risk Committee in its minutes and are available for review at the Board of Directors’ (the “Board”) next subsequent meeting. If any of the current limits are exceeded for more than two consecutive quarterly periods, the ALCO will discuss with the Risk Committee its plans to bring the Company back within the applicable limits, or, if no action is recommended, the ALCO will discuss why it believes no action is appropriate. In order for the Company to continue to operate outside the limits for more than two consecutive quarterly periods, approval of the Risk Committee is required. For the period ended March 31, 2024 and December 31, 2023, the ALCO did not approve any risk profiles that do not conform to management and Board risk tolerances, including the IRR and EVE limits.

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

As of March 31, 2024:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Parallel rate shocks
+300	(8.3)	2.4
+200	(5.6)	4.6
+100	(2.6)	7.4
–100	2.8	10.9
–200	4.2	10.4

The following table demonstrates the annualized result of an interest rate simulation and the estimated effect that a gradual interest rate shift in the yield curve and subjective adjustments in deposit pricing might have on the Company’s projected net interest income over the next 12 and 24 months.

As of March 31, 2024:

	Year 1	Year 2
Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income	Percentage Change in Net Interest Income
Gradual rate shifts
+200	(2.9)	3.6
–100	(0.5)	12.1
–200	(1.2)	13.1

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

The Bank’s economic value of equity analysis as of March 31, 2024, estimated that, in the event of an instantaneous 200 basis point increase in interest rates, the Bank would experience a 25.4% decrease in the economic value of equity for the next 12 months, resulting in an economic value of equity ratio of 7.9%. This shock scenario assumes an instantaneous increase in deposit and wholesale funding rates at March 31, 2024 levels with no benefit assumed of asset repricing into a higher rate environment. At the same date, the analysis estimated that, in the event of an instantaneous 200 basis point decrease in interest rates, the Bank would experience a 21.8% increase in the economic value of equity, resulting in an economic value of equity ratio of 11.4%. This shock scenario assumes an instantaneous decrease in deposit and wholesale funding rates at March 31, 2024 levels, while assets are valued in a lower rate environment. The falling rate shocks for the economic value of equity analysis result in improved valuations as the cost to replace the Bank’s core deposits is reduced but is more than offset by the increased value of the bank’s assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Impact of Inflation and Changing Prices. The Company’s Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation, including the elevated inflation during the last two years, is reflected in the Company’s increased cost of operations. Unlike industrial companies, the Company's assets and liabilities are primarily monetary in nature. As a result, generally speaking, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s liquidity position is managed on a daily basis as part of the daily settlement function and continuously as part of the formal asset liability management process. The Bank’s liquidity is maintained by managing its core deposits as the primary source, selling investment securities, selling loans in the secondary market, borrowing from the FHLB of Boston and FRB of Boston, entering into repurchase agreements, and purchasing wholesale certificates of deposit as its secondary sources. At March 31, 2024, the Company had access to funds totaling $2.35 billion.

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

Capital Adequacy. Total shareholders’ equity was $535.6 million at March 31, 2024, as compared to $534.6 million at December 31, 2023. The Company’s equity increased primarily due to net income of $6.9 million, partially offset by dividend payments of $5.3 million. Based on past performance and current expectations, the Company believes that cash, cash equivalents, investments, and other sources of liquidity will satisfy its currently anticipated working capital needs, capital expenditures, and other liquidity requirements associated with its operations through the next 12 months and the reasonably foreseeable future.

The Company and the Bank are subject to various regulatory capital requirements. As of March 31, 2024, the Company and the Bank exceeded the regulatory minimum levels to be considered “well-capitalized.” See Note 13 - Shareholders’ equity to the Unaudited Consolidated Financial Statements for additional discussion of regulatory capital requirements.

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

Off-Balance-Sheet Arrangements. The Company’s significant off-balance-sheet arrangements consist of the following:

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, please refer to the “Risk Factors” sections in the 2023 Annual Report, which is accessible on the SEC’s website at www.sec.gov.

There have been no material changes to the risk factors previously disclosed in the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2024:

	Total Number of Shares Repurchased (1)	Weighted Average Price Paid Per Share

Period
January 1 to January 31, 2024	873	$66.51
February 1 to February 29, 2024	3,130	$68.31
March 1 to March 31, 2024	1,779	$64.48
Total	5,782
(1)
Shares repurchased by the Company relate to shares tendered by employees to pay their income tax liability on current period RSA, RSU, or PRSU vestings.

On March 13, 2023, the Board authorized a share repurchase program (the “2023 Repurchase Program”) to acquire from time to time up to 5.0% of the total number of outstanding shares of the Company’s common stock as of December 31, 2022, with such purchases occurring prior to March 13, 2024, provided that the aggregate purchase price does not exceed $32.4 million. The Board has not authorized a share repurchase program to replace the 2023 Repurchase Program following its expiration on March 13, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase of Company securities that was intended to satisfy the affirmative defense conditions of Rule 1-b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE BANCORP

May 9, 2024	By:	/s/ Denis K. Sheahan
Denis K. Sheahan
Chairman, President & Chief Executive Officer (Principal Executive Officer)

May 9, 2024
	By:	/s/ Joseph P. Sapienza
Joseph P. Sapienza
Interim Chief Financial Officer, Senior Vice President (Principal Financial Officer and Principal Accounting Officer)